Form 10-Q
period 2013-09-30
Riverview Financial Corp
filed 2013-11-14
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

333-188193

Commission File Number

RIVERVIEW FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	26-3853402
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3rd and Market Streets, Halifax, PA 17032

(Address of principal executive offices)

Registrant’s telephone number: 717-896-3433

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,716, 316 shares of Common Stock, with no par value per share, outstanding as of October 31, 2013.

RIVERVIEW FINANCIAL CORPORATION

PART I.	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
(In thousands, except share data)	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$9,951	$8,611
Federal funds sold	2,446	1,567
Interest bearing deposits	5,090	5,774

Cash and cash equivalents	17,487	15,952
Interest bearing time deposits with banks	250	250
Investment securities available for sale	31,376	45,101
Mortgage loans held for sale	—	830
Loans, net of allowance for loan losses of $3,556 - 2013; $3,736 - 2012	243,374	234,112
Premises and equipment	6,887	7,162
Accrued interest receivable	912	1,014
Restricted investments in bank stocks	1,065	1,429
Cash value of life insurance	6,870	6,706
Foreclosed assets	1,519	1,909
Goodwill	2,297	2,297
Intangible assets	466	547
Other assets	4,189	1,888

Total Assets	$316,692	$319,197

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$22,327	$24,526
Demand, interest bearing	118,293	97,576
Savings and money market	57,599	48,342
Time	82,402	99,001

Total deposits	280,621	269,445
Short-term borrowings	—	11,000
Long-term borrowings	7,000	9,550
Accrued interest payable	146	214
Other liabilities	2,256	2,251

Total Liabilities	290,023	292,460

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued 2013 and 2012 1,750,003 shares; outstanding 2013 and 2012 1,716,316 shares	875	875
Surplus	11,383	11,350
Retained earnings	15,101	14,217
Accumulated other comprehensive income (loss)	(353)	632
Treasury stock, at cost 2013 and 2012 33,687 shares	(337)	(337)

Total Shareholders’ Equity	26,669	26,737

Total Liabilities and Shareholders’ Equity	$316,692	$319,197

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share data)	September 30,		September 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$3,034	$2,948	$8,970	$8,639
Investment securities - taxable	47	138	133	463
Investment securities - tax exempt	178	181	534	539
Interest-bearing deposits	8	4	20	18
Dividends	3	—	6	2

Total Interest Income	3,270	3,271	9,663	9,661

Interest Expense
Deposits	494	716	1,659	2,178
Short-term borrowings	—	7	1	8
Long-term debt	65	86	225	270

Total Interest Expense	559	809	1,885	2,456

Net Interest Income	2,711	2,462	7,778	7,205

Provision for Loan Losses	47	425	47	510

Net Interest Income after Provision for Loan Losses	2,664	2,037	7,731	6,695

Noninterest Income
Service charges on deposit accounts	79	78	225	206
Other service charges and fees	96	91	267	273
Earnings on cash value of life insurance	52	60	166	186
Fees and commissions from securities brokerage	136	—	408	—
Gain on sale of available for sale securities	—	—	119	770
Loss on sale of other real estate owned	(229)	—	(264)	(28)
Gain/(loss) on write-down of other real estate owned	150	—	76	—
Loss on other assets	—	(1)	—	(8)
Gain on sale of mortgage loans	89	215	475	378

Total Noninterest Income	373	443	1,472	1,777

Noninterest Expenses
Salaries and employee benefits	1,293	1,258	3,814	3,568
Occupancy expenses	226	229	721	676
Equipment expenses	132	140	395	382
Telecommunication and processing charges	183	166	552	489
Postage and office supplies	67	53	191	178
FDIC premiums	66	60	172	196
Bank shares tax expense	73	43	220	185
Directors’ compensation	67	66	209	198
Professional services	53	50	152	148
Other expenses	231	219	733	549

Total Noninterest Expenses	2,391	2,284	7,159	6,569

Income before Income Taxes	646	196	2,044	1,903
Applicable Federal Income Tax Expense (Benefit)	162	(15)	516	401

Net Income	$484	$211	$1,528	$1,502

Basic and Diluted Earnings Per Share	$0.28	$0.12	$0.89	$0.87

Dividends Per Share	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$484	$211	$1,528	$1,502
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax	($347)	($218)	($1,064)	($820)
Reclassification adjustment for income included in net income, net of tax	—	—	79	510

Total other comprehensive income (loss), net of tax	($347)	($218)	($985)	($310)

Total comprehensive income (loss)	$137	($7)	$543	$1,192

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance - January 1, 2012	$875	$11,307	$13,490	$1,006	($272)	$26,406

Net income	—	—	1,502	—	—	1,502

Other comprehensive income (loss)	—	—	—	(310)	—	(310)

Compensation cost of option grants	—	42	—	—	—	42

Cash dividends, $0.375 per share	—	—	(645)	—	—	(645)

Repurchase common stock	—	—	—	—	(64)	(64)

Balance - September 30, 2012	$875	$11,349	$14,347	$696	($336)	$26,931

Balance - January 1, 2013	$875	$11,350	$14,217	$632	($337)	$26,737

Net income	—	—	1,528	—	—	1,528

Other comprehensive income (loss)	—	—	—	(985)	—	(985)

Compensation cost of option grants	—	33	—	—	—	33

Cash dividends, $0.375 per share	—	—	(644)	—	—	(644)

Balance - September 30, 2013	$875	$11,383	$15,101	($353)	($337)	$26,669

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012

Cash Flows from Operating Activities
Net income	$1,528	$1,502
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	444	452
Provision for loan losses	47	510
Granting of stock options	33	42
Net amortization (accretion) of premiums on securities available for sale	(210)	279
Net realized loss from write-down or sale of foreclosed real estate and other assets	188	28
Net realized gain on sale of securities available for sale	(119)	(770)
Acquisition of mortgage servicing rights	—	(6)
Amortization of intangible assets	81	26
Deferred income taxes	(48)	278
Proceeds from sale of mortgage loans	31,410	27,054
Net gain on sale of mortgage loans	(475)	(378)
Mortgage loans originated for sale	(30,105)	(26,837)
Earnings on cash value of life insurance, net	(166)	(186)
Increase in accrued interest receivable and other assets	(1,643)	(503)
Decrease in accrued interest payable and other liabilities	(63)	(183)

Net Cash Provided by Operating Activities	902	1,308

Cash Flows from Investing Activities
Securities available for sale:
Purchases	—	(29,214)
Proceeds from maturities, calls and principal repayments	7,134	5,448
Proceeds from sales	5,427	19,106
Proceeds from the sale of foreclosed real estate	504	84
Net decrease in restricted investments in bank stock	364	163
Net increase in loans	(9,611)	(35,876)
Purchases of premises and equipment	(169)	(385)
Purchase of life insurance	—	(775)
Proceeds from life insurance	2	—

Net Cash Provided by (Used in) Investing Activities	3,651	(41,449)

Cash Flows from Financing Activities
Net increase in deposits	11,176	13,312
Net increase in securities sold under agreements to repurchase	—	(893)
Increase (decrease) on short-term borrowings	(11,000)	11,821
Repayment of long-term debt	(2,550)	(3,128)
Purchase of treasury stock	—	(64)
Dividends paid	(644)	(645)

Net Cash Provided by (Used in) Financing Activities	(3,018)	20,403

Net Increase (Decrease) in Cash and Cash Equivalents	1,535	(19,738)
Cash and Cash Equivalents - Beginning	15,952	27,905

Cash and Cash Equivalents - Ending	$17,487	$8,167

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)

Supplemental Disclosures of Cash Flows Information
Interest paid	$1,884	$2,497

Income taxes paid	$479	$387

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$302	$1,053

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

Riverview Financial Corporation (“Riverview”) and its wholly-owned bank subsidiary, Riverview Bank (“Bank”), provide loan, deposit and a full range of banking services to individuals, businesses and municipalities through two full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Enola, Cumberland County, Pennsylvania, four full service offices in Tower City, Cressona, Pottsville and Orwigsburg, Schuylkill County, Pennsylvania, three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania and one commercial office in Wyomissing, Berks County, Pennsylvania. Effective December 27, 2012, the Bank purchased a wealth management business located in Orwigsburg, Schuylkill County, Pennsylvania that provides financial advisory, insurance and investment services relating to non-deposit type investment products. The business, known as Riverview Financial Wealth Management, is a division of the Bank.

The Bank is a Pennsylvania chartered state bank, which competes with several other financial institutions within its geographic footprint to provide its banking and wealth management services to individuals, businesses, municipalities and other organizations.

Riverview and the Bank are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine Riverview and the Bank for adherence to laws and regulations.

The accounting and reporting policies followed by Riverview conform to generally accepted accounting principles and to general practices within the banking industry. The following paragraphs briefly describe the more significant accounting policies.

Principles of Consolidation and Basis of Accounting

The accompanying unaudited consolidated financial statements include the accounts of Riverview and its wholly-owned bank subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Riverview uses the accrual basis of accounting.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included.

Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or any other future period. The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2012, included in Riverview’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 9, 2013.

Use of Estimates

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires Riverview to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Note 1 - Summary of Significant Accounting Policies (Continued)

Riverview evaluates estimates on an ongoing basis. Material estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, the potential impairment of goodwill, the valuation of deferred tax assets, the determination of other-than-temporary impairment on securities and the valuation of real estate acquired by foreclosure or in satisfaction of loans. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. The current unstable economic environment has resulted in a heightened degree of uncertainty inherent in these material estimates.

Accounting Policies

The accounting policies of Riverview as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in Riverview’s annual audited financial statements included in Riverview’s Registration Statement on Form S-4.

Segment Reporting

Riverview operates in a single business segment consisting of traditional banking activities.

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about the events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, Riverview evaluated the events and transactions that occurred after September 30, 2013 through the date these consolidated financial statements were issued, and has not identified any events that require recognition or disclosure in the consolidated financial statements other than the completion of a consolidation with Union Bancorp, Inc. as discussed below in Note 2.

Note 2 - Consolidation with Union Bancorp, Inc.

Effective November 1, 2013, Riverview Financial Corporation completed its consolidation with Union Bancorp, Inc. into a newly formed, Pennsylvania corporation that will operate under the name “Riverview Financial Corporation”. In connection with the consolidation, Union Bank and Trust Company merged with Riverview Bank, with Riverview Bank surviving. The consolidation created a full-service community banking organization serving the Perry, Dauphin, Cumberland, Schuylkill, Northumberland and Berks county markets. On a proforma basis as of September 30, 2013, the resulting company had $440,000,000 in assets, $318,000,000 in loans and $394,000,000 in deposits and was be considered well capitalized under capital adequacy guidelines.

Under the terms of the consolidation, the newly consolidated company acquired all of the outstanding shares of Union and Riverview in a stock for stock transaction in which Union shareholders received 1.95 shares of the newly consolidated company for each Union share held, and Riverview shareholders received one share of the newly consolidated company for each Riverview share held. As a result of the transaction, Union’s and Riverview’s former shareholders own approximately 36% and 64%, respectively, of the combined company.

Note 3 - Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents. Riverview’s common stock equivalents consist of outstanding common stock options, for 179,250 shares of Riverview common stock as of September 30, 2013 and September 30, 2012. There was intrinsic value associated with all of the stock options outstanding at September 30, 2013 because the exercise prices for the options were lower than the trading price of the stock.

Note 3 - Earnings Per Common Share (Continued)

The following table presents the amounts used in computing earnings per share the periods presented:

	Three Months Ended		Nine Months Ended
(In thousands, except share data)	September 30,		September 30,
	2013	2012	2013	2012
Net income applicable to common stock	$484	$211	$1,528	$1,502

Weighted-average common shares outstanding	1,716,316	1,720,452	1,716,316	1,721,155
Effect of dilutive securities, stock options	1,521	3,637	3,203	6,300

Weighted-average common shares outstanding used to calculate diluted earnings per share	1,717,837	1,724,089	1,719,519	1,727,455

Basic earnings per share	$0.28	$0.12	$0.89	$0.87
Diluted earnings per share	$0.28	$0.12	$0.89	$0.87

Note 4 - Investment Securities Available-for-Sale

The following tables present the amortized cost and estimated fair values of investment securities at September 30, 2013 and December 31, 2012, all of which were available-for-sale:

September 30, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

State and municipal	$22,236	$210	$716	$21,730
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	9,676	38	68	9,646

	$31,912	$248	$784	$31,376

December 31, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S Government agencies	$3,500	$6	$—	$3,506
State and municipal	22,252	665	64	22,853
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	12,837	169	—	13,006
Collateralized mortgage obligations (CMOs)	5,555	181	—	5,736

	$44,144	$1,021	$64	$45,101

Note 4 - Investment Securities Available-for-Sale (Continued)

The amortized cost and fair value of debt securities available-for-sale at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$—	$—
Due after one year through five years	2,109	2,135
Due after five years through ten years	8,281	8,356
Due after ten years	11,846	11,239

	22,236	21,730
Mortgage-backed securities	9,676	9,646

	$31,912	$31,376

Securities with an amortized cost of $31,910,000 and a fair value of $31,375,000 were pledged at September 30, 2013 as collateral for public fund deposits and for other purposes as required or permitted by law. This compares to December 31, 2012, where securities with an amortized cost of $30,949,000 and a fair value of $31,797,000 were pledged for the same purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2013:
Available-for-sale:
State and municipal	$8,217	$656	$1,251	$60	$9,468	$716
Mortgage-backed securities	4,622	68	—	—	4,622	68

	$12,839	$724	$1,251	$60	$14,090	$784

December 31, 2012:
Available-for-sale:
State and municipal	$5,053	$64	$—	$—	$5,053	$64

	$5,053	$64	$—	$—	$5,053	$64

Management evaluates securities for other-than-temporary impairment, on at least a quarterly basis. It is management’s intent to hold all investments until maturity unless market, economic, credit quality or specific investment concerns warrant a sale of securities. Consideration is given to (1) the length of time and the extent to which the fair value of securities has been less than cost, (2) the credit quality or financial condition and near-term prospects of the issuer, and (3) the intent and ability of the corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2013, twenty-two state and municipal securities and six mortgage-backed securities had unrealized losses as compared with twelve state and municipal securities that had unrealized losses at December 31, 2012. Management believes that the securities with unrealized losses do not represent impairments that are other-than-temporary. Rather, management believes that the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues. As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

Note 4 - Investment Securities Available-for-Sale (Continued)

As part of its strategy to manage interest rate risk and prepayment risk inherent within the investment portfolio, the Bank sold five available-for-sale mortgage-backed securities totaling $5,309,000 during the first nine months of 2013. There were no securities sold during the three months ended September 30, 2013 since all of the 2013 securities sales occurred in the first quarter of the year. For the nine months ended September 30, 2013, gross realized gains amounted to $119,000 and gross realized losses were zero, resulting in a $119,000 net gain on the sale. This compares with sales of available for sale mortgage-backed securities and municipal bonds totaling $19,106,000 for the nine months ended September 30, 2012, resulting in gross realized gains of $770,000, no gross losses, resulting in a net gain of $770,000. There were no securities sold during the three months ended September 30, 2012 since all of the 2012 securities sales occurred in the first quarter of the year.

The Bank reinvested the proceeds from the sale of investment securities into funding loan growth.

Note 5 Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category. Loans receivable are summarized as follows for the periods presented:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Commercial, financial, agricultural	$25,175	$23,321
Real Estate:
Construction	15,716	19,026
Mortgage	99,763	96,345
Commercial	104,043	97,061
Consumer installment	1,756	1,651

Total loans	246,453	237,404
Deferred loan fees	477	444

Total loans, net of fees	$246,930	$237,848
Allowance for loan losses	(3,556)	(3,736)

Total loans, net	$243,374	$234,112

The Bank takes a balanced approach to its lending activities by managing risk associated with its loan portfolio. This is achieved by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ensure monitoring efforts are ongoing with attention to portfolio dynamics and mix, and following procedures that are consistently applied and updated on an annual basis. The Bank contracts an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and every loan turndown undergoes an audit review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not changed its loan underwriting criteria, and management believes its standards continue to remain conservative. All of the Bank’s loans are to domestic borrowers.

The Bank’s management monitors the loan portfolio on a regular basis with consideration given to detailed analysis of loans by portfolio segment. Portfolio segments represent pools of loans with similar risk characteristics. There are eight portfolio segments – commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. For the purpose of estimating the allowance for loan losses, the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/construction loans are broken into sub-segments for loan participations bought and loans generated by the branches and commercial offices in Schuylkill and Berks counties, which are new market areas adjacent to the Bank’s traditional geographic footprint.

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The loans in these sub-segments have risk characteristics that differ from the general segments and merit separate analysis in order to afford additional granularity and accuracy in management’s estimate for the allowance for loan losses. Internal policy requires that the Chief Credit Officer report to the Board of Directors on a quarterly basis to discuss the status of the loan portfolio and any related credit quality issues. These reports include, but are not limited, to information on past due and nonaccrual loans, impaired loans, the allowance for loan losses, changes in the allowance for loan losses, credit quality indicators and foreclosed assets.

Past Due Loans and Nonaccrual Loans

Loans are considered to be past due when they are not paid in accordance with contractual terms. Past due loans are monitored by portfolio segment and by severity of delinquency - 30-59 days past due; 60-89 days past due; and 90 days and greater past due. The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it can be documented that it is well secured and in the process of collection. When a loan is placed on nonaccrual status, all unpaid interest credited to income in the current calendar year is reversed and all unpaid interest accrued in prior calendar years is charged against the allowance for loan losses. Interest payments received on nonaccrual loans are either applied against principal or reported as interest income according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The following table presents an aging of loans receivable by loan portfolio segments as of September 30, 2013 and December 31, 2012, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing

September 30, 2013:
Commercial	$171	$46	$—	$217	$25,086	$25,303	$—
Commercial real estate:
Non-owner occupied	—	—	601	601	69,990	70,591	—
Owner occupied	418	—	605	1,023	55,295	56,318	—
1-4 family investment	792	142	—	934	27,723	28,657	—
Commercial land and land development	215	—	—	215	10,757	10,972	—
Residential real estate	1,175	—	1,496	2,671	37,529	40,200	175
Home equity lines of credit	148	—	408	556	11,959	12,515	—
Consumer	1	1	—	2	2,372	2,374	—

Total	$2,920	$189	$3,110	$6,219	$240,711	$246,930	$175

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
December 31, 2012:
Commercial	$58	$—	$—	$58	$23,365	$23,423	$—
Commercial real estate:
Non-owner occupied	—	—	386	386	66,308	66,694	—
Owner occupied	237	—	119	356	50,270	50,626	—
1-4 family investment	99	83	306	488	27,397	27,885	—
Commercial land and land development	16	—	—	16	12,607	12,623	—
Residential real estate	730	926	1,404	3,060	38,427	41,487	231
Home equity lines of credit	—	—	479	479	12,333	12,812	—
Consumer	58	1	—	59	2,239	2,298	—

Total	$1,198	$1,010	$2,694	$4,902	$232,946	$237,848	$231

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower. Such loans approximated $3,521,000 at September 30, 2013. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $140,000 for the nine months ended September 30, 2013 and $177,000 for the nine months ended September 30, 2012.

The following presents loans by loan portfolio segments that were on a nonaccrual status as of September 30, 2013 and December 31, 2012:

(In thousands)	September 30, 2013	December 31, 2012
Commercial	$175	$190
Commercial real estate:
Non-owner occupied	601	1,159
Owner occupied	869	399
1-4 family investment	78	389
Commercial land and land development	—	—
Residential real estate	1,321	1,173
Home equity lines of credit	477	553

Total	$3,521	$3,863

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank further identifies all loans in nonaccrual status and troubled debt restructured loans as impaired loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the measure of an impaired loan results in a realizable value that is less than the recorded investment in the loan, the difference is recorded as a specific valuation allowance against that loan and the Bank then makes the appropriate adjustment to the allowance for loan losses.

The following presents impaired loans by loan portfolio segments for September 30, 2013 and December 31, 2012:

				Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment in Impaired Loans	Interest Income Recognized

Loans with no related allowance recorded:
Commercial	$712	$712	$—	$718	$8	$722	$24
Commercial real estate:
Non-owner occupied	2,402	2,402	—	2,638	16	2,741	47
Owner occupied	484	484	—	524	2	690	11
1-4 family investment	987	987	—	1,001	7	1,002	22
Commercial land and land development	—	—	—	—	—	—	—
Residential real estate	1,087	1,087	—	1,105	10	1,128	24
Home equity lines of credit	775	775	—	789	3	791	8
Consumer	—	—	—	—	—	—	—

Loans with an allowance recorded:
Commercial	167	167	1	188	—	189	—
Commercial real estate:
Non-owner occupied	114	114	44	168	—	194	—
Owner occupied	605	605	188	614	—	617	7
1-4 family investment	—	—	—	—	—	—	—
Commercial land and land development	—	—	—	—	—	—	—
Residential real estate	644	644	209	668	1	668	6
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

Total
Commercial	879	879	1	906	8	911	24
Commercial real estate:
Non-owner occupied	2,516	2,516	44	2,806	16	2,935	47
Owner occupied	1,089	1,089	188	1,138	2	1,307	18
1-4 family investment	987	987	—	1,001	7	1,002	22
Commercial land and land development	—	—	—	—	—	—	—
Residential real estate	1,731	1,731	209	1,773	11	1,796	30
Home equity lines of credit	775	775	—	789	3	791	8
Consumer	—	—	—	—	—	—	—

	$7,977	$7,977	$442	$8,413	$47	$8,742	$149

Note 5 - Loans Receivable and Credit Quality for Loans and the Allowance for Loan Losses (Continued)

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2012:
Loans with no related allowance recorded:
Commercial	$731	$731	—	$747	$34
Commercial real estate:
Non-owner occupied	3,082	3,082	—	3,441	61
Owner occupied	991	991	—	1,059	36
1-4 family investment	1,073	1,073	—	1,084	35
Commercial land and land development	—	—	—	—	—
Residential real estate	1,207	1,207	—	1,244	19
Home equity lines of credit	853	853	—	865	12
Consumer	3	3	—	6	—

Loans with an allowance recorded:
Commercial	177	177	2	191	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
1-4 family investment	343	343	148	350	9
Commercial land and land development	—	—	—	—	—
Residential real estate	518	518	216	541	11
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	908	908	2	938	34
Commercial real estate:
Non-owner occupied	3,082	3,082	—	3,441	61
Owner occupied	991	991	—	1,059	36
1-4 family investment	1,416	1,416	148	1,434	44
Commercial land and land development	—	—	—	—	—
Residential real estate	1,725	1,725	216	1,785	30
Home equity lines of credit	853	853	—	865	12
Consumer	3	3	—	6	—

	$8,978	$8,978	$366	$9,528	$217

The recorded investment in impaired loans decreased by $1,001,000 at September 30, 2013 compared to the year ended December 31, 2012. This decrease is attributable to the charge-off and transfer of seven loans totaling $525,000 to foreclosed real estate; the full payment of two loans totaling $120,000; the addition of two new impaired loans totaling $669,000; and principal received on impaired loans totaling $1,025,000.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when the Bank agrees to a modification to the terms of a loan in an effort to mitigate potential loss arising from a borrower’s financial difficulty. As of September 30, 2013 there were seventeen TDRs totaling $6,551,000 to nine separate and unrelated borrowers who were experiencing financial difficulty. This compares with seventeen TDRs to nine separate customers totaling $6,503,000 as of September 30, 2012. The modifications on these loans included reductions in interest rates, extension of maturity dates, lengthening of amortization schedules and provisions for interest only payments. There are no commitments to extend additional funds to any of these borrowers.

Note 5 - Loans Receivable and Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following table presents the number of TDRs and the recorded investment in TDRs for the three and nine months ended September 30, 2013 and 2012, as well as the number and recorded investment in TDRs that subsequently defaulted. Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings:
Commercial	—	$—	$—	—	$—	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
1-4 family investment	—	—	—	—	—	—
Commercial land and land development	—	—	—	—	—	—
Residential real estate	1	64	64	1	64	64
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	—		—	—
Commercial real estate:
Non-owner occupied	—	—		—	—
Owner occupied	—	—		—	—
1-4 family investment	—	—		—	—
Commercial land and land development	—	—		—	—
Residential real estate	—	—		—	—
Home equity lines of credit	—	—		—	—
Consumer	—	—		—	—

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$183	$183
Commercial real estate:
Non-owner occupied	—	—	—	—	—	—
Owner occupied	—	—	—	1	289	289
1-4 family investment	—	—	—	2	785	785
Commercial land and land development	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	1	414	414	1	414	414
Consumer	—	—	—	—	—	—

Note 5 - Loans Receivable and Credit Quality for Loans and the Allowance for Loan Losses (Continued)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	—		—	—
Commercial real estate:
Non-owner occupied	—	—		—	—
Owner occupied	—	—		—	—
1-4 family investment	—	—		—	—
Commercial land and land development	—	—		—	—
Residential real estate	—	—		—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—		—	—

The Bank assesses all loan restructurings in accordance with Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides a creditor with additional guidance in evaluating whether a restructuring of a debt is a troubled debt restructuring. This ASU further clarifies the definition of a troubled debt restructuring and confirms that a creditor should consider all aspects of a restructuring to determine whether it has granted a concession to a borrower, which would result in the classification of the credit as a TDR.

Allowance for Loan Losses

The allowance for loan losses is composed of individual valuation allowances to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, and loan pool valuation allowances, allocated and unallocated, to absorb losses which are not specifically identified but are inherent in the portfolio. Management evaluates the adequacy of the allowance on a quarterly basis.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process, including the procedures for impairment testing. Such a valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to policy, loan losses must be charged off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management in conjunction with outside sources are used to determine whether full collectability of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are performed quarterly on specific loans considered to be impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activity, but which, unlike individual allowances, have been allocated to unimpaired loans within the following eight portfolio segments: commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. The segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/ construction loans are broken into sub-segments for loan participations bought, and for loans generated by the branches and commercial offices in Schuylkill and Berks counties, which are new market areas adjacent to the Bank’s traditional geographic footprint. The loans in these sub-segments

Note 5 - Loans Receivable and Credit Quality for Loans and the Allowance for Loan Losses (Continued)

have risk characteristics that differ from the general segments and merit separate analysis in order to afford additional granularity and accuracy in management’s estimate for the allowance for loan losses. The Bank measures estimated credit losses on each of these groups of loans based on the historical loss rate of each group. The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters. Unimpaired criticized and classified loans are further segregated as “sub- pools” within each of these eight segments.

A separate, higher loss factor is ascribed to each of these “sub-pools” based on the relative risk in each segment as indicated by historical loss ratios, the level of criticized/classified assets, and the nature of each segment in terms of collateral and inherent risk of the loan type. Management believes that historical losses or even recent trends in losses do not by themselves, form a sufficient basis to determine the appropriate level for the allowance. Management therefore also considers the following qualitative factors that are likely to cause estimated credit losses associated with each of the portfolio segments to differ from historical loss experience:

•	Changes in lending policies and procedures, including changes in underwriting standards;

•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;

•	Changes in the quality of the Bank’s loan review system;

•	The existence and effect of any concentrations of credit, and the changes in the level of such concentrations; and

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.

Each portfolio segment is examined quarterly with regard to the impact of each of these factors on the quality and risk profile of the pool, and adjustments ranging from zero to fifty basis points per factor are calculated. The sum of these qualitative factor adjustments are added to the historical loss ratio for each segment and the resulting percentage is applied to the loan balance of the segment to arrive at the loan pool valuation allowance. An unallocated valuation allowance estimate is also made generally in order to give effect to significant loan growth in 2013 resulting from the entry into new markets in Schuylkill county in mid-2011 and Berks county in mid-2012. These portfolios are unseasoned and have not yet developed any loss history. Growth is expected to continue in these portfolios, with focus being given to business, construction, and commercial real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill and Berks county regions;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes appropriate at the time.

The loan pool valuation allowance for each segment, along with the unallocated valuation allowance, is totaled and added to the individual valuation allowance for impaired loans to arrive at the total allowance for loan losses.

These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of the data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio resulting in additions to the allowance for loan losses and a reduction in the Bank earnings.

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

Loan Charge Offs

Charge offs of commercial and industrial loans and commercial real estate and construction loans are recorded promptly upon determination that all or a portion of any loan balance is uncollectible. A loan is considered uncollectible when the borrower is 90 days or more delinquent in principal or interest repayment and the following conditions exist:

•	It is unlikely that the borrower will have the ability to pay the debt in a timely manner;

•	Collateral value is insufficient to cover the outstanding indebtedness; or

•	Guarantors do not provide adequate support.

All unsecured consumer loans are charged-off when they become 120 days delinquent or when it is determined that the debt is uncollectible. Overdrafts are charged off when it is determined recovery is not likely or the overdraft becomes 45 days old, whichever comes first.

All secured consumer loans, except those secured by a primary or secondary residence, are charged off when they become 120 days delinquent, or when it is determined that the debt is uncollectible.

Uncollateralized portions of first mortgage residential real estate loans and consumer loans secured by real estate are charged off upon completion of a sheriff’s sale, but prior to the transfer of the fair value carrying balance to other real estate owned. Current appraisals are obtained to determine the appropriate carrying balance with any exposed portion of the loan principal balance being charged off.

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the three and nine months ended September 30, 2013 and 2012 as follows:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial - Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses for the Three Months Ended September 30, 2013:
Beginning balance	$581	$829	$759	$532	$154	$585	$117	$30	$186	$3,773
Charge-offs	—	—	—	167	—	35	65	—	—	267
Recoveries	2	—	—	—	—	—	—	1	—	3
Provision	(195)	85	187	44	(23)	80	55	—	(186)	47

Ending balance	$388	$914	$946	$409	$131	$630	$107	$31	$—	$3,556

Ending balance: individually evaluated for impairment	$1	$44	$188	$—	$—	$209	$—	$—	$—	$442

Ending balance: collectively evaluated for impairment	$387	$870	$758	$409	$131	$421	$107	$31	$—	$3,114

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial - Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses for the Three Months Ended September 30, 2012:
Beginning balance	$533	$565	$665	$292	$170	$607	$74	$24	$(30)	$2,900
Charge-offs	0	0	0	0	0	0	0	7	0	7
Recoveries	1	0	0	0	0	0	0	0	0	1
Provision	31	172	90	110	(28)	8	(1)	6	37	425

Ending balance	$565	$737	$755	$402	$142	$615	$73	$23	$7	$3,319

Ending balance: individually evaluated for impairment	$3	$55	$0	$120	$0	$217	$0	$0	$0	$395

Ending balance: collectively evaluated for impairment	$562	$682	$755	$282	$142	$398	$73	$23	$7	$2,924

Allowance for Loan Losses for the Nine Months Ended September 30, 2013:
Beginning balance	$545	$841	$774	$456	$143	$582	$72	$31	$292	$3,736
Charge-offs	0	0	0	167	0	42	65	3	0	277
Recoveries	21	0	26	0	0	0	0	3	0	50
Provision	(178)	73	146	120	(12)	90	100	0	(292)	47

Ending balance	$388	$914	$946	$409	$131	$630	$107	$31	$0	$3,556

Ending balance: individually evaluated for impairment	$1	$44	$188	$0	$0	$209	$0	$0	$0	$442

Ending balance: collectively evaluated for impairment	$387	$870	$758	$409	$131	$421	$107	$31	$0	$3,114

Allowance for Loan Losses for the Nine Months Ended September 30, 2012:
Beginning balance	$693	$525	$593	$365	$147	$680	$63	$24	$333	$3,423
Charge-offs	268	0	353	0	0	31	0	9	0	661
Recoveries	47	0	0	0	0	0	0	0	0	47
Provision	93	212	515	37	(5)	(34)	10	8	(326)	510

Ending balance	$565	$737	$755	$402	$142	$615	$73	$23	$7	$3,319

Ending balance: individually evaluated for impairment	$3	$55	$0	$120	$0	$217	$0	$0	$0	$395

Ending balance: collectively evaluated for impairment	$562	$682	$755	$282	$142	$398	$73	$23	$7	$2,924

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial - Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Loans as of September 30, 2013:
Ending balance	$25,303	$70,591	$56,318	$28,657	$10,972	$40,200	$12,515	$2,374		$246,930

Ending balance: individually evaluated for impairment	$879	$2,516	$1,089	$987	$0	$1,731	$775	$0		$7,977

Ending balance: collectively evaluated for impairment	$24,424	$68,075	$55,229	$27,670	$10,972	$38,469	$11,740	$2,374		$238,953

Loans as of December 31, 2012:
Ending balance	$23,423	$66,694	$50,626	$27,885	$12,623	$41,487	$12,812	$2,298		$237,848

Ending balance: individually evaluated for impairment	$908	$3,082	$991	$1,416	$—	$1,725	$853	$3		$8,978

Ending balance: collectively evaluated for impairment	$22,515	$63,612	$49,635	$26,469	$12,623	$39,762	$11,959	$2,295		$228,870

Credit Quality Indicators

The Bank has established a credit risk rating system to quantify the risk in the Bank’s loan portfolio. This system is a critical tool for managing the Bank’s lending activities and for evaluating appropriate loan loss reserves. This rating system is dynamic with risk ratings subject to change at any time when circumstances warrant. The system rates the strength of the borrower and is designed to be a tool for management to manage the Bank’s credit risk and provide an early warning system for negative migration of credits. The system also provides for recognition of improvement in credits. Risk ratings move dynamically, both negatively and positively.

Each new, renewed or modified credit facility is given a risk rating that takes into consideration factors that affect credit quality. The primary determinants of the risk rating assigned are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The rating also reflects current economic and industry conditions. Major factors used in determining the rating include the following variables:

•	Capitalization

•	Liquidity

•	Cash flow

•	Revenue and earnings trends

•	Management strength or weakness

•	Quality of financial information

•	Reputation and credit history

•	Industry, including economic climate

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

In addition, the following factors may affect the risk rating derived from the above factors:

Collateral: The rating may be affected by the type and quality of collateral, the level of coverage, the economic life of the collateral, liquidation value, and the Bank’s ability to dispose of the collateral.

Guarantors: The support provided by guarantors varies on a case-by-case basis and, thus the impact of the guarantor on the risk rating assigned to a loan or lending commitment also varies. In order to provide enough support to impact the assigned rating by one or more levels, the guarantee must be unconditional and be from an individual or entity with substantial financial strength and a vested interest in the success of the borrower.

The Bank assigns risk ratings based on a scale from 1 to 8 with 1 being the highest quality rating and 8 being the lowest quality grade.

•	Levels 1-4 are “Pass” grades

•	Level 5 is “Special Mention” (criticized loan)

•	Level 6 is “Substandard” (classified loan)

•	Level 7 is “Doubtful” (classified loan)

•	Level 8 is “Loss” (classified loan)

Risk Rating Definitions

1 - Excellent

This category is reserved for loans that contain a virtual absence of any credit risk. The loan is secured by properly margined cash collateral (in accordance with loan policy). Loans that are unquestionably guaranteed by the U.S. government, or any agency thereof, would also fit this category.

2 - Good

Loans in this category would be characterized by nominal risk and strong repayment certainty. This would include loans to companies or individuals that are paying as agreed and that are either unsecured or secured where reliance is placed on non-liquid or less than good quality liquid collateral.

3 - Satisfactory

Loans in this category are considered to exhibit an average level of credit risk. However, these loans have certain risk characteristics, whether due to management, industry, economic or financial concerns. Credits with satisfactory liquidity and leverage, with losses considered to be of a temporary nature for which there is only minor concern would be so rated. Loans for start-up businesses or loans to firms exhibiting high leverage could receive this rating. Loans in this category would also include borrowers whose underlying financial strength may be relatively weak. However, risk of loss is considered minimal due to adequate, well-margined and controlled collateral.

4 - Watch

Loans in this category would typically be experiencing some negative trends due to financial, operational, economic, or regulatory reasons. A deteriorating collateral position or guarantor, in isolation, could also justify this rating. Such loans must have elevated monitoring as a result of negative trends which, if not addressed, could result in an unacceptable increase in credit risk.

5 - Special Mention

A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant an adverse classification. Loans for which economic or market conditions are beginning to adversely affect the borrower may be so rated. An adverse trend in the borrower’s operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be best handled by this rating. Loans in which actual weaknesses are evident and significant are considered for more serious criticism. In cases where the credit is weak but trends are improving, and/or collateral support is within normal advance margins, consideration is given for the next higher rating.

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

6 - Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions which have clearly jeopardized repayment of principal and interest as originally intended. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. All loans in nonaccrual status may be rated no higher than substandard.

7 - Doubtful

A doubtful loan has all of the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending events that may work to strengthen the asset, its classification as a loss is deferred until its most exact status may be determined. Generally, pending events should be resolved within a relatively short period and the rating will be adjusted based on the new information. Because of high probability of loss, loans rated doubtful must be in non-accrual status.

8 - Loss

Loans classified loss are considered uncollectible and of such little value that their continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may be effected in the future. When access to collateral, rather than the value of the collateral, is a problem, a less severe classification may be appropriate. However, the Bank will not maintain an asset on the balance sheet if realizing its value would require long-term litigation or other lengthy recovery efforts. Losses are recorded in the period the asset becomes uncollectible.

The following presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of September 30, 2013 and December 31, 2012:

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial - Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total

September 30, 2013:
1 - Excellent	$69	$0	$0	$0	$0	$0	$0	$138	$207
2 - Good	4,114	216	2,242	62	198	0	36	0	6,868
3 - Satisfactory	18,907	67,139	49,778	19,197	10,013	37,852	11,231	2,236	216,353
4 - Watch	804	250	2,611	7,323	330	16	405	0	11,739
5 - Special Mention	530	2,613	578	1,199	431	128	367	0	5,846
6 - Substandard	879	373	1,109	876	0	2,204	476	0	5,917
7 - Doubtful	0	0	0	0	0	0	0	0	0
8 - Loss	0	0	0	0	0	0	0	0	0

Total	$25,303	$70,591	$56,318	$28,657	$10,972	$40,200	$12,515	$2,374	$246,930

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial - Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total

December 31, 2012:
1 - Excellent	$161	$—	$—	$—	$—	$—	$—	$—	$161
2 - Good	3,768	239	2,392	68	212	—	59	—	6,738
3 - Satisfactory	16,980	61,779	43,353	17,062	11,290	39,313	11,061	2,295	203,133
4 - Watch	652	250	3,279	8,218	653	17	771	—	13,840
5 - Special Mention	954	3,779	590	1,349	468	164	368	—	7,672
6 - Substandard	908	647	1,012	1,188	—	1,993	553	3	6,304
7 - Doubtful	—	—	—	—	—	—	—	—	—
8 - Loss	—	—	—	—	—	—	—	—	—

Total	$23,423	$66,694	$50,626	$27,885	$12,623	$41,487	$12,812	$2,298	$237,848

The adequacy of the allowance is analyzed quarterly, with any adjustment to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio. Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2013, management believes the allowance for loan losses has been established at a level sufficient to cover the probable incurred losses in the loan portfolio.

Note 6 - Stock Option Plan

In January 2009, Riverview implemented a nonqualified stock option plan. The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of the common stock of Riverview to secure, retain and motivate its directors, officers and key employees and to align such person’s interests with those of Riverview’s shareholders. Originally, shares of Riverview’s common stock that may be issued or transferred under this plan could not exceed, in the aggregate, 170,000 shares. On January 4, 2012, the 2009 Stock Option Plan was amended and restated to increase the total number of shares of common stock that may be issued under the Plan through grants of nonqualified stock options. The amendment increased the number of shares available under the Plan, in the aggregate, to 220,000 shares from 170,000 shares that were originally documented in the Plan. The vesting schedule for all options is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. As of September 30, 2013, there were 11,500 option grants fully vested or exercisable as a result of the deaths of two directors of Riverview. Information pertaining to options outstanding at September 30, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$10.35 - $10.60	179,250	7 years	$10.58	11,500	$10.60	7 years

Riverview accounts for these options in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. Riverview is amortizing compensation expense over the vesting period, or seven years. Total compensation

Note 6 - Stock Option Plan (Continued)

expense relating to the options that has been recognized is $144,000, out of which $11,000 was recorded for the three months ended September 30, 2013 and $33,000 was recorded for the nine months ended September 30, 2013. The remaining unrecognized compensation expense as of September 30, 2013 was $127,000. In comparison with 2012, $15,000 in option compensation expense was recorded for the three months ended September 30, 2012 for a total of $42,000 for the nine months ended September 30, 2012.

During the three and nine months ended September 30, 2013, no options were granted and no options were exercised.

Note 7 - Financial Instruments with Off Balance Sheet Risk

In the ordinary course of business, the Bank is party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, typically residential mortgage loans and commercial loans and, to a lesser extent, letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making such commitments and conditional obligations as it does for on balance sheet instruments. The Bank does not anticipate any material losses from those commitments.

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows for the periods indicated:

	Contract or Notional Amount
	September 30, 2013	December 31, 2012
	(In thousands)

Commitments to grant loans	$16,583	$13,262
Unfunded commitments of existing loans	20,965	21,396
Standby and performance letters of credit	1,818	1,749

	$39,366	$36,407

Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of Riverview’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts Riverview could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The Fair Value Measurements standard under generally accepted accounting principles defines fair value, describes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value.

The three levels of the fair value hierarchy under this standard are defined as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2013:
State and municipal	$21,730	$—	$21,730	$—
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	9,646	—	9,646	—

Securities available-for-sale	$31,376	$—	$31,376	$—

December 31, 2012:
U.S. Government agencies	$3,506	$—	$3,506	$—
State and municipal	22,853	—	22,853	—
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	13,006	—	13,006	—
CMOs	5,736	—	5,736	—

Securities available-for-sale	$45,101	$—	$45,101	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. Adjustments to the fair value of these assets usually results from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For financial assets measured at estimated fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

	Level 1	Level 2	Level 3	Total	Total Gains/Losses
	(In thousands)
September 30, 2013:
Loans held for sale	$—	$—	$—	$—	$—
Other real estate owned	—	1,519	—	1,519	(188)
Impaired loans, net of related allowance	—	358	731	1,089	—

Total	$—	$1,877	$731	$2,608	($188)

December 31, 2012:
Loans held for sale	$—	$830	$—	$830	$—
Other real estate owned	—	1,909	—	1,909	(122)
Impaired loans, net of related allowance	—	501	171	672	—

Total	$—	$3,240	$171	$3,411	($122)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value (in thousands):

September 30, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$731	Appraisal of collateral(1)	Appraisal and liquidation adjustments(2)	0-(20)%

December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$171	Appraisal of collateral(1)	Appraisal and liquidation adjustments(2)	0-(20)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral. When an appraisal is older than two years the asset is categorized as a Level 3.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of Riverview since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Riverview’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of Riverview’s financial instruments at September 30, 2013 and December 31, 2012:

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest-bearing time deposit (carried at cost):

Fair values for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. Riverview generally purchases amounts below the insured limit, thus limiting the amount of credit risk on these time deposits.

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Securities:

The fair value of securities available-for-sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that include assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

Mortgage loans held for sale (carried at lower of cost or fair value):

The fair value of mortgages held for sale is determined, when possible, using quoted secondary market prices. If no such quoted prices exist, the fair value of the loan is determined using quoted market prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Loans (carried at cost):

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturities or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under the standard regarding Accounting by Creditors for Impairment of a Loan, in which Riverview has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements. At September 30, 2013, Riverview had impaired loans of $7,977,000, out of which $1,530,000 required a valuation allowance of $442,000. This compares with impaired loans of $8,978,000 at December 31, 2012, out of which $1,038,000 required a valuation allowance of $366,000.

Restricted investment in Bank stocks (carried at cost):

The carrying amount of restricted investment in Bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued interest receivable and payable (carried at cost):

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings (carried at cost):

The carrying amounts of short-term borrowings approximate their fair values.

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Long-term borrowings (carried at cost):

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. The prices were obtained from an active market and represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-balance sheet financial instruments (disclosed at cost):

Fair values for Riverview’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of Riverview’s financial instruments at September 30, 2013 and December 31, 2012 are presented in the following table:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2013
Financial assets:
Cash and cash equivalents	$17,487	$17,487	$—	$—
Interest-bearing time deposits	250	250	—	—
Investment securities	31,376	—	31,376	—
Mortgage loans held for sale	—	—	—	—
Loans, net	243,374	—	—	246,277
Accrued interest receivable	912	—	912	—
Restricted investments in bank stocks	1,065	—	1,065	—
Financial liabilities:
Deposits	280,621	—	274,424	—
Long-term borrowings	7,000	—	7,375	—
Accrued interest payable	146	—	146	—

Off balance sheet financial instruments	—	—	—	—

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2012
Financial assets:
Cash and cash equivalents	$15,952	$15,952	$—	$—
Interest-bearing time deposits	250	250	—	—
Investment securities	45,101	—	45,101	—
Mortgage loans held for sale	830	—	830	—
Loans, net	234,112	—	—	237,376
Accrued interest receivable	1,014	—	1,014	—
Restricted investments in bank stocks	1,429	—	1,429	—
Financial liabilities:
Deposits	269,445	—	272,079	—
Short-term borrowings	11,000	—	10,998	—
Long-term borrowings	9,550	—	10,138	—
Accrued interest payable	214	—	214	—

Off balance sheet financial instruments	—	—	—	—

Note 9 - Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) in January 2013 issued Accounting Standards Update (“ASU”) No. 2013-01, “Disclosures About Offsetting Assets and Liabilities”, which clarifies the scope of the new offsetting disclosures requires under ASU No. 2013-01. It is limited to (1) derivatives, (2) repurchase and reverse repurchase agreements, and (3) securities borrowing and lending transactions, that are either: offset in the statement of financial position in accordance with ASC 10, “Balance Sheet Presentment”, or ASC 815, “Derivatives and Hedging”, or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013. This guidance did not have a significant impact on Riverview’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) or net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For AOCI reclassification items that are not reclassified in their entirety into net income, entities would then cross reference to the related note to the financial statements for additional information. Riverview adopted the provisions of ASU No. 2013-2 effective January 1, 2013. Since Riverview’s only AOCI item consists of unrealized gains or losses on securities available for sale, the adoption of this standard had no impact on Riverview’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RIVERVIEW FINANCIAL CORPORATION

The following discussion and analysis summarizes Riverview’s results of operations and highlights material changes for the three and nine months ended September 30, 2013 and September 30, 2012 and its financial condition as of September 30, 2013. This discussion is intended to provide additional information which may not be readily apparent from the consolidated selected financial data included in this report.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related footnotes presented in Riverview’s December 31, 2012 Annual Report contained in the Registration Statement on Form S-4. Current performance does not guarantee and may not be indicative of similar performance in the future. Other than described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources.

Forward-Looking Statements

Except for historical information, this report may be deemed to contain “forward-looking” statements regarding Riverview. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in Riverview’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact Riverview’s operating results include, but are not limited to, (i) the effects of changing economic conditions in Riverview’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect Riverview’s operations including the impact of the enactment and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act [Basel III] (v) funding costs, (vi) volatility in the securities markets, (vii) ineffective business strategy, (viii) effects of deteriorating market conditions, specifically the effect of such condition on loan customers’ ability to repay loans, (ix) inability to achieve consolidated related cost savings, and (x) other external developments which could materially affect Riverview’s business and operations.

Critical Accounting Policies

Riverview considers certain accounting policies to be critically important to the fair presentation of its financial condition and results of operations. These policies require management to make complex judgments on matters which by their nature have elements of uncertainty. The sensitivity of Riverview’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations. These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment. Riverview has identified the following as critical accounting policies:

•	Adequacy of the allowance for loan losses

•	Valuation of securities available for sale and impairment analysis

•	Goodwill valuation and analysis for impairment

•	Valuation of deferred tax assets

The allowance for loan losses is a valuation account that reflects management’s evaluation of probable losses in the loan portfolio. Riverview’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectability of principal may not be reasonably assured. Riverview performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects an estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantiated methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, construction, and commercial real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage and other consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable.

Riverview’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity. Estimated fair value of these securities is determined based on methodologies in accordance with generally accepted accounting principles. Fair values are volatile and may be influenced by a number of factors, including market conditions, discount rates, credit ratings and yield curves. Fair values for investment securities are based on market quotations or matrix pricing, where available. If quoted market prices are not available, fair values used are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security.

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists. Available for sale securities are analyzed quarterly for possible other than temporary impairment. The analysis considers (i) whether the bank has the intent to sell the securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the bank will have to sell the securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on Riverview’s results of operations and financial condition.

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment in accordance with generally accepted accounting principles relating to Goodwill and Other Intangible Assets, and Accounting for Impairment or Disposal of Long-Lived Assets. Goodwill is tested for impairment and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Riverview employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. No assurance can be given that future impairment tests will not result in a charge to earnings.

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. Riverview has deemed that its deferred tax assets will more likely than not be realized, and accordingly, has not established a valuation allowance on them.

Overview

Riverview is a Pennsylvania corporation headquartered in Halifax, Pennsylvania and is the holding company for Riverview Bank, which is a Pennsylvania chartered full-service community bank headquartered in Marysville, Pennsylvania. Riverview Bank and its operating divisions, Marysville Bank, Halifax Bank and Riverview Financial Wealth Management, provide a full range of commercial and consumer banking and wealth management services to individuals, businesses and municipalities in Perry, Dauphin, Cumberland, Schuylkill and Berks counties.

Riverview had total consolidated assets of $316,692,000, loans of $243,374,000, deposits of $280,621,000, and shareholders’ equity of $26,669,000 at September 30, 2013. Net income of $484,000 for the three months ended September 30, 2013 was $273,000 higher than net income of $211,000 for the three months ended September 30, 2012. The increase quarter over quarter was attributable to higher net interest income attributable to lower cost of funds and a lower provision to the allowance for loan losses. For the nine months ended September 30, 2013, net income was $1,528,000 (or $ $0.89 per share) as compared to $1,502,000 (or $0.87 per share) for the nine months ended September 30, 2012. The annualized return on average assets, which was 0.65% for the nine months ended September 30, 2013 as compared with 0.69% for the comparable period in 2012 and the annualized return on average equity, which was 7.62% for the first nine months of 2013 as compared with 7.51% for the same period in 2012.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the three months ended September 30, 2013 and 2012.

Average Balances and Average Interest Rates (Dollars in thousands)
	For the Three Months Ended
	September 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$10,055	$47	1.85%	$24,864	$138	2.20%
Tax-exempt	22,239	270	4.82%	22,544	275	4.84%

Total securities	32,294	317	3.89%	47,408	413	3.46%

Other interest earning assets	14,463	11	0.30%	6,638	4	0.24%
Loans:
Consumer	1,708	26	6.04%	1,653	29	6.96%
Commercial	25,734	256	3.95%	21,470	223	4.12%
Real estate	214,743	2,743	5.07%	201,150	2,685	5.30%

Total loans	242,185	3,025	4.96%	224,273	2,937	5.20%

Total earning assets	288,942	3,353	4.60%	278,319	3,354	4.78%

Non-interest earning assets	27,401			24,377

Total assets	$316,343			$302,696

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$115,575	$126	0.43%	$95,053	$239	1.00%
Savings	58,057	71	0.49%	36,681	28	0.30%
Time deposits	83,468	297	4.41%	99,441	451	1.80%

Total deposits	257,100	494	0.76%	231,175	718	1.23%

Borrowings:
Short-term borrowings	—	—	—	8,853	5	0.22%
Long-term borrowings	7,000	65	3.68%	10,767	86	3.17%

Total borrowings	7,000	65	3.68%	19,620	91	1.84%

Total interest bearing liabilities	264,100	559	0.84%	250,795	809	1.28%

Demand deposits	23,104			23,420
Other liabilities	2,538			1,515
Shareholders’ equity	26,601			26,966

Total liabilities and shareholders’ equity	$316,343			$302,696

Net interest income		$2,794			$2,545

Net interest spread			3.76%			3.50%

Net interest margin			3.84%			3.63%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended September 30, 2013, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $1,000 to $3,353,000 from $3,354,000 for the three months ended September 30, 2012. Although the yield on total interest earning assets decreased to 4.60% for the third quarter of 2013 from 4.78% for the third quarter of 2012, the fact that average interest earning assets increased $10,623,000, to $288,942,000 as of the end of the third quarter 2013 as compared with the $278,319,000 for the 2012 third quarter end contributed to there being very little change in the total amount of interest income generated for the third quarter of 2013 as compared with the third quarter of 2012.

Total interest expense decreased $250,000, or 30.9%, to $559,000 for the three months ended September 30, 2013 from $809,000 for the three months ended September 30, 2012. This decrease was attributable to a 44 basis point decline in total cost of funds, which decreased to 0.84% for the third quarter of 2013 from 1.28% for the same period in 2012. The decline in the cost of funds offset the $13,305,000, or 5.3% increase in the volume of average interest bearing liabilities.

Net interest income calculated on a fully tax equivalent basis increased $249,000, to $2,794,000 for the three months ended September 30, 2013 from $2,545,000 for the three months ended September 30, 2012. Riverview’s net interest spread increased to 3.76% for the three months ended September 30, 2013 from 3.50% for the three months ended September 30, 2012, while its net interest margin increased to 3.84% for the three months ended September 30, 2013 from 3.63% for the three months ended September 30, 2012. The decrease in cost of funds offset the decline in the yield on interest earning assets, which positively impacted the net interest spread and margin.

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the nine months ended September 30, 2013 and 2012.

Average Balances and Average Interest Rates (Dollars in thousands)
	For the Nine Months Ended
	September 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$11,860	$133	1.50%	$25,842	$463	2.40%
Tax-exempt	22,245	809	4.86%	21,914	817	4.98%

Total securities	34,105	942	3.69%	47,756	1,280	3.58%

Other interest earning assets	12,258	26	0.28%	9,417	20	0.28%
Loans:
Consumer	1,674	76	6.07%	1,694	87	6.87%
Commercial	25,613	771	4.02%	19,896	633	4.25%
Real estate	212,865	8,095	5.08%	190,905	7,887	5.52%

Total loans	240,152	8,942	4.98%	212,495	8,607	5.42%

Total earning assets	286,515	9,910	4.62%	269,668	9,907	4.91%
Non-interest earning assets	27,992			23,363

Total assets	$314,507			$293,031

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$107,082	$430	0.54%	$93,547	$725	1.04%
Savings	55,890	204	0.49%	35,303	82	0.31%
Time deposits	90,046	1,025	1.52%	96,791	1,371	1.89%

Total deposits	253,018	1,659	0.88%	225,641	2,178	1.29%

Borrowings:
Short-term borrowings	352	1	0.38%	4,450	8	0.24%
Long-term borrowings	8,569	225	3.51%	11,651	270	3.10%

Total borrowings	8,921	226	3.39%	16,101	278	2.31%

Total interest bearing liabilities	261,939	1,885	0.96%	241,742	2,456	1.36%

Demand deposits	23,326			23,072
Other liabilities	2,421			1,461
Shareholders’ equity	26,821			26,756

Total liabilities and shareholders’ equity	$314,507			$293,031

Net interest income		$8,025			$7,451

Net interest spread			3.66%			3.55%

Net interest margin			3.74%			3.69%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the nine months ended September 30, 2013, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $3,000 to $9,910,000 from $9,907,000 for the nine months ended September 30, 2012. The increase in total interest income was due to the $16,847,000 increase in total interest earning assets, which grew to $286,515,000 at September 30, 2013 as compared with $269,668,000 at September 30, 2012. The increase in the volume of total interest earning assets, which was mostly attributable to loan growth, offset the decline in the yield of total earning assets to 4.62% for the nine months ended September 30, 2013 from 4.91% for the nine months ended September 30, 2012. In particular, the decline in the loan yield to 4.98% at September 30, 2013 from 5.42% at September 30, 2012 had the greatest impact in reducing the overall yield generated from total interest earning assets.

Total interest expense decreased $571,000 to $1,885,000 for the nine months ended September 30, 2013 from $2,456,000 for the nine months ended September 30, 2012. This decrease was attributable to a 40 basis point decline in total cost of funds, which decreased to 0.96% at September 30, 2013 from 1.36% at September 30, 2012. The decline in the cost of funds offset the 8.4% increase in the volume of total average interest bearing liabilities, all of which was attributable to deposit growth.

Net interest income calculated on a fully tax equivalent basis increased $574,000, to $8,025,000, for the nine months ended September 30, 2013 from $7,451,000 for the nine months ended September 30, 2012. Riverview’s net interest spread increased to 3.66% for the nine months ended September 30, 2013 from 3.55% for the nine months ended September 30, 2012, while its net interest margin also increased to 3.74% for the nine months ended September 30, 2013 from 3.69% for the nine months ended September 30, 2012. The decrease in cost of funds helped to offset interest rate compression on the asset side of the balance sheet, which was somewhat mitigated by the increased volume of total earning assets.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Credit exposures deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off loans are credited to the allowance for loan losses. Management performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors. In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan. After an evaluation of these factors, Riverview recorded a provision of $47,000 for the three months ended September 30, 2013 for a total provision of $47,000 for the nine months ended September 30, 2013. This compares with a provision of $425,000 recorded for the three months ended September 30, 2012 for a total provision of $510,000 recorded for the nine months ended September 30, 2012. The lower provision in the first nine month of 2013 as compared to the first nine months of 2012 was driven by general improvement in credit quality indicators over the prior year, nominal loan growth since the 2012 year end, and the level of unallocated provision. The allowance for loan losses was $3,556,000, or 1.44% of total loans outstanding at September 30, 2013, as compared to $3,736,000, or 1.57% of total loans at December 31, 2012, and $3,319,000, or 1.42% of total loans at September 30, 2012.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. Management believes the allowance for loan losses at September 30, 2013 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio. At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth changes in non-interest income for the three months ended September 30, 2013 and 2012.

Non-Interest Income (Dollars in thousands)
	Three Months Ended September 30,
	Increase/(Decrease)
	2013	Amount	%	2012
Service charges on deposit accounts	$79	$1	1.3%	$78
Other service charges and fees	96	5	5.5%	91
Earnings on cash value of life insurance	52	(8)	(13.3%)	60
Fees and commissions from securities brokerage	136	136	100.0%	—
Loss on sale of other real estate owned	(229)	(229)	(100.0%)	—
Gain from write-down of other real estate owned	150	150	100.0%	—
Loss on other assets	0	1	100.0%	(1)
Gain from sale of mortgage loans	89	(126)	(58.6%)	215

	$373	($70)	(15.8%)	$443

Non-interest income continues to be an important source of income for Riverview, representing 12.1% of total revenues (comprised of net interest income and non-interest income) for the third quarter of 2013 as compared with 15.2% for the third quarter of 2012. Non-interest income decreased 15.8% in comparing the financial results for the third quarter of 2013 with the results for the same period in 2012. The decrease was attributable to generating less gains within the third quarter of 2013 as compared with 2012 from the sale of mortgage loans, serviced released, sold in the secondary market. In addition, there was a net loss of $79,000 recorded during the third quarter of 2013 relating to the write-down and/ or sale of other real owned, whereas there was no such loss recorded during the third quarter of 2012.

The following table sets forth changes in non-interest income for the nine months ended September 30, 2013 and 2012.

Non-Interest Income (Dollars in thousands)
	Nine Months Ended September 30,
	Increase/(Decrease)
	2013	Amount	%	2012
Service charges on deposit accounts	$225	$19	9.2%	$206
Other service charges and fees	267	(6)	(2.2%)	273
Earnings on cash value of life insurance	166	(20)	(10.8%)	186
Fees and commissions from securities brokerage	408	408	100.0%	—
Gains from sale of available for sale securities	119	(651)	(84.5%)	770
Loss on the sale of other real estate owned	(264)	(236)	(842.9%)	(28)
Gain on write-up of other real estate owned	76	76	100.0%	—
Loss on other assets	—	8	100.0%	(8)
Gain from the sale of mortgage loans	475	97	25.7%	378

	$1,472	($305)	(17.2%)	$1,777

Non-interest income represented 15.9% of total revenues (comprised of net interest income and non-interest income) for the first nine months of 2013 as compared with 19.8% for the first nine months of 2012. Total non-interest income was 17.2% lower at September 30, 2013 as compared with September 30, 2012 due to a $770,000 net gain from the sale of investment securities recorded during the first quarter of 2012 as compared with a net gain of $119,000 from the sale of investment securities recorded during the first quarter of 2013. Further contributing to the decrease in 2013 non-interest income was the recording of a $264,000 loss from the sale of other real estate owned offset by a $76,000 gain on the write-up of other real estate owned. Offsetting this decrease was an increase in gains from the sale of mortgage loans, which amounted to $475,000 at September 30, 2013 as compared with $378,000 at September 30, 2012. This increase was due to an increase in the volume of loans available for sale that were sold to Freddie Mac on a servicing released basis during 2013 as compared with 2012. In addition, the wealth management company acquired at the 2012 year end generated $408,000 in fee and commission income during the first nine months of 2013.

Non-Interest Expense

The following table presents the components of non-interest expense for the third quarters of 2013 and 2012.

Non-Interest Expense (Dollars in thousands)
	Three Months Ended September 30,
	Increase/(Decrease)
	2013	Amount	%	2012
Salaries and employee benefits	$1,293	$35	2.8%	$1,258
Occupancy expense	226	(3)	(1.3%)	229
Equipment expense	132	(8)	(5.7%)	140
Telecommunications and processing charges	183	(18)	(9.0%)	201
Postage and office supplies	67	14	26.4%	53
FDIC premium	66	6	10.0%	60
Bank shares tax expense	73	30	69.8%	43
Directors’ compensation	67	1	1.5%	66
Professional services	53	3	6.0%	50
Other expenses	231	47	25.5%	184

	$2,391	$107	4.7%	$2,284

Non-interest expenses increased 4.7% in comparing the third quarter of 2013 with the third quarter of 2012. In particular, the increases in the expenses quarter over quarter relating to salary and employee benefits and other expenses were associated with the Bank’s expansion through the opening of new branches and a wealth management company in Schuylkill county and a commercial office in Berks county. The increase in the bank shares tax expense for 2013 is due to the timing in which contributions were made under the Pennsylvania Educational Improvement Tax Credit program (“EITC”), which allows 90% of the total amount of contributions made to state-approved educational programs to be used as a tax credit offsetting bank shares tax expense. In 2013, these contributions were made in October as compared with 2012 when they were made in September.

The following table presents the components of non-interest expense for the first nine months of 2013 and 2012.

Non-Interest Expense (Dollars in thousands)
	Nine Months Ended September 30,
	Increase/(Decrease)
	2013	Amount	%	2012
Salaries and employee benefits	$3,814	$246	6.9%	$3,568
Occupancy expense	721	45	6.7%	676
Equipment expense	395	13	3.4%	382
Telecommunications and processing charges	552	63	12.9%	489
Postage and office supplies	191	13	7.3%	178
FDIC premium	172	(24)	(12.2%)	196
Bank shares tax expense	220	35	18.9%	185
Directors’ compensation	209	11	5.6%	198
Professional services	152	4	2.7%	148
Other expenses	733	184	33.5%	549

	$7,159	$590	9.0%	$6,569

Non-interest expenses increased 9.0% year over year. In particular, the increases in the expenses relating to salary and employee benefits, occupancy, equipment, telecommunications and processing charges and other expenses were associated with the Bank’s expansion into the Schuylkill and Berks county market areas and the acquisition of a wealth management company in December 2012. There was a reduction in the FDIC premium expense which was attributable to the FDIC’s revision of its calculation of the base assessment rate of the premium using average assets as opposed to domestic deposits. The increase in the bank shares tax expense in 2013 is attributable the fact that the year to date expense for 2013 does not reflect a tax credit associated with contributions made under Pennsylvania EITC program, which is reflected as a reduction in the 2012 year to date bank shares tax expense.

Provision for Federal Income Taxes

The income tax expense was $162,000 for the third quarter of 2013, an increase of $177,000 compared to ($15,000) for the third quarter of 2012. The increase in the third quarter tax provision was attributable to the increase in net income before tax quarter over quarter. For the nine months ended September 30, 2013, the tax provision was $516,000 compared to $401,000 for the nine months ended September 30, 2012. The increase in the tax accrual for 2013 was attributable to a higher amount of net income before taxes recorded for the first nine months of 2013 as compared with 2012.

Financial Condition as of September 30, 2013 and December 31, 2012

Securities

The following table sets forth the composition of the investment securities portfolio as of September 30, 2013 and December 31, 2012:

Investment Securities (In thousands)
	September 30,	December 31,
	2013	2012
Available for Sale Securities (at fair value):
U.S. Government agencies	$—	$3,506
State and municipal	21,730	22,853
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	9,646	13,006
Collateralized mortgage obligations (CMOs)	—	5,736

Total	$31,376	$45,101

Since the year end, total investment securities have decreased as a result of security calls, sales, maturities, normal repayments and accelerated prepayments, especially from mortgage-backed securities. None of the mortgage-backed securities in the portfolio are private label but are comprised of residential mortgage pass-through securities either guaranteed or issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). Securities issued by these agencies contain additional guarantees that make them among the most creditworthy investments available.

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, and Riverview’s ability to hold the securities until maturity or until the fair values recover, and management’s opinion that it will not have to sell the securities prior to recovery of value. Riverview invests in securities for the cash flow and yields they produce and not to profit from trading. Riverview holds no trading securities in its portfolio, and the portfolio did not contain high risk securities or derivatives as of September 30, 2013.

Restricted Investments in Bank Stocks

Riverview Bank’s investment in restricted stock is a required investment in the common stock of correspondent banks, consisting of Atlantic Central Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”). These stocks have no readily available market values and are carried at cost since they are not actively traded.

In December 2008, the FHLB notified member banks that it was suspending the repurchase of capital stock and dividend payments to preserve capital. Beginning in the fourth quarter of 2010 the FHLB announced its decision to repurchase excess capital stock and has continued to do so on a quarterly basis. Riverview Bank has since received $1,139,000 representing the repurchase of 11,390 shares from the FHLB, of which $524,000 was received during the first nine months of 2013. In early 2012, the FHLB resumed the payment of a dividend to its member banks. Riverview Bank received a dividend of $2,000 for the three months ended September 30, 2013, for a total of $4,000 for the nine months ended September 30, 2013. During the third quarter of 2013, the FHLB announced the payment of a dividend to its member banks at an annualized rate of 1.50%, calculated on the stockholder’s average capital stock held for the three months ended September 30, 2013, payable October 30, 2013.

Management evaluates restricted stock for impairment based upon its assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary with regard to such restricted stock investments.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category. Total loans, net of unearned income and the allowance for loan losses increased $9,262,000, or 4%, to $243,374,000 at September 30, 2013 from $234,112,000 at December 31, 2012. Since the 2012 year end, there has been modest growth in the loan portfolio. As new loans were recorded during the first nine months of 2013, scheduled loan payments and increased prepayments and payoffs impacted loan growth. In addition, Riverview Bank originated mortgage loans which it continued to sell to Freddie Mac on a service released basis. The decision to sell mortgage loans was generally based upon the Bank’s relationship with the customer, with further consideration given to the interest rate environment, interest rate risk and overall economic conditions.

All of Riverview’s loans are to domestic borrowers.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of September 30, 2013 and December 31, 2012:

Non-Performing Assets (Dollars in thousands)
	September 30,	December 31,
	2013	2012
Accruing loans past due 90 days	$175	$231
Non-accrual loans	3,521	3,863

Total non-performing loans	3,696	4,094

Foreclosed real estate	1,519	1,909

Total non-performing assets	$5,215	$6,003

Non-performing loans to total loans	1.50%	1.72%
Non-performing assets to total assets	1.65%	1.88%
Allowance to non-performing loans	96.21%	91.26%

The non-performing asset ratios presented in the table reflect improvement in the credit quality of the loan portfolio since the 2012 year end. During the first nine months of 2013, the Bank experienced a decrease of $398,000 in total non-performing loans attributable to a decrease in accruing loan past due 90 days of $56,000 and a decrease of $342,000 in non-accrual loans. The $788,000 decrease in total non-performing assets as of September 30, 2013 as compared with the 2012 year end was attributable to the $398,000 decrease in non-performing loans and a $390,000 decrease in foreclosed real estate. Management continues to be vigilant in its efforts to identify, evaluate and minimize credit risk and potential losses. Management is proactive in addressing and managing risk appropriate to the level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

Riverview Bank had $1,519,000 in real estate acquired through foreclosure as of September 30, 2013 as compared with $1,909,000 as of December 31, 2012. The foreclosed real estate as of September 30, 2013 consisted of one residential development loan totaling $1,113,000, representing Riverview’s purchased participation in a loan made by another financial institution to a now defunct developer, one commercial property approved for development totaling $126,000 and seven one-to-four family residential investment properties totaling $280,000. The decrease at September 30, 2013 from December 31, 2012 was due to the sale of two single family homes, sale of a one-to-four family residential investment property and the sale of a commercial warehouse, along with an additional write down in the carrying value of three one-to four family residential investment properties reflecting the market conditions in the community where these properties are located. Each of the foreclosed loans has been marked to the appropriate realizable value, and, at this time, no material loss is anticipated upon the ultimate sale of these assets.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding.

The following table presents loan concentrations as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Loans to Lessors of:
Residential buildings and dwellings	$45,436	$44,954
Nonresidential buildings	$37,189	37,572

Although the loans listed above were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market. The performance of these portfolios continues to be acceptable with no losses for the year.

Demand for office space and residential apartment space was solid in 2012 in the Bank’s market area. This demand has continued through the first nine months of 2013. The marketplace shows continuing signs of improvement as occupancy and rental rates have become increasingly more stable. As such, management does not believe that this concentration is an adverse trend to the Bank at this time.

The Bank’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank and the Board of Directors. Although the Bank maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Bank’s policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in their payments, unless the loan is well secured and there is documented, reasonable expectation of the collection of the delinquent amount. Loans are reviewed daily as to their status. Management is not aware of any potential loan problems that have not been disclosed in this report.

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, Riverview recorded a provision of $47,000 for the three months ended September 30, 2013 for a total provision of $47,000 for the nine months ended September 30, 2013. This compares with a provision of $425,000 recorded for the three months ended September 30, 2012 for a total provision of $510,000 recorded for the nine months ended September 30, 2012. Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	September 30, 2013	September 30, 2012
Beginning balance
Provision for loan losses	$3,736	$3,423
	47	510
Charge-offs:
Commercial, financial, agricultural	—	268
Real estate commercial	167	353
Real estate mortgage	107	31
Installments	3	9

Total charge-offs	277	661

Recoveries:
Commercial, financial, agricultural	21	47
Real estate commercial	26	—
Real estate mortgage	—	—
Installments	3	—

Total recoveries	50	47

Net (charge-offs)/recoveries	(227)	(614)

Ending balance	$3,556	$3,319

Net (charge-offs)/recoveries to average loans (annualized)	(0.13%)	(0.39%)
Allowance for loan losses to total loans	1.44%	1.42%

The increase in the allowance for loan losses as a percentage of total loans as of September 30, 2013 as compared with September 30, 2012 primarily reflects the additional provisions that were made during the latter part of 2012 as a result of loan growth and charge offs. Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that, going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors the Bank cannot control.

Other Assets

Other assets, comprised of miscellaneous accounts receivable and prepaid expenses, were $4,189,000 at September 30, 3013, an increase of $2,301,000 as compared with $1,888,000 at December 31, 2012. The increase was attributable to an entry passed at the end of September to record the payoff of a loan participation in the amount of $1,889,000. The entry cleared October 1, 2013.

Deposits

Deposits are the major source of the Bank’s funds for lending and investing purposes. Total deposits at September 30, 2013 were $280,621,000, an increase of $11,176,000, or 4.1%, from total deposits of $269,445,000 at December 31, 2012. Most of the deposit growth was attributable to interest bearing deposits, which increased $13,375,000, or 5.5%, to $258,294,000 at September 30, 2013 from $244,919,000 at December 31, 2012, while noninterest bearing deposit decreased $2,199,000, or 9%, at September 30, 2013 since the 2012 year end. As a result of the low interest rate environment, the Bank’s cost of funds associated with interest bearing deposits declined to 0.88% at September 30, 2013 from 1.23% at December 31, 2012 and 1.29% at September 30, 2012.

Borrowings

The Bank paid off all of its short-term borrowings, all within the first quarter of 2013 so that there were no outstanding balances at September 30, 2013 as compared with $11,000,000 in short-term borrowings at December 31, 2012, which were comprised of borrowings under the Bank’s FHLB Open Repo Plus line.

Long-term borrowings totaled $7,000,000 at September 30, 2013 as compared to $9,550,000 at December 31, 2012 and are summarized as follows:

•	Long-term borrowings from the FHLB totaled $5,000,000 at September 30, 2013 as compared with $7,550,000 at December 31, 2012.

•	Riverview has a secured closed-end line of credit for $2,000,000 with The Gratz Bank, Gratz, Pennsylvania. The outstanding amount borrowed under this line was $2,000,000 at September 30, 2013 and December 31, 2012.

•	Riverview has a $3,000,000 secured guidance line of credit with ACNB Bank, Gettysburg, Pennsylvania. Riverview had no outstanding borrowings drawn against this line at September 30, 2013 or December 31, 2012.

Shareholders’ Equity and Capital Adequacy

At September 30, 2013, shareholders’ equity for Riverview totaled $26,669,000, a decrease of $68,000 as compared with shareholder equity of $26,737,000 at December 31, 2012. The decrease was due to net income of $1,528,000, less the payment of dividends of $644,000, an increase of $33,000 to surplus to reflect the compensation cost associated with option grants, and a decrease in the net unrealized gains on securities available for sale, which net of tax, reduced equity by $985,000.

Riverview meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement. Accordingly, Riverview is exempt from regulatory requirements administered by the federal banking agencies. However, the Bank is subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board. The table that follows presents the Bank’s capital ratios as determined and reported to its regulator. Tier 1 capital includes common stock, surplus, and retained earnings less disallowed goodwill and other intangible assets. Total capital consists of tier 1 capital and the allowance for loan losses. The Bank exceeds both the regulatory minimums and the requirements necessary for designation as a “well-capitalized” institution.

Capital Ratios (of Bank)

	September 30, 2013	December 31, 2012	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	8.3%	8.1%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	10.8%	10.9%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	12.0%	12.1%	8.0%	10.0%

Banking laws and regulations limit the ability of the Bank to transfer cash to Riverview in the form of cash dividends, loans or advances. Regulatory approval is required if the total of all dividends declared by a state bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At September 30, 2013, $1,946,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to Riverview as dividends without prior regulatory approval.

The following presents the details of the regular and special quarterly cash dividends paid to Riverview’s shareholders during the nine months ended September 30, 2013, which reduced retained earnings by $644,000:

Declaration Date	Record Date	Date of Payment	Dividend Type	Dividend Payment per Share
2/20/2013	3/8/2013	3/29/2013	Regular	$0.08/share
2/20/2013	3/8/2013	3/29/2013	Special	$0.045/share
5/15/2013	5/31/2013	6/28/2013	Regular	$0.08/share
5/15/2013	5/31/2013	6/28/2013	Special	$0.045/share
8/21/2013	9/6/2013	9/30/2013	Regular	$0.08/share
8/21/2013	9/6/2013	9/30/2013	Special	$0.045/share

During March 2011, Riverview approved and implemented a Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Plan enables registered stockholders to automatically reinvest all or a portion of their cash dividends into the purchase of additional common shares of Riverview. Stockholders enrolled in the Plan also have the option to make voluntary cash contributions to the Plan on a quarterly basis in order to purchase additional shares of common stock. A 5% discount is applied to the purchase price of all shares purchased by the

Plan. Shares purchased by the Plan are only made in open market or privately negotiated transactions (or a combination of both) and are administered by Riverview’s transfer agent. Riverview will not offer or sell any of its treasury shares or authorized but unissued shares to the Plan, and, therefore, will not receive any proceeds from the purchase of common stock by the Plan.

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit. At September 30, 2013, Riverview had unfunded outstanding commitments to extend credit of $37,548,000 and outstanding letters of credit of $1,818,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Refer to Note 11 of the 2012 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. Interest rate risk can create exposure for the Bank in two primary areas. Changes in rates may have an impact on the Bank’s liquidity position and movements in interest rates can create fluctuations in net interest income and changes in the economic value of equity.

The Bank employs various management techniques and analytical tools to monitor and minimize its exposure to interest rate risk. The guidelines used by the Bank are to limit exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. The Asset/Liability Committee (“ALCO Committee”), consisting of key financial and senior management personnel and directors, meets on a quarterly basis. The ALCO Committee is responsible for reviewing the interest rate sensitivity position of the Bank, approving asset and liability management policies and overseeing the formulation and implementation of strategies regarding balance sheet positions, liquidity and earnings.

The ALCO Committee examines the extent to which the Bank’s assets and liabilities are interest rate sensitive and reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income. The Committee also reviews the interest rate sensitivity gap, which is the difference between interest earning assets and interest bearing liabilities scheduled to mature or re-price within specific time periods using flat rates as a base and rising and declining rates. A positive gap occurs when the amount of interest sensitive assets exceed the amount of interest sensitive liabilities, while a negative gap occurs when the amount of interest sensitive liabilities exceed the amount of interest sensitive assets. During a period of declining interest rates, a negative gap position tends to result in an increase in net interest income, while a positive gap in that particular rate environment tends to adversely affect net interest income. If re-pricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

The Bank’s balance sheet at September 30, 2013 was positively gapped, which suggests that the net yield on interest earning assets may increase during periods of rising rates. However, a simple interest rate gap analysis alone may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react differently to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, prepayments and early withdrawal levels could also deviate from those assumed in evaluating the interest rate gap.

Liquidity

Liquidity refers to Riverview’s ability to generate adequate amounts of cash to meet financial obligations to its customers in order to fund loans, to respond to deposit outflows and to cover operating expenses. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Sources of liquidity are provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investment securities. Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth, securities sold under agreements to repurchase or borrowings under lines of credit with correspondent banks.

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $17,737,000 at September 30, 2013, and was $1,500,000 higher than the $16,202,000 that was outstanding at December 31, 2012. While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital. At September 30, 2013, there were no unpledged available-for-sale securities readily available for sale for liquidity purposes as compared with $13,304,000 that was available at December 31, 2012. The decrease in the volume of unpledged securities was attributable to the increase in the amount of investment securities that were needed to be pledged as a result of an increase in public fund deposits since the 2012 year end.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates. Riverview Bank’s core deposits, which exclude certificates of deposit over $250,000, were $269,361,000 at September 30, 2013 as compared to $255,427,000 at December 31, 2012. Core deposits have historically provided a source of relatively stable and low cost liquidity. Short-term and long-term borrowings utilizing the federal funds line and credit facilities established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding. As of September 30, 2013, Riverview had access to two formal borrowing lines with its correspondent banks totaling $103,574,000, net of the aggregate amount outstanding on these lines totaling $17,000,000, comprised of $5,000,000 in loans and $12,000,000 in short-term letters of credit. This is in addition to the $3,000,000 line with ACNB Bank.

There are a number of factors that may impact Riverview’s liquidity position. Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows. Management is of the opinion that its liquidity position at September 30, 2013 was adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in Riverview’s inability to meet anticipated or unexpected needs.

Inflation

The impact of inflation upon financial institutions can affect assets and liabilities through the movement of interest rates. The exact impact of inflation on Riverview is difficult to measure. Inflation may cause operating expenses to change at a rate not matched by the change in earnings. Inflation may affect the borrowing needs of consumer and commercial customers, in turn affecting the growth of Riverview’s assets. Inflation may also affect the level of interest rates in the general market, which in turn can affect Riverview’s profitability and the market value of assets held. Riverview actively manages its interest rate sensitive assets and liabilities countering the effects of inflation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of September 30, 2013, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

There have been no changes in Riverview’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect Riverview’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of Riverview, after review with legal counsel, there are no proceedings pending to which Riverview is a party or to which its property is subject, which, if determined adversely to Riverview, would be material in relation to Riverview’s consolidated financial condition. There are no proceedings pending other than ordinary, routine litigation incident to the business of Riverview. In addition, no material proceedings are pending or are known to be threatened or contemplated against Riverview by governmental authorities.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Riverview did not repurchase any of its common stock during the first nine months of 2013.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (incorporated by reference to Annex A to Riverview Financial Corporation’s Registration Statement No. 333-188193 on Form S-4 filed with the Securities and Exchange Commission on August 5, 2013).

3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of Riverview’s Post Effective Amendment No. 1 to S-4 Registration Statement (Registration No. 333-188193) filed November 4, 2013).

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.2 of Riverview’s Post Effective Amendment No. 1 to S-4 Registration Statement (Registration No. 333-188193) filed November 4, 2013).

11.1	Statements re computation of per share earnings (see Note 3 to Riverview Financial Corporation’s unaudited consolidated financial statements filed herein).

21	Subsidiaries of the Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2013

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	November 14, 2013

EXHIBIT INDEX

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (incorporated by reference to Annex A to Riverview Financial Corporation’s Registration Statement No. 333-188193 on Form S-4 filed with the Securities and Exchange Commission on August 5, 2013).

3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of Riverview’s Post-Effective Amendment No. 1 to S-4 Registration Statement (Registration No. 333-188193) filed November 4, 2013).

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.2 of Riverview’s Post-Effective Amendment No. 1 to S-4 Registration Statement (Registration No. 333-188193) filed November 4, 2013).

11.1	Statements re computation of per share earnings (see Note 3 to Riverview Financial Corporation’s unaudited consolidated financial statements filed herein).

21	Subsidiaries of the Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.