Form 10-K
period 2013-12-31
Riverview Financial Corp
filed 2014-03-31
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-188193

RIVERVIEW FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	38-3917371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3rd and Market Streets Halifax, Pennsylvania	17032
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 717.896.3433

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File, required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17,226,000.

As of March 24 2014, the registrant had 2,703,840 shares of common stock outstanding.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-K

PART I

The disclosures set forth in this Report are qualified by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements that are set forth elsewhere in this report.

ITEM 1. BUSINESS.

Riverview Financial Corporation

On November 1, 2013, and pursuant to the Amended and Restated Agreement and Plan of Consolidation (“Agreement”), dated, April 24, 2013, as amended, by and between Riverview Financial Corporation (“Riverview”) and Union Bancorp, Inc. (“Union”), Riverview and Union consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (the “Company”). Each outstanding share of common stock of Riverview and Union was converted into 1.00 and 1.95 shares of the Company’s common stock, respectively.

Riverview Bank

Riverview Bank is a Pennsylvania chartered state bank and successor to Riverview National Bank, which was formed upon the consolidation of the charters of The First National Bank of Marysville and Halifax National Bank on December 31, 2008 and is headquartered in Marysville, Pennsylvania. After the consolidation, the branches of The First National Bank of Marysville and Halifax National Bank continued to operate under their former names as divisions of Riverview National Bank.

On March 14, 2011, Riverview National Bank filed an application with the Pennsylvania Department of Banking to convert from a national banking association to a Pennsylvania state-chartered bank. The purpose of the charter change was to provide the Bank with greater flexibility in executing its strategy of profitability and growth. The conversion was effective November 19, 2011, at which time the Bank became known as Riverview Bank and its operating divisions Marysville Bank and Halifax Bank.

On November 1, 2013, in connection with the consolidation of Riverview and Union, Union Bank and Trust Company, the wholly owned subsidiary of Union, merged with and into Riverview Bank (the “Bank”), which is the wholly owned subsidiary of the Company.

The Bank is a full service commercial bank providing a wide range of services to individuals, municipalities and small to medium sized businesses in its Central Pennsylvania market area of Berks, Cumberland, Dauphin, Perry, Northumberland and Schuylkill counties. The Bank’s commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. Effective December 27, 2012, the Bank purchased a wealth management company located in Orwigsburg, Schuylkill County, Pennsylvania that provides financial advisory, insurance and investment services relating to non-deposit type investment products. The business, known as Riverview Financial Wealth Management, is a division of the Bank. In addition, as part of the merger of Riverview Bank and Union Bank, the Bank assumed the Union Bank trust operations.

Competition

The Bank faces competition both in originating loans, retaining loans and attracting deposits. The Bank operates in the central Pennsylvania market, which include the counties of Berks, Cumberland, Dauphin, Perry, Northumberland and Schuylkill. Within this area, the Bank competes with other financial institutions, which include regional banks, other community banks, savings banks, credit unions, investment brokerage firms and insurance companies. In general, the industry competes in the area of interest rates, products offered, customer service and convenience. In addition, some of these financial institutions have greater financial resources than the Bank and may offer services that the Bank does not provide. The Bank competes in this environment by maintaining a diversified loan and deposit product line and providing wealth management and trust services. Relationships with customers are built and maintained through the Bank’s branch network, its deployment of branch ATMs and its telephone and web-based banking services.

Supervision and Regulation of the Company and the Bank

General Overview

The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Bank (“FRB”). In addition, the Bank is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking, and its deposits are insured by the FDIC. The FDIC must approve bank mergers, if the surviving bank would be a state chartered, non-member bank, as well as the establishment of new branches and new subsidiaries. Federal and state laws also impose a number of requirements and restrictions on the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered, restrictions on the ability to acquire deposits under certain circumstances, and requirements relating to the protection of consumers. The following sections discuss more fully some of the principal elements of the regulatory framework applicable to the Company and the Bank. This discussion is not intended to be an exhaustive description of the statutes and regulations applicable to each of them and is subject to, and qualified by, reference to the statutory and regulatory provisions. A change in these statutes, regulations or regulatory policies, or the adoption of new statutes, regulations or regulatory policies, may have a material effect on the Company’s and the Bank’s respective businesses.

Effective January 3, 2014, the Company ceased to be a reporting company and is longer required to file periodic reports under the Securities and Exchange Act of 1934.

Recent Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law on July 21, 2010, there is additional regulatory oversight and supervision of the Company and the Bank. The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations being developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that affect the regulation of community banks and bank holding companies.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise its ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.

The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. The Dodd-Frank Act also establishes the Financial Stability Oversight Council to identify threats to the financial stability of the U.S. financial system, promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing those regulations. Additional uncertainty regarding the effects of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act.

Bank Holding Company Act (“BHC Act”)

The Company is required to file with the Federal Reserve Bank (“FRB”) an annual report, other periodic reports, and such additional information as the FRB may require pursuant to the BHC Act. The FRB also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the FRB before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The FRB considers numerous factors, including its capital adequacy guidelines, before approving such acquisitions.

The Community Reinvestment Act

The Community Reinvestment Act of 1977, as amended, or the CRA, and the regulations promulgated to implement the CRA, are designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution’s compliance with the CRA, referred to in this document as the revised CRA regulations. The revised CRA regulations established new tests for evaluating both small and large depository institutions’ investment in the community. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance”. The Bank received a “satisfactory” rating in its last CRA examination conducted November 18, 2013.

Dividend Restrictions

The Company is a legal entity, separate and distinct from its bank subsidiary, Riverview Bank. Declaration and payment of cash dividends that are made by the Company to shareholders are dependent upon the receipt of dividend payments from the Bank, which is the Company’s primary source of revenue and cash flow. Accordingly, the ability of the Company, and consequently the ability of the Bank’s respective creditors, to participate in any distribution of the assets or earnings of the subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Company in its capacity as a creditor may be recognized.

As a Pennsylvania chartered bank, the Bank is subject to regulatory restrictions with regard to the dollar amount and payment of dividends under the Pennsylvania Banking Code. Further, the ability of a banking subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

Capital Requirements and Source of Strength Doctrine

Under the Dodd-Frank Act and FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. This doctrine is commonly known as the “source of strength” doctrine.

The Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8% (10% in order to be considered “well-capitalized”). At least 4% of the total capital (6% to be well-capitalized) is required to be Tier 1 capital, consisting principally of common shareholders’ equity, related surplus, retained earnings, qualifying perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangibles. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, qualifying preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

At December 31, 2013, the Company qualified as a “small bank holding company” and was, therefore, exempt from the foregoing regulatory capital standards. As a small bank holding company, the FRB will consider the Bank’s capital position in determining the adequacy of the Company’s capital positions.

Enacted in 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, contains provisions limiting activities and business methods of depository institutions. FDICIA required the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure, off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provided for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions’ primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.

FDICIA established five capital tiers, ranging from “well capitalized” to “critically under-capitalized”. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, “pass through” insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company’s bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.

At December 31, 2013, the Bank qualified as “well capitalized” under these regulatory capital standards.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the FRB has been notified and has not objected to the transaction.

The USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2002, or the USA Patriot Act, gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Through amendments to the Bank Secrecy Act, the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement agencies. Among other requirements, the USA Patriot Act requires banks to establish anti-money laundering policies, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations and due diligence standards with respect to correspondent accounts of foreign banks.

Basel III

On June 12, 2012, U.S. banking agencies (the “agencies”) issued three notices of proposed rulemaking, or NPRs, that would revise the current capital rules to implement the requirements of the Dodd-Frank Act and Basel III. The new rule takes important steps toward improving the quality and increasing the quantity of capital for all banking organizations as well as setting higher standards for large, internationally active banking organizations. The agencies believe that the new rule will result in capital requirements that better reflect banking organizations’ risk profiles, thereby improving the overall resilience of the banking system. The agencies have carefully considered the potential impacts on all banking organizations, including community banking organizations, and sought to minimize the potential burden of these changes where consistent with applicable law and the agencies’ goals of establishing a robust and comprehensive capital framework.

In July 2013, the Federal Reserve Board approved the final rules (the “Basel II Rules”) which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. The new rules, which will begin to phase in starting January 1, 2015, with final phase in completed by January 1, 2019 are summarized as follows:

•	create a new minimum Common Equity Tier I capital ratio 4.50% of risk-weighted assets and a minimum Tier I capital ratio of 6.00% of risk-weighted assets;

•	continue the current minimum Total capital ratio at 8.00% of risk-weighted assets and the minimum Tier I leverage capital ratio at 4.00% of average assets;

•	institute a “capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which, if not maintained, restricts an institution from making capital distributions and certain discretionary bonus payments;

•	revised the definition of capital such that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component for Tier I capital for institutions of the Company’s size; and

•	expands the risk-weightings categories and weights for assets and off balance sheet exposures to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, and results in higher risk weights for a variety of asset categories.

As a result of the new capital conservation buffer rules, once in effect, if the Company’s bank subsidiary (Riverview Bank) fails to maintain the required minimum capital conservation buffer, the Company may be unable to obtain capital distributions from it, which could negatively impact the Company’s ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on the Company’s ability to pay certain bonuses to executive officers, negatively impacting the Company’s ability to retain key personnel.

As of December 31, 2013, the Company believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

Other Matters

Federal and state law also contain a wide variety of other provisions that affect the operations of the Company and the Bank, including, but not limited to, certain reporting and disclosure requirements; standards and guidelines for underwriting, account management and other aspects of lending activities; laws that prohibit discrimination; restrictions on establishing and closing branches; limitations on transactions with affiliates; restrictions on loans to insiders; and requirements relating to privacy and data security.

Effect of Governmental Policies

The Company’s earnings are significantly affected by the monetary and fiscal policies of governmental authorities, including the FRB. Among the instruments of monetary policy used by the FRB to implement these objectives are open-market operations in U.S. Government securities and federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The FRB frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the FRB have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company’s business and earnings.

Other Legislative Initiatives

Proposals may be introduced in the United States Congress and in the Pennsylvania Legislature and before various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the regulatory framework. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company’s business and earnings.

Available Information

The Company was previously subject to the informational requirements of Section 15(d) of the Exchange Act, and, accordingly, files reports, and other information with the Securities and Exchange Commission for the periods ending prior to January 3, 2014. The reports and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, and Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC. The SEC maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s internet site address is http://www.sec.gov. Effective January 3, 2014, the Company deregistered under the Securities and Exchange Act of 1934, and is no longer subject to SEC reporting requirements. This Annual Report on Form 10-K, for the year ended December 31,2013 is the Company’s final report.

The Company’s headquarters are located at 3rd and Market Streets, Halifax, Pennsylvania 17032, and its telephone number is (717) 896-3433.

At December 31, 2013, the Bank had 92 full time employees and 15 part time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees and is not a party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Bank owns a parking lot located at 110 Verbeke Street, Marysville, Pennsylvania 17053, which is adjacent to the main office building located at 200 Front Street, Marysville, Pennsylvania 17053. The table below sets forth the locations of the properties that are owned and leased in the name of the Bank, which include its main office, branch offices and certain parking facilities related to its banking offices. As for those properties that are owned, all are owned free and clear of any lien. The Bank’s main office and all branch offices are located in Pennsylvania. The Bank’s offices are listed below.

Owned Offices

500 South State Road, Marysville, Pennsylvania 17053 1

Third and Market Streets, Halifax, Pennsylvania 17032 2

311 South Market Street, Millersburg, Pennsylvania 17061 2

Drive-through facility on 16 North 3rd Street, Halifax, Pennsylvania 17032 2

15 N. 3rd Street, Halifax, Pennsylvania 17032 2

Parking Lot on N. 3rd Street, Halifax, Pennsylvania 17032 2

Market Street Main Building, Halifax, Pennsylvania 17032 2

22nd & West Market Street, Pottsville, Pennsylvania 17901 3

308 North Claude A. Lord Boulevard, Pottsville, PA 17901 3

450 West Shamokin Street, Trevorton, Pennsylvania 17881 3

11680 Centre Turnpike, Route 61, Orwigsburg, Pennsylvania 17961 3

Leased Offices

2040 Good Hope Road, Enola, Pennsylvania 17025 1

55 South Main Street, Duncannon, Pennsylvania 17020 1

34 South Market Street, Elizabethville, Pennsylvania 17023 2

920 East Wiconisco Avenue, Tower City, Pennsylvania 17980 2

57 S. Sillyman Street, Cressona, Pennsylvania 17929 3

1021 Centre Turnpike, Orwigsburg, Pennsylvania 17961 3

121 Progress Avenue, Pottsville, Pennsylvania 17901 3

2650 Westview Drive, Suite E, Wyomissing, Pennsylvania 19610 3

100 Hollywood Boulevard, Orwigsburg, Pennsylvania 17961 3

340 South Liberty Street, Orwigsburg, Pennsylvania 17961 4

(1)	Operates under the name “Marysville Bank, a Division of Riverview Bank”.
(2)	Operates under the name “Halifax Bank, a Division of Riverview Bank”.
(3)	Operates under the name “Riverview Bank”.
(4)	Operates under the name “Riverview Financial Wealth Management, a Division of Riverview Bank.”

All of these properties are in good condition and are deemed by management to be adequate for the Bank’s purposes.

ITEM 3. LEGAL PROCEEDINGS.

Management is not aware of any litigation that would have a materially adverse effect on the consolidated financial position or results of operations of the Company. There are no proceedings pending other than ordinary routine litigation incident to the business of the Company and the Bank. In addition, management does not know of any material proceedings contemplated by governmental authorities against the Company or the Bank or any of its properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The authorized stock of the Company consists of 3,000,000 shares of preferred stock, no par value per share, and 5,000,000 shares of common stock, no par value per share, of which 2,703,840 common shares were issued and outstanding as of December 31, 2013 and held by approximately 680 registered holders of record. The Company’s common stock is listed on the OTC Markets Group Inc. (www.otcmarkets.com) under the OTCQB tier. The stock is traded in the over-the-counter market under the symbol “RIVE” and is traded at irregular intervals.

The Company has historically paid dividends on the outstanding shares of common stock on a quarterly basis, at the discretion of the Board of Directors. The Board bases its decision on the Company’s earnings, cash requirements and overall financial position. The following table presents the per share cash dividends declared by the Board of Directors and paid for the years presented.

Per Share Cash Dividends Paid
2013 First quarter	$0.125
Second quarter	0.125
Third quarter	0.125
Fourth quarter	0.175

$0.550

Per Share Cash Dividends Paid
2012 First quarter	$0.125
Second quarter	0.125
Third quarter	0.125
Fourth quarter	0.170

$0.545

On February 19, 2014, the Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on March 31, 2014 to all common shareholders of record as of March 7, 2014.

Additional information relating to dividend restrictions can be found in Note 14 – Regulatory Matters and Shareholders’ Equity – in Part II, Item 8 – Financial Statements and Supplementary Data – incorporated in this Form 10-K.

On April 7, 2010, the Company authorized a Stock Repurchase Program whereby the Company can repurchase up to 85,500 shares of its outstanding common stock in open market or privately negotiated transactions at prevailing market prices from time to time over a twelve-month period. The Company did not repurchase any of its common stock under this program during 2013.

Information about Riverview’s Equity Compensation Plans can be found in Part II, Item 8 under Note 10, titled “Employee Benefit Plans” and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RIVERVIEW FINANCIAL CORPORATION.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the Company’s results of operations and highlights material changes for the twelve months ended December 31, 2013 and 2012 and its financial condition as of December 31, 2013 and 2012. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for the Company and its wholly owned subsidiary Bank. The Company’s consolidated financial statements and results of operations essentially consist of the Bank’s financial condition and results of operations. Current performance does not guarantee and may not be indicative of, similar performance in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s consolidated financial statements and should be read in conjunction with the consolidated audited financial statements of the Company and notes thereto and other detailed information for the years ended December 31, 2013 and 2012 herein contained in Part II, Item 8, Financial Statements and Supplemental Data.

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed below, may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	anticipated cost savings and synergies from the consolidation of Riverview and Union may not be realized;

•	the effects of future economic conditions on the Company and the Bank’s customers;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	technological changes;

•	acquisitions and integration of acquired businesses;

•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities; and

•	acts of war or terrorism;

•	volatilities in the securities market; and

•	deteriorating economic conditions.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Critical Accounting Policies and Estimates

The consolidated financial statements include Riverview Financial Corporation and its wholly-owned subsidiary, Riverview Bank. All significant intercompany accounts and transactions have been eliminated.

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. The Company’s significant accounting policies are described in Note 1 of the Notes to audited consolidated financial statements for the period ended December 31, 2013 herein contained in Part II, Item 8, Financial Statements and Supplemental Data.

Certain accounting policies involve significant judgments and assumptions by the Company that have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The judgment and assumptions used are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made, actual results could differ from these estimates, which could have a material impact on the carrying values of its assets and liabilities and its results of operations.

Overview

Effective November 1, 2013 (the “effective date”), and pursuant to the Amended and Restated Agreement and Plan of Consolidation (the “Agreement”), dated, April 24, 2013, by and between Riverview and Union, Riverview and Union consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (the “consolidation”).

The Company’s financial results reflect the business combination. The combined financial information reflects the impact of the consolidation of Riverview’s and Union’s combined financial condition under the purchase method of accounting with the Company treated as the acquirer from an accounting standpoint. Under this method, the Company was formed and treated as a recapitalization of Riverview, with Riverview’s assets and liabilities recorded at their historical values, and Union’s assets and liabilities recorded at their fair values as of the date the consolidation was completed. The balance sheet includes the former Union assets, whereas the income statement includes only two months of Union’s results of operations since the transaction was consummated on November 1, 2013.

As a community-focused financial institution, the Company, through its wholly-owned banking subsidiary, generates the majority of its revenues from net interest income derived from its core banking activities. During 2013, the Company continued to experience strong financial results despite the costs associated with the consolidation. Consolidated total assets were $432,882,000 at December 31, 2013, an increase of $113,685,000, or 35.6% from $319,197,000 at December 31, 2012, which is attributable to the consolidation. The Company’s loans increased $85,562,000, or 36.6%, to $319,674,000, while its deposits increased $112,900,000, or 41.9%, to $382,345,000. As of the effective date of the consolidation, Union had $127,114,000 in total assets, $75,351,000 in loans and $114,977,000 in deposits.

The Company’s results of operations are primarily derived from income generated on the spread between the interest received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Changes in net interest income are not only affected by changes in interest rates, but are also impacted by changes in the make-up and volume of the balance sheet as well as the level of yield generated from interest-earning assets versus the costs associated with interest-bearing liabilities. The Company also generates non-interest income from fees associated with various products and services offered to customers, mortgage banking activities, bank owned life insurance (“BOLI”), wealth management and trust operations, and from the sale of assets, such as loans or investments. Offsetting these revenues are provisions for potential losses on loans, administrative expenses and income taxes.

As of the 2013 year-end, the Company recorded net income of $1,463,000, a decrease of $200,000, or 12%, from net income of $1,663,000 for the 2012 year-end. Basic and diluted earnings per share of $0.78 per share in 2013 decreased 19.8% from basic earnings per share of $0.97 per share in 2012. The decrease in the earnings per share is attributable to a decrease in net income year over year and further impacted by an increase in outstanding common shares to 2,703,840 shares at December 31, 2013 from 1,716,316 shares as of December 31, 2012 as a result of the consolidation. The return on average assets was 0.43% as of the 2013 year-end as compared with 0.56% as of the 2012 year-end. The return on average equity was 4.89% in 2013 as compared to 6.20% in 2012. The decrease in these ratios is principally due to the impact of the consolidation.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The Company’s profitability is largely a function of the spread between interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Company’s net interest income and margin are affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and its ability to respond to changes in those rates. At any given time, the Company’s assets and liabilities may be affected differently by a change in interest rates. The change in net interest income from year to year may be due to changes in interest rates, changes in volumes of interest-earning assets and interest-bearing liabilities as well as changes in the mix of such assets and liabilities.

The Company’s principal interest-earning assets are loans to individuals and small businesses, with a secondary source of income earned from the investment securities portfolio and other interest-earning deposits with banks. Interest-bearing liabilities consist primarily of demand deposit accounts, time deposits, money market accounts, savings deposits and borrowings. Generally, changes in net interest income impact our net interest rate spread and net interest margin. Net interest rate spread is equal to the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin is the tax equivalent net interest income divided by total average earning assets. Net interest income growth is generally dependent upon balance sheet growth and maintaining or growing the net interest margin. For analysis purposes, net interest income is evaluated on a fully tax-equivalent (“FTE”) basis. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the Federal tax rate of 34% to allow the yield on tax-exempt assets to be compared to interest earned on taxable assets.

2013 Compared to 2012

Total interest income increased on a FTE basis by $591,000, or 4.4%, to $14,022,000 for the year ended December 31, 2013 from $13,431,000 for the year ended December 31, 2012. This increase was attributable to an increase of $30,977,000 in total interest-earning assets as a result of the consolidation with Union. Although the yield from total interest-earning assets decreased to 4.58% for 2013 from 4.89% for 2012, total interest income increased because of the increased volume of total interest-earning assets, most of which was attributable to loans, which is the Company’s highest yielding interest-earning asset.

Total interest expense decreased $723,000, or 22.7% to $2,456,000 for the year ended December 31, 2013 from $3,179,000 for the year ended December 31, 2012. Cost of funds decreased to 0.89% at the end of 2013 from 1.29% at the end of 2012. The decline in the cost of funds offset the 11.9% increase in the volume of average interest-bearing liabilities year over year, which was attributable to the consolidation with Union.

Net interest income calculated on a FTE basis increased $1,314,000, or 12.8%, to $11,566,000 for the year ended December 31, 2013 from $10,252,000 for the year ended December 31, 2012. Riverview’s net interest spread increased to 3.69% at December 31, 2013 from 3.60% at December 31, 2012, while its net interest margin increased to 3.78% for the year ended December 31, 2013 from 3.73% for the year ended December 31, 2012. In consideration of the increased volume of interest-earning assets and interest-bearing liabilities and a declining interest rate environment, management proactively managed the costs associated with interest-bearing liabilities to offset the decline in yields from interest earning assets.

2012 Compared to 2011

Total interest income increased on a FTE basis by $575,000, or 4.5%, to $13,431,000 for the year ended December 31, 2012 from $12,856,000 for the year ended December 31, 2011. This increase was attributable to reinvesting funds from other interest-earning assets, which is the lowest yielding category of the Bank’s interest-earning assets, to fund loans, which is the Bank’s highest yielding asset category. Although the yield from total interest-earning assets decreased to 4.89% for 2012 from 4.99% for 2011, the increase of $17,223,000, or 6.7%, in the volume of total interest-earning assets, most of which is attributable to loan growth, drove the increase in total interest income year over year.

Total interest expense decreased $502,000, or 13.6%, to $3,179,000 for the year ended December 31, 2012 from $3,681,000 for the year ended December 31, 2011. Cost of funds decreased to 1.29% at the end of 2012 from 1.59% at the end of 2011. The decline in the cost of funds offset the 6.7% increase in the volume of average interest-bearing liabilities year over year.

Net interest income calculated on a FTE basis increased $1,077,000, or 11.7%, to $10,252,000 for the year ended December 31, 2012 from $9,175,000 for the year ended December 31, 2011. Riverview’s net interest spread increased to 3.60% at December 31, 2012 from 3.40% at December 31, 2011, while its net interest margin increased to 3.73% for the year ended December 31, 2012 from 3.56% for the year ended December 31, 2011. In consideration of the increased volume of interest-earning assets and interest-bearing liabilities in a declining interest rate environment, management proactively managed the cost associated with interest-bearing liabilities to offset the decline in yields on interest earning assets.

The following table presents a summary of Riverview’s average balances, interest rates, interest income and expense, the interest rate spread and the net interest margin, adjusted to a fully tax-equivalent basis, for the years ended December 31, 2013, 2012 and 2011.

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

Year Ended December 31,	2013			2012			2011
(Dollars in thousands)	Balance	Average Interest	Yield/Rate	Balance	Average Interest	Yield/Rate	Balance	Average Interest	Yield/Rate
Assets
Interest-earning Assets
Securities:
Taxable securities (2)	$19,126	$348	1.82%	$25,137	$571	2.27%	$28,115	$944	3.36%
Tax-exempt securities (1)(2)	22,495	1,094	4.86%	22,000	1,085	4.93%	16,825	942	5.60%

Total securities	41,621	1,442	3.46%	47,137	1,656	3.51%	44,940	1,886	4.20%

Loans (1)(3)
Consumer	1,699	111	6.53%	1,664	113	6.79%	1,921	139	7.24%
Commercial	26,123	1,192	4.56%	20,664	961	4.65%	14,454	793	5.49%
Real estate	224,295	11,244	5.01%	196,487	10,675	5.43%	168,583	9,951	5.90%

Total loans	252,117	12,547	4.98%	218,815	11,749	5.37%	184,958	10,883	5.88%

Other interest-earning assets	12,163	37	0.30%	8,972	26	0.29%	27,803	87	0.31%

Total interest-earning assets	305,901	14,026	4.58%	274,924	13,431	4.89%	257,701	12,856	4.99%

Non-interest earning assets	36,100			23,303			21,772

Total Assets	$342,001			$298,227			$279,473

Liabilities and Shareholders’ Equity

Interest-bearing Liabilities
Deposits:
Interest-bearing demand deposits	$113,714	$554	0.49%	$94,655	$898	0.95%	$87,976	$1,126	1.28%
Savings deposits	60,071	277	0.46%	37,221	126	0.34%	32,814	145	0.44%
Time deposits	93,297	1,325	1.42%	97,322	1,793	1.84%	97,940	2,099	2.14%

Total deposits	267,082	2,156	0.81%	229,198	2,817	1.23%	218,730	3,370	1.54%

Borrowings:
Short-term borrowings	263	1	0.38%	6,201	16	0.26%	1,002	3	0.30%
Long-term borrowings	8,363	299	3.58%	11,013	346	3.14%	11,108	308	2.77%

Total borrowings	8,626	300	3.48%	17,214	362	2.10%	12,110	311	2.57%

Total interest-bearing liabilities	275,708	2,456	0.89%	246,412	3,179	1.29%	230,840	3,681	1.59%

Non-interest bearing liabilities:
Demand deposits	28,104			23,423			21,319
Other liabilities	8,252			1,554			1,393

Shareholders’ equity	29,937			26,838			25,921

Total Liabilities and Shareholders’ Equity	$342,001			$298,227			$279,473

Net Interest Income		$11,570			$10,252			$9,175

Net Interest Spread			3.69%			3.60%			3.40%

Net Interest Margin			3.78%			3.73%			3.56%

(1)	Yields on tax-exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(2)	Available-for-sale securities are reported at amortized cost for purposes of calculating yields.
(3)	For yield calculation purposes, non-accruing loans are included in the average loan balances, and any income recognized on these loans is included in interest income.

The following table highlights the impact of changing interest rates and volumes on interest income and interest expense for the periods indicated.

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)	2013 vs. 2012 Increase/(Decrease)			2012 vs. 2011 Increase/(Decrease)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-Earning Assets:
Interest-bearing due from banks and federal funds sold	$10	$1	$11	($55)	($6)	($61)
Securities, taxable (1)	(105)	(118)	(223)	(67)	(306)	(373)
Securities, taxable-exempt (1)	24	(15)	9	256	(113)	143
Loans (1)	1,651	(853)	798	1,809	(943)	866

Net Change in Interest Income	1,580	(985)	595	1,943	(1,368)	575

Interest-Bearing Liabilities:
Interest-bearing demand deposits	91	(435)	(344)	62	(290)	(228)
Savings deposits	106	45	151	14	(33)	(19)
Time deposits	(59)	(409)	(468)	(12)	(294)	(306)
Borrowings:
Short-term borrowings	(22)	7	(15)	13	—	13
Long-term borrowings	(95)	48	(47)	(3)	41	38

Net Change in Interest Expense	21	(744)	(723)	74	(576)	(502)

CHANGE IN NET INTEREST INCOME	$1,559	($241)	$1,318	$1,869	($792)	$1,077

(1)	Yields on tax-exempt assets have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

Provisions for loan losses represent management’s determination of the amount necessary to be charged to operations in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Credit exposures deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off loans are credited to the allowance for loan losses. The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors. In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates and interpretations and possible revision as events occur or as more information becomes available. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan. After an evaluation of these factors, the Bank recorded a provision of $640,000 for the year ended December 31, 2013 as compared with $1,140,000 recorded for the 2012 year-end. The provision for 2013 was driven primarily by an unallocated provision generally reflecting significant loan growth stemming from the opening of new branches in Schuylkill County and a commercial office in Berks County. The allowance for loan losses was $3,663,000, or 1.13% of total loans outstanding at December 31, 2013, as compared to $3,736,000, or 1.57% of total loans at December 31, 2012.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. Management believes the allowance for loan losses at December 31, 2013 is adequate to absorb probable and potential losses inherent in the loan portfolio. At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

Non-interest income is an important component of net income for the Company, representing 15% of the total revenues (comprised of net interest income and non-interest income) as of the 2013 year-end as compared with 19.3% as of the 2012 year-end. Non-interest income consists primarily of customer service fees and charges derived from deposit accounts, mortgage banking activities, the investment in bank owned life insurance (“BOLI”), wealth management services and gains from the sale of loans and available-for-sale securities.

The following table presents the components of non-interest income and related fluctuations for the years ended December 31, 2013 and 2012.

Non-Interest Income

	Years Ended December 31,
	(Dollars in thousands)
	2013	Increase (Decrease) Amount	%	2012
Service charges on deposit accounts	$339	$52	18.2%	$287
Other service charges and fees	415	52	14.3%	363
Earnings on cash value of life insurance	222	(49)	(18.1%)	271
Fees and commissions from securities brokerage	573	573	100.0%	—
Gain on sale of available-for-sale securities	117	(653)	(84.8%)	770
Gain/(loss) on sale of other real estate owned	(264)	(268)	(6700.0%)	4
Loss on write-down of other real estate owned	(316)	(194)	(159.0%)	(122)
Loss on sale of other assets	(177)	(155)	(704.5%)	(22)
Valuation adjustment on real estate investment	(96)	(96)	(100.0%)	—
Gain on sale of mortgage loans	529	(270)	(33.8%)	799
Bargain purchase gain from consolidation	629	629	100.0%	—

	$1,971	($379)	(16.1%)	$2,350

The consolidation with Union resulted in the Bank recording two months’ of Union’s non-interest income. However, total non-interest income decreased 16.1% as of December 31, 2013 as compared with December 31, 2012 and is attributable to the following:

•	The Bank recorded a $264,000 loss in 2013 relating to the sale of four properties held by the Bank as other real estate owned. This is in comparison with the $4,000 gain recorded in 2012 from the sale of other real estate owned.

•	The Bank recorded a $316,000 loss in 2013 as a result of write-down of five properties held by the Bank as other real estate owned. This is in comparison with the $122,000 loss realized in 2012 from the write down of other real estate owned.

•	The Bank recorded a loss of $177,000 in 2013 as a result of donating two properties that were previously owned by Union. This compares to a loss of $22,000 recorded in 2012, which related to the write-down of a vehicle that was pledged as collateral for a loan.

•	The Bank recorded a loss of $96,000 in 2013 due to the sale of the Bank’s investment in the Schultz real estate property as compared with 2012 when no such transaction occurred.

•	The Bank recorded less of a gain from the sale of mortgage loans during 2013 as a result of decreased mortgage refinancing activities associated with interest rates being higher as compared with 2012.

•	Earnings from the cash value of life insurance were lower in 2013 as compared with 2012 because of the decline in the yield of the underlying investments supporting the policies.

•	The gain from the sale of available-for-sale securities was lower for 2013 because the Bank sold less investment securities from its portfolio as compared with 2012. In addition, bond pricing was higher during 2012 as compared with 2013.

Increased income from service charges and other fee income as a result of increased number of deposit accounts and transactional volume helped to offset declines in non-interest income previously noted. In addition, the Company recorded a bargain purchase gain of $629,000 as a result of the consolidation with Union.

Non-Interest Expenses

The following table presents the components of non-interest expenses and the related changes for the years ended 2013 and 2012:

Non-Interest Expenses

	Years Ended December 31,
	(Dollars in thousands)
	2013	Increase (Decrease) Amount	%	2012
Salaries and employee benefits	$6,123	$1,253	25.7%	$4,870
Occupancy expense	1,001	75	8.1%	926
Equipment expense	541	30	5.9%	511
Telecommunications and processing charges	793	138	21.1%	655
Postage and office supplies	270	25	10.2%	245
FDIC premium	251	(5)	(2.0%)	256
Bank shares tax expense	286	31	12.2%	255
Directors’ compensation	309	22	7.7%	287
Professional services	457	195	74.4%	262
Other expenses	1,239	440	55.1%	799

Total non-interest expenses	$11,270	$2,204	24.3%	$9,066

The increase of $2,204,000 or 24.3%, in non-interest expenses comparing 2013 with 2012 is primarily attributable to costs associated with the consolidation with Union. Such costs were mostly related to one-time professional services associated with the legal, accounting, underwriting, and compliance processes that were necessary in order to complete the consolidation. In addition, the Company also incurred Union’s non-interest expenses for the last two months of 2013, since the consolidation was effective November 1, 2013. Specific expenses that had the greatest impact in increasing total non-interest expenses included:

•	The consolidation with Union resulted in two months of Union expenses relating to higher salary and benefits, occupancy and equipment expenses, postage, telecommunications, data processing charges, and other general types of expenses.

•	The lower FDIC premium expense was attributable to the FDIC’s ruling to change the base assessment rate in the calculation of the premium from domestic deposits to average assets.

•	Bank shares tax expense for 2013 was higher than the 2012 expense as a result of increased stockholders’ equity from the retention of increased net income in 2013.

Income Taxes

A tax benefit of $250,000 was recorded for the year ended December 31, 2013 as compared with a tax provision expense of $318,000 that was recorded for the year ended December 31, 2012. The 2013 tax benefit was attributable to expenses incurred from the consolidation and the benefits derived from the increased deferred tax assets and loss carryforwards taken over from Union. The tax benefit reflects a negative effective tax rate for 2013 because of the credit. This compares with a 16% effective tax rate for 2012. The Company’s effective tax rate has historically differed from the statutory rate of 34% due to tax-exempt interest income and non-taxable income from bank owned life insurance.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is comprised of state and municipal securities, U.S. government agency and mortgage-backed securities and bank equity securities, which not only provide interest income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for public fund deposits. Policies are in place to address various aspects of managing the portfolio, including but not limited to, policies on concentrations, liquidity, credit quality, interest rate risk and regulatory guidelines. Adherence to these policies is monitored by the Bank’s Asset/Liability Committee (“ALCO”) which meets on a quarterly basis.

Because of the changing nature of the banking environment and the potential need to position assets, all investment securities are characterized as available-for-sale and carried at fair value with net unrealized gains and losses, net of taxes, reported as a separate component of comprehensive income.

The following table illustrates the composition of the securities portfolio for the periods presented.

SECURITIES

	Fair Values as of December 31,
	2013	2012
	(In thousands)
Available-for-sale securities:

U.S. Government agencies securities	$1,356	$3,506

State and municipal	37,043	22,853

U.S. Government agencies and sponsored enterprises (GSEs) – residential:

Mortgage-backed securities	13,141	13,006

Collateralized mortgage obligations (CMOs)	3,330	5,736

Corporate debt obligations	1,851	—

Equity securities, financial services	525	—

	$57,246	$45,101

The increase in the investment portfolio was attributable to the investments on Union’s books, which totaled $29,211,000 as of the effective date of the consolidation. During 2013, the Bank sold four CMO securities at a gain of $118,000 and four U.S. Treasury securities at a loss of $1,000, resulting in a net gain of $117,000 as compared to 2012, when the Bank sold ten available for sale mortgage-backed securities and two state and municipal securities totaling $18,336,000, which resulted in a gain of $770,000. During 2013, the Bank’s portfolio had steadily declined as compared with the prior year end as a result of pay downs, calls and sales of securities.

Included in the carrying values of investment securities at December 31, 2013 is a net unrealized loss of $822,000, as compared to a net unrealized gain of $957,000 at December 31, 2012. At December 31, 2013, the unrealized loss on securities available-for-sale, net of tax, included in shareholders’ equity totaled $543,000, as compared with the unrealized gain, net of tax, for $632,000 that was recorded in shareholders’ equity at December 31, 2012. The net decrease in the 2013 carrying value of securities in the portfolio is reflective of pressure on investment security prices as a result of changes in interest rates on the long end of the Treasury yield curve.

The Bank conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. If such declines were deemed to be other-than-temporary, the Bank would measure the total credit-related component of the unrealized loss and recognize that portion of the loss deemed to be other than temporary as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases, and as interest rates fall, the market value of fixed rate securities increases. No securities are considered other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, the Bank’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value. The Bank holds no trading securities in its portfolio and the portfolio does not contain high risk securities or derivatives as of December 31, 2013.

The following table presents the maturities and average weighted yields of the securities portfolio at book value as of December 31, 2013. Yields are based on amortized cost.

MATURITIES AND WEIGHTED AVERAGE YIELDS OF SECURITIES

(Dollars in thousands)							Over 10 Years or
Due In:	1 Year or Less		1 to 5 Years		5 to 10 Years		No Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$—	—	$115	(0.43%)	$1,290	3.27%	$—	—	$1,405	2.97%
State and municipal	—	—	5,925	3.08%	9,776	3.80%	21,985	3.92%	37,686	3.76%
Mortgage-backed securities	—	—	—	—	306	1.59%	12,920	2.65%	13,226	2.63%
CMOs	—	—	—	—	—	—	3,387	1.56%	3,387	1.56%
Corporate debt	—	—	823	1.13%	1,029	5.19%	—	—	1,852	3.39%
Equity securities	—	—	—	—	—	—	512	2.80%	512	2.80%

	$—	—	$6,863	2.79%	$12,401	3.81%	$38,804	3.28%	$58,068	3.33%

All securities are available-for-sale and accounted for at fair value.

Weighted average yields are calculated on a fully taxable equivalent basis assuming a tax rate of 34%.

Restricted Investments in Bank Stocks

The Bank’s investment in restricted stocks reflects a required investment in the common stock of correspondent banks consisting of Atlantic Central Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”). These stocks have no readily available market values and are carried at cost since they are not actively traded.

Management evaluates restricted stock for impairment based upon its assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary with regard to such restricted stock investments.

Loans

The loan portfolio comprises the major component of the Company’s earning assets and is the highest yielding asset category within the balance sheet.

The following table presents the composition of the total loan portfolio at December 31:

(Dollars in thousands)	2013	2012

Commercial	$37,253	$23,423
Commercial real estate	172,418	145,205
Commercial land and land development	12,594	12,623
Residential real estate	81,122	41,487
Home equity lines of credit	17,531	12,812
Consumer installment	2,419	2,298

Total loans	323,337	237,848
Allowance for loan losses	(3,663)	(3,736)

Total loans, net	$319,674	$234,112

At December 31, 2013, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) amounted to $319,674,000, an increase of $85,562,000, or 36.5%, as compared with $234,112,000 as of December 31, 2012. The increase in the loan portfolio was attributable to the consolidation with Union which had outstanding loans totaling $75,351,000 as of the effective date.

Loans receivable, net of the allowance for loan losses, represent 73.8% of total assets and 83.6% of total deposits as of December 31, 2013, as compared to 73.3% and 86.9%, respectively, at December 31, 2012. All of the Bank’s loans are to domestic borrowers.

The Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis. The Bank contracts an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and loan turndown undergoes an audit review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not lessened its loan underwriting criteria, and management believes its standards continue to remain conservative.

Other than as described herein, management does not believe there are any trends, events, or uncertainties that are reasonably expected to have a materially adverse impact on future results of operations, liquidity, or capital resources.

The following table summarizes the loan maturities and interest sensitivity for a segment of the loan portfolio.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

COMMERCIAL AND CONSTRUCTION LOANS

December 31, 2013

(In thousands)	Due Within 1 Year	Due 1 - 5 Years	Due Over 5 Years	Total
Commercial, financial, agricultural	$17,270	$14,585	$5,275	$37,130
Real estate, construction	12,702	3,147	2,960	18,809

Total	$29,972	$17,732	$8,235	$55,939

By interest rate structure:
Fixed rate	$12,902	$13,825	$6,821	$33,548
Variable rate	17,070	3,907	1,414	22,391

Total	$29,972	$17,732	$8,235	$55,939

Credit Risk and Loan Quality

One of the Bank’s key objectives has been, and continues to be to maintain a high level of asset quality. The Bank strives to proactively monitor credit risk and exposure to ensure and protect the quality of its loan portfolio. Credit policy requires that underwriting, loan documentation and credit analysis standards be met prior to the approval and funding of any loan. These practices have contributed to the strength and credit quality of the Bank’s loan portfolio and have protected the portfolio during economic periods of uncertainty.

The following table presents information about the Bank’s nonperforming loans and nonperforming assets for the periods presented.

RISK ELEMENTS AND ASSET QUALITY RATIO

(Dollars in thousands)	December 31,
	2013	2012

Non-accruing loans	$7,013	$3,863
Accruing loans past due 90 days or more	1,145	231

Total nonperforming loans	8,158	4,094
Foreclosed real estate	1,127	1,909

Total nonperforming assets	$9,285	$6,003

Restructured loans performing in accordance with modified terms	1,148	1,377

Non-accrual loans:
Interest income that would have been recorded on non-accruing loans	$241	$236

Interest income for non-accruing loans included in net income for the period	$27	$10

Ratios:
Nonperforming loans to total loans	2.52%	1.72%

Nonperforming assets to total assets	2.14%	1.88%

Allowance for loan losses to nonperforming loans	44.90%	91.26%

Commitments to lend additional funds to nonperforming loan customers	$—	$—

Non-performing assets include accruing loans past due 90 days or more, non-accruing loans and foreclosed real estate. The non-performing assets to total assets ratio presented in the table for the 2013 year-end reflects some deterioration in the credit quality of the loan portfolio since the 2012 year-end. During 2013, the Bank experienced an increase in non-performing assets primarily due to $3,778,000 in non-performing loans acquired via the Union consolidation.

The Bank had $1,127,000 in real estate acquired through foreclosure as of December 31, 2013 as compared with $1,909,000 as of December 31, 2012. The foreclosed real estate as of the 2013 year-end consists of three single family homes located in communities serviced by the Bank totaling $158,000, one residential development loan totaling $863,000, representing the Bank’s purchased participation in a loan made by another financial institution to a now defunct developer, and one commercial property approved for development totaling $106,000. The decrease at December 31, 2013 from December 31, 2012 is due to the sale of two single family homes, one 2-unit residential rental property, and one commercial/industrial warehouse property, as well as a valuation adjustment made to the residential development loan to reflect current market value.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or having similar economic characteristics, exceed 10% of loans outstanding in any one category. The following table presents loan concentrations as of December 31, 2013 and December 31, 2012.

(Dollars in thousands)	December 31, 2013	December 31, 2012
Loans to Lessors of:

Residential buildings and dwellings	$45,815	$44.954

Nonresidential buildings	35,946	37,572

Although such loans were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market. Although delinquent and non-performing loans increased nominally during the year in these portfolios, the performance and loss ratio of these portfolios continues to be acceptable.

Demand for commercial space was solid in 2013 in the Bank’s market area. The marketplace showed continuing signs of improvement throughout the year with stable to improving vacancy rates and positive absorption in all classes of space during 2013. The Bank’s non-residential market has not suffered the serious deterioration evident in certain other areas in the country. As such, management does not believe that this concentration is an adverse trend to the Bank at this time.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the known and inherent losses in the loan portfolio. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S generally accepted accounting principles (“GAAP”). The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risks inherent in the Bank’s loan portfolio. Management makes significant estimates and assumptions in determining the allowance for loan losses. Since the allowance for loan losses is dependent on conditions that may be beyond the Bank’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ. In conjunction with an external loan review function that operates independent of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance is maintained.

Management closely monitors the quality of the loan portfolio and performs a quarterly analysis of the appropriateness of the allowance for loan losses. This analysis considers a number of relevant factors including: historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank’s Board of Directors detailing significant events that have occurred since the last review.

The allowance consists of specific, general and unallocated components. The specific component relates to non-homogeneous loans that are classified as substandard or doubtful and deemed to be impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers homogeneous and non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill County region;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes appropriate at the time.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement.

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $640,000 was made to the allowance for loan losses for the twelve months ended December 31, 2013 as compared with the $1,140,000 provision made for the twelve months ended December 31, 2012. Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

The following table sets forth information as to the analysis of the allowance for loan losses and the allocation of the loan losses as of the dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	December 31,
	2013	2012

Allowance, beginning of year	$3,736	$3,423
Provision for loan losses	640	1,140

Loans charged off:
Commercial, financial, agricultural	—	268
Real estate mortgage	768	622
Consumer installment	4	30

Total charged-off	772	920

Loan recoveries:
Commercial, financial, agricultural	30	91
Real estate mortgage	27	2
Consumer installment	2	—

Total recoveries	59	93

Net loans charged off	713	827

Allowance, end of year	$3,663	$3,736

Net charge-offs to average loans	0.28%	0.38%
Allowance for loan losses to total loans	1.13%	1.57%

The decrease in the allowance for loan losses as a percentage of total loans as of December 31, 2013 as compared with December 31, 2012 is mainly due to the consolidation with Union. Loans attributable to the acquired Union portfolio totaled $72,695,000 at December 31, 2013. On the effective date of the consolidation, these loans were stated at fair market value using purchase accounting methodology. Consequently, there is no allowance for loan losses attributed to these loans as any credit losses are included in the determination of the fair value of the loans at the acquisition date. Management continues to be attentive to potential deterioration in credit quality due to economic pressures and economic conditions in markets served by the Bank. Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

The following table details the allocation of the allowance for loan losses to the various loan categories at December 31, 2013 and 2012. The allocation is made for analytical purposes and is not necessarily indicative of the loan categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	December 31, 2013		December 31, 2012
	Amount	% Gross Loans to Total Loans	Amount	% Gross Loans to Total Loans
Commercial, financial and agricultural	$424	11.5%	$545	9.8%
Real estate loans:
Construction	144	3.9%	143	5.3%
Mortgage	670	30.5%	654	22.8%
Commercial	2,079	53.3%	2,071	61.1%
Consumer installment loans	30	0.8%	26	1.0%
Unallocated	316	n/a	297	n/a

Total	$3,663	100.0%	$3,736	100.0%

Real estate loans continue to represent the largest segment of loans for the Bank. Although loan growth in 2013 was centered in residential mortgages and commercial real estate loans, there was little impact to the allocated portion of the allowance for loan losses for these loan categories as compared to the prior year. The unallocated allowance for loan losses increased slightly, remaining relatively stable year over year. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

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

Management believes the allowance for loan losses at December 31, 2013 is adequate in relation to the estimate of known inherent losses in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed. For additional information relating to impaired loans and loan classifications, refer to Note 5 – Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses – in the year-end audited consolidated financial statements and supplementary data herein incorporated in Part II, Item 8.

Deposits

The Bank generates and services deposits through its traditional branch banking delivery system. Deposits are the Bank’s major source of funds available for lending and other investment purposes. Total deposits at December 31, 2013, were $382,345,000, an increase of $112,900,000, or 41.9%, over total deposits of $269,445,000 as of December 31, 2012. Noninterest bearing deposits increased $25,655,000, or 104.6%, at December 31, 2013 and interest- bearing deposits increased $87,245,000, or 35.6%, since the 2012 year-end. The increase in total deposits was attributable to the Company’s consolidation with Union, which had total deposits of $114,977,000 as of the effective date, comprised of $26,687,000 in noninterest bearing deposits and $88,290,000 in interest-bearing deposits.

The following table sets forth the average balance of the Bank’s deposits and the average rates paid on those deposits for the years ended December 31, 2013 and 2012. All deposits are domestic deposits.

AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	December 31,
	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$28,104	0.00%	$23,423	0.00%
Interest-bearing demand	113,715	0.49%	94,655	0.95%
Savings	60,071	0.46%	37,221	0.34%
Time	93,297	1.42%	97,322	1.84%

Total deposits	$295,187		$252,621

The following table displays the remaining maturities and amounts of time certificates issued in denominations of $100,000 or more at December 31, 2013.

DEPOSIT MATURITIES

(In thousands)	Time Certificates

Three months or less	$7,906
Over three months but within six months	4,979
Over six months but within twelve months	7,780
Over twelve months	19,185

Total	$39,850

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). There were no outstanding short-term borrowings at December 31, 2013 as compared with $11,000,000 outstanding as of December 31, 2012, which were comprised of borrowings under the Bank’s FHLB Open Repo Plus line.

Long-term borrowings are generally utilized as a resource to fund growth. The Company also considers the use of long-term borrowings as a means of managing its cost of funds. Long-term borrowings are summarized as follows:

•	Long-term borrowings from the FHLB as of December 31, 2013 decreased to $5,000,000 from $7,550,000 as of December 31, 2012.

•	The Company has a secured closed-end line of credit for $2,000,000 with The Gratz Bank, Gratz, Pennsylvania. The outstanding amount borrowed under this line was $2,000,000 at December 31, 2013 and December 31, 2012.

•	The Company has a $3,000,000 secured guidance line of credit with ACNB Bank, Gettysburg, Pennsylvania. The outstanding amount borrowed under this line was $3,000,000 at December 31, 2013 as compared with December 31, 2012 when the Company had no outstanding borrowings drawn against this line.

Additional information relating to borrowings can be found in Note 9 – Borrowings – in the year-end audited consolidated financial statements and supplementary data herein incorporated in Part II, Item 8.

Shareholders’ Equity and Capital Requirements/Ratios

A strong capital position is fundamental to support continued growth. Total shareholders’ equity increased $9,491,000 to $36,228,000, at December 31, 2013, from $26,737,000, at December 31, 2012. A summary of the transactions impacting shareholders’ equity include:

•	The Company was formed effective November 1, 2013, upon the completion of the consolidation of Riverview and Union. Each outstanding share of common stock of Riverview and Union was respectively converted into 1.00 and 1.95 shares of the Company’s common stock. The Company issued 987,524 shares of common stock, thus resulting in additional capital of $10,153,000.

•	Net income of $1,463,000 generated in 2013;

•	A decrease of $1,167,000 in the change of accumulated other comprehensive income associated with the net unrealized gains on securities available-for-sale and losses associated with the defined benefit postretirement plan.

•	The payment of quarterly cash dividends to shareholders totaling $1,118,000 in 2013 reduced shareholders’ equity.

•	The recording of $160,000 in compensation cost associated with the granting of options.

The Company places significant emphasis on maintaining strong capital levels. The goals for capital planning are to build a strong capital base to fund future growth, to address risks inherent in the banking industry, to retain earnings to meet regulatory requirements and to provide an adequate return to shareholders.

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement. Accordingly, the Company is exempt from regulatory requirements administered by the federal banking agencies. However, the Bank is subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board. Current capital guidelines issued by federal regulatory authorities require the Bank to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to possible risk exposure related to a corporation’s on and off-balance sheet items.

Risk-based capital provides the basis for which all companies are evaluated in terms of capital adequacy. Risk-based capital guidelines redefine the components of capital and establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet items. The components of risk-based capital are segregated as Tier I and Tier II capital. Tier I capital is composed of total stockholders’ equity reduced by goodwill and other intangible assets. Tier II capital is comprised of the allowance for loan losses and any qualifying debt obligations. The minimum risk-based capital standards require all banks to have Tier I capital of at least 4% and total capital (which includes Tier I capital) of at least 8% of risk-weighted assets.

The Bank is also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to quarterly average balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels of at least 1% or 2% above that minimum.

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios at December 31, 2013 and 2012:

CAPITAL RATIOS

(Dollars in thousands)	December 31,
	2013	2012

Tier 1 capital	$31,835	$25,157
Tier II, allowable portion of:
Allowance for loan losses	3,669	2,907

Total risk-based capital	$35,504	$28,064

Tier I risk-based capital ratio	10.3%	10.9%

Total risk-based capital ratio	11.5%	12.1%

Tier I leverage ratio	8.2%	8.1%

Note:	Unrealized gains or losses on securities available-for-sale and postretirement plans, goodwill and intangible assets are excluded from regulatory capital components of risk-based capital and leverage ratios.

At December 31, 2013 and 2012, the Bank exceeded the minimum regulatory capital requirements and was considered to be “well capitalized” under applicable federal regulations. Additional information relating to regulatory capital ratios can be found in Note 14 – Regulatory Matters and Shareholders’ Equity – in the year-end audited consolidated financial statements and supplementary data incorporated herein in Part II, Item 8. The Bank’s total risk-based capital increased $7,440,000 to $35,504,000 at December 31, 2013 from $28,064,000 at December 31, 2012. The increase was attributable to the completion of the consolidation with Union as well as the retention of the Bank’s 2013 earnings. Although total risk-based capital increased 26.5% year over year, the respective risk based capital ratios declined due to the increase in risk based assets acquired as part of the consolidation with Union.

The maintenance of a solid capital foundation continues to be a primary goal for the Company. One objective of the capital planning process is to effectively balance the retention of capital to support future growth, while at the same time, providing shareholders with an attractive long-term return on their investment. Management proactively monitors capital levels to ensure that they remain well in line with regulatory requirements, and is positioned to enact appropriate measures to ensure the strength of the Company’s capital position. Management believes that the Company’s capital position is adequate to support current operations and growth.

Prompt Corrective Action

In the event an institution’s capital deteriorates to the Undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:

•	Implementation of a capital restoration plan and a guarantee of the plan by a parent institution; and

•	Placement of a hold on increases in assets, number of branches, or lines of business.

If capital reaches the significantly or critically undercapitalized level, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management, and (in critically undercapitalized situations) appointment of a receiver. For well-capitalized institutions, FDICIA provides authority for regulatory intervention if an institution is engaging in unsafe or unsound practices, or if the institution receives a less than satisfactory examination report rating for asset quality, management, earnings, liquidity, or sensitivity to market risk.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments. At December 31, 2013, the Bank had unfunded outstanding commitments to extend credit of $43,845,000 and outstanding letters of credit of $2,995,000. Because these commitments have fixed expiration dates, and many will expire without being drawn upon, the total commitment level does not necessarily present significant liquidity risk to the Bank. Refer to Note 12 – Financial Instruments with Off Balance Sheet Risk – in the year-end audited consolidated financial statements and supplementary data herein incorporated in Part II, Item 8.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Liquidity

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers in order to fund loans, to respond to deposit outflows and to cover operating expenses. The Company maintains a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Sources of liquidity are provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investment securities. Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth, securities sold under agreements to repurchase or borrowings under lines of credit with correspondent banks.

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $25,306,000 at December 31, 2013 as compared to $16,202,000 at December 31, 2012. The increase in liquid assets year over year was attributable to the consolidation with Union which had liquid assets of $15,580,000 as of the effective date. While liquidity sources generated from assets include scheduled and unscheduled payments of principal and interest from securities and loans in the Bank’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital. At December 31, 2013, unpledged available-for-sale securities with a carrying value of $4,648,000 were readily available for liquidity purposes, as compared with $13,304,000 at December 31, 2012. The decrease of $8,656,000 in unpledged available-for-sale securities was attributable to the increased balances of deposit accounts that require pledging of investment securities.

On the liability side, the primary source of funds available to meet liquidity needs are deposits. The Bank’s core deposits, which exclude certificates of deposit $250,000 and over, were $374,309,000 at December 31, 2013 as compared to $255,427,000 at December 31, 2012. The increase in core deposits is attributable to the core deposits acquired as part of the consolidation with Union. Core deposits have historically provided a source of relatively stable and low cost liquidity. Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding. As of December 31, 2013, the Company had access to four formal borrowing lines with its correspondent banks totaling $131,822,000, less $10,000,000 in borrowings drawn on these facilities.

There are a number of factors that may impact the Company’s liquidity position. Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows. Management is of the opinion that its liquidity position at December 31, 2013 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in, Riverview’s inability to meet anticipated or unexpected needs.

Effects of Inflation

The impact of inflation upon financial institutions can affect assets and liabilities through the movement of interest rates. The exact impact of inflation on the Company is difficult to measure. Inflation may cause operating expenses to change at a rate not matched by the change in earnings. Inflation may affect the borrowing needs and desires of consumer and commercial customers, in turn affecting the growth of the Company’s assets. Inflation may also affect the level of interest rates in the general market, which in turn can affect the Company’s profitability and the market value of assets held. The Company actively manages its interest rate sensitive assets and liabilities, countering the effects of inflation.

Return on Assets and Equity

The following table presents ratios as of the dates indicated:

	December 31,
	2013	2012

Return on average assets	0.43%	0.56%
Return on average equity	4.89%	6.20%
Dividend payout ratio	76.42%	56.28%
Average equity to average assets ratio	8.75%	9.00%

The decline in the return on average assets and equity ratios is due to increased assets and equity as a result of the consolidation with Union. The dividend payout ratio was higher for the 2013 year end as compared with 2012 because of the 987,524 additional shares that were issued as a result of the consolidation with Union.

New Financial Accounting Standards

Note 1 in the year-end audited consolidated financial statements and supplementary data incorporated herein in Part II, Item 8, discusses the expected impact on the Company’s financial condition and results of operations for recently issued or proposed accounting standards that have not been adopted. To the extent we anticipate a significant impact to the Company’s financial condition or results of operations, appropriate discussion takes place in the applicable note to the year-end audited consolidated financial statements.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Riverview Financial Corporation

Halifax, Pennsylvania

We have audited the accompanying consolidated balance sheets of Riverview Financial Corporation and its wholly-owned subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. Riverview Financial Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Financial Corporation and its wholly-owned subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Chambersburg, Pennsylvania

March 31, 2014

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
	(In thousands, except share data)
Assets
Cash and due from banks	$16,088	$8,611
Federal funds sold	2,502	1,567
Interest-bearing deposits	5,472	5,774

Cash and Cash Equivalents	24,062	15,952
Interest-bearing time deposits with banks	1,244	250
Investment securities available-for-sale	57,246	45,101
Mortgage loans held for sale	245	830
Loans, net of allowance for loan losses of $3,663 and $3,736	319,674	234,112
Premises and equipment	8,352	7,162
Accrued interest receivable	1,380	1,014
Restricted investments in bank stocks	1,030	1,429
Cash value of life insurance	8,338	6,706
Foreclosed assets	1,127	1,909
Goodwill	2,297	2,297
Intangible assets	1,670	547
Other assets	6,217	1,888

Total Assets	$432,882	$319,197

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$50,181	$24,526
Demand, interest-bearing	127,992	97,576
Savings and money market	90,919	48,342
Time	113,253	99,001

Total Deposits	382,345	269,445
Short-term borrowings	—	11,000
Long-term borrowings	10,000	9,550
Accrued interest payable	197	214
Other liabilities	4,112	2,251

Total Liabilities	396,654	292,460

Shareholders’ Equity
Preferred stock, 2013 no par value; authorized 3,000,000 shares; 2012 none	—	—
Common stock, 2013 no par value; 2012 par value $0.50 per share; authorized 5,000,000 shares; issued 2013 2,703,840 shares; 2012 1,750,003 shares; outstanding 2013 2,703,840 shares; 2012 – 1,716,316 shares	22,077	875
Surplus	124	11,350
Retained earnings	14,562	14,217
Accumulated other comprehensive income (loss)	(535)	632
Treasury stock, at cost 2013 – none; 2012 – 33,687 shares	—	(337)

Total Shareholders’ Equity	36,228	26,737

Total Liabilities and Shareholders’ Equity	$432,882	$319,197

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$12,505	$11,704
Investment securities – taxable	348	571
Investment securities – tax exempt	715	716
Federal funds sold	10	—
Interest-bearing deposits	18	22
Dividends	12	4

Total Interest Income	13,608	13,017

Interest Expense
Deposits	2,156	2,818
Short-term borrowings	1	16
Long-term debt	299	346

Total Interest Expense	2,456	3,180

Net Interest Income	11,152	9,837
Provision for Loan Losses	640	1,140

Net Interest Income after Provision for Loan Losses	10,512	8,697

Noninterest Income
Service charges on deposit accounts	339	287
Other service charges and fees	415	363
Earnings on cash value of life insurance	222	271
Fees and commissions from securities brokerage	573	—
Gain on sale of available-for-sale securities	117	770
Loss on sale and valuation of other real estate owned	(580)	(118)
Loss on sale of other assets	(177)	(22)
Valuation adjustment on real estate investment	(96)	—
Gain on sale of mortgage loans	529	799
Bargain purchase gain from consolidation	629	—

Total Noninterest Income	1,971	2,350

Noninterest Expenses
Salaries and employee benefits	6,123	4,870
Occupancy expenses	1,001	926
Equipment expenses	541	511
Telecommunication and processing charges	793	655
Postage and office supplies	270	245
FDIC premium	251	256
Bank shares tax expense	286	255
Directors’ compensation	309	287
Professional services	457	262
Other expenses	1,239	799

Total Noninterest Expenses	11,270	9,066

Income before Income Taxes	1,213	1,981
Applicable Federal Income Taxes (benefit)/expense	(250)	318

Net Income	$1,463	$1,663

Basic Earnings Per Share	$0.78	$0.97
Diluted Earnings Per Share	$0.78	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013 and 2012

	Twelve Months Ended December 31,
	2013	2012
	(In thousands)
Net income	$1,463	$1,663
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax of $645 and $454	(1,253)	(882)
Reclassification adjustment for gains (losses) included in net income, net of tax of $40 and $262	77	508

Net change in unrealized gains (losses)	(1,176)	(374)
Defined benefit pension plan:
Net gain (loss), net of tax of $5	9	—

Total other comprehensive income (loss), net of tax of $601 and $193	(1,167)	(374)

Total comprehensive income	$296	$1,289

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013 and 2012

(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance – January 1, 2012	$875	$11,307	$13,490	$1,006	($272)	$26,406

Net income	—	—	1,663	—	—	1,663
Total other comprehensive income, net of tax	—	—	—	(374)	—	(374)
Compensation cost of option grants	—	43	—	—	—	43
Cash dividends, $0.545 per share	—	—	(936)	—	—	(936)
Repurchase common stock	—	—	—	—	(65)	(65)

Balance – December 31, 2012	875	11,350	14,217	632	(337)	26,737

Net income	—	—	1,463	—	—	1,463
Total other comprehensive loss, net of tax	—	—	—	(1,167)	—	(1,167)
Compensation cost of option grants	—	160	—	—	—	160
Issuance of common stock in exchange for Riverview Financial Corporation and Union Bancorp, Inc. common stock	21,202	(11,386)	—	—	337	10,153
Cash dividends, $0.55 per share	—	—	(1,118)	—	—	(1,118)

Balance – December 31, 2013	$22,077	$124	$14,562	($535)	$—	$36,228

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,463	$1,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from business combination	(629)	—
Depreciation	603	601
Provision for loan losses	640	1,140
Stock option compensation expense	160	43
Net amortization of premiums on securities available-for-sale	294	389
Net realized loss on sale of foreclosed real estate and other assets	853	140
Net realized gain on sale of securities available-for-sale	(117)	(770)
Amortization of purchase adjustment on loans	(24)	—
Amortization of intangible assets	141	27
Deferred income taxes	(1,270)	(105)
Proceeds from sale of mortgage loans	33,952	46,259
Net gain on sale of mortgage loans	(529)	(799)
Mortgage loans originated for sale	(32,838)	(45,906)
Earnings on cash value of life insurance	(222)	(246)
(Increase) decrease in accrued interest receivable and other assets	153	(259)
Increase in accrued interest payable and other liabilities	(126)	765

Net Cash Provided by Operating Activities	2,504	2,942

Cash Flows from Investing Activities
Net maturities of interest-bearing time deposits	(994)	—
Securities available-for-sale:
Proceeds from maturities, calls and principal repayments	7,919	7,385
Proceeds from sales	7,177	19,106
Purchases	—	(29,214)
Net decrease in restricted investments in bank stock	604	168
Net increase in loans	(11,129)	(40,782)
Net cash acquired in business combination	15,580	—
Purchases of premises and equipment	(310)	(411)
Proceeds from sale of foreclosed assets	504	805
Capitalized business combination transaction costs	—	(501)
Acquisition of customer list intangible assets	—	(463)
Purchase of life insurance	—	(775)
Proceeds from life insurance	—	206

Net Cash Provided by (Used in) Investing Activities	19,351	(44,476)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(2,077)	23,103
Net decrease in securities sold under agreements to repurchase	—	(893)
Increase (decrease) in short-term borrowings	(11,000)	11,000
Proceeds from long-term borrowings	3,000	500
Repayment of long-term borrowings	(2,550)	(3,128)
Purchase of treasury stock	—	(65)
Dividends paid	(1,118)	(936)

Net Cash Provided by (Used in) Financing Activities	(13,745)	29,581

Net Increase (Decrease) in Cash and Cash Equivalents	8,110	(11,953)

Cash and Cash Equivalents – Beginning	15,952	27,905

Cash and Cash Equivalents – Ending	$24,062	$15,952

Supplemental Disclosures of Cash Flows Information
Cash payments for: Interest paid	$2,473	$3,221

Income taxes paid	$590	$437

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$302	$1,556

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

On November 1, 2013, Riverview Financial Corporation (“Riverview”) and Union Bancorp, Inc. (“Union”) consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (the “Company”). The Company and its wholly-owned bank subsidiary, Riverview Bank (the “Bank”), provide loan, deposit and a full range of banking services to individuals, businesses and municipalities through two full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Enola, Cumberland County, Pennsylvania, six full service offices in Tower City, Cressona, Pottsville and Orwigsburg, Schuylkill County, Pennsylvania, three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania and one commercial office in Wyomissing, Berks County, Pennsylvania. Effective December 27, 2012, Riverview Bank purchased a wealth management company located in Orwigsburg, Schuylkill County, Pennsylvania that provides financial advisory, insurance, trust and investment services relating to non-deposit type investment products. The wealth management company is a division of the Bank. Riverview Bank competes with several other financial institutions within its geographic footprint to provide its services to individuals, businesses, municipalities and other organizations.

The Bank is a Pennsylvania chartered state bank. The Company and the Bank are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and the Bank for adherence to laws and regulations.

The accounting and reporting policies followed by the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following paragraphs briefly describe the more significant accounting policies.

Principles of Consolidation and Basis of Accounting

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank and its operating divisions, Marysville Bank, Halifax Bank and Riverview Financial Wealth Management. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the accrual basis of accounting.

Use of Estimates

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates estimates on an ongoing basis. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of goodwill, the valuation of deferred tax assets, the determination of other-than-temporary impairment on securities and the valuation of real estate acquired by foreclosure or in satisfaction of loans. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant collateral.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents consist of cash and due from banks, federal funds sold and interest-bearing deposits in the Federal Reserve Bank and other banks. Generally, federal funds are purchased and sold for one day periods.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classifications as of each balance sheet date. At December 31, 2013 and 2012, all of the Company’s investment securities were classified as available-for-sale.

Investment securities available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, credit risk, regulatory considerations and other similar factors. Investment securities available-for-sale are reported at estimated fair value. Unrealized gains and losses are excluded from earnings but are reported as a separate component of stockholders’ equity, net of deferred taxes. Any realized gains or losses, based on the amortized cost of specific securities sold, are included in current operations.

The estimated fair values of the Company’s securities are affected by changes in interest rates and credit spreads. Riverview conducts a periodic review and evaluation of the securities portfolio to determine if any declines in fair values of securities are other-than-temporary. To determine if a decline in value is other-than-temporary, the Company evaluates if it has the intent to sell these securities or if it is more likely than not that it would be required to sell the securities before the anticipated recovery. If such a decline were deemed to be other-than-temporary, the Company would measure the total credit-related component of the unrealized loss, and recognize that portion of the loss as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. In general, as interest rates rise, the market value of the fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. To determine if a decline in value is other-than-temporary, the Company evaluates if it has the intent to sell these securities or if it is more likely than not that it would be required to sell the securities before the anticipated recovery.

Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline in value is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment.

Premiums and discounts on securities are amortized and accreted to income using a method that approximates the interest method over the remaining period of contractual maturity, adjusted for anticipated prepayments. Dividend and interest income are recognized when earned.

Mortgage Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The Bank entered into an agreement with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in 2009 to sell loans servicing released. This was in addition to the agreement that the Bank entered into in 2008 to sell loans servicing released under the Federal Home Loan

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Bank of Pittsburgh’s (“FHLB”) Mortgage Partnership Finance program (“MPF”). Premiums and discounts and origination fees and costs on loans held for sale are deferred and recognized as a component of the gain or loss on sale. Residential loan sales under the Freddie Mac and MPF programs have been made without recourse. Both programs require details of the residential loan in advance of the sale and both have the ability to perform post-closing quality control reviews. If the results of these reviews discover any documentation errors, Freddie Mac and MPF can require the Bank to repurchase the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of unearned income, deferred loan fees, and the allowance for loan losses. Interest is accrued on the principal balances outstanding and is credited to income as earned. Loan fees collected net of the costs of originating the loans are deferred and recognized as an adjustment to the yield over the contractual life of the related loan.

The accrual of interest on loans in all loan segments (nonaccrual loans) is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is well secured and in the process of collection. When a loan is placed on nonaccrual status, all unpaid interest credited to income in the current calendar year is reversed and all unpaid interest accrued in prior calendar years is charged against the allowance for loan losses. Interest payments received on nonaccrual loans are either applied against principal or reported as interest income according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

An impaired loan is defined as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses, which is intended to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance for loan losses is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered necessary and adequate by management.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loan portfolio in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as substandard or doubtful and deemed to be impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill and Berks County regions;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes are appropriate at the time.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

In determining the allowance for loan losses, the Bank identifies separate pools with higher loss factors to segregate unimpaired criticized and classified loans from all other unimpaired loans. This more clearly details the risk inherent in the portfolio by refining the pools of assets with similar characteristics.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated principally using the straight-line method for financial reporting and the straight-line and accelerated methods for income tax purposes. When property is retired or disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations. Major additions or replacements are capitalized, while repairs and maintenance are charged to expense as incurred. Interest costs incurred during construction of bank premises are capitalized unless they are determined to be insignificant.

Accrued Interest

Accrued interest is interest that has accumulated over a period of time and has been recognized even though the obligation to receive or pay has not occurred. Accrued interest can either be income, such as the receipt of interest from loans or securities, or it can be an expense, such as the payment of interest on deposits and borrowings.

Restricted Investments in Bank Stocks

Restricted bank stock represents required investments in the common stock of correspondent banks consisting of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank at December 31, 2013 and 2012. Since these stocks are not actively traded and therefore have no readily determinable market value, they are carried at cost.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Management evaluates restricted stock for impairment in accordance with the accounting standard relating to Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2013.

Transfers of Financial Assets

Transfers of financial assets, including loans and loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Cash Value of Life Insurance

The Bank invests in bank owned life insurance (“BOLI”) as a source of funding employee benefit expenses. BOLI involves the purchase of life insurance by the Bank on a chosen group of directors and select management of the Bank. The Bank is the owner and beneficiary of the policies. The life insurance investment is carried at the cash surrender value of the underlying policies. These amounts are immediately available to the Bank upon surrender of the policies. Income generated from the increase in the cash surrender value of the policies is included in other income on the income statement.

Foreclosed Assets

Real estate and other foreclosed assets acquired in settlement of loans are recorded at fair value less costs to sell at the date of acquisition, establishing a new cost basis. Subsequent to acquisition, foreclosed assets are carried at the lower of cost or estimated fair value of the property less selling costs. Any write-down, at or prior to the dates the assets are foreclosed, is charged to the allowance for loan losses. Subsequent write-downs and any gains or losses resulting from the sale of foreclosed assets are recorded in other income. Expenses incurred in connection with holding such assets are reported in other expenses.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired. Under generally accepted accounting principles, business acquisition goodwill is not amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the 2013 year end.

Intangible Assets

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Bank’s intangible assets consist of core deposit intangibles, which have a finite life and are amortized over their estimated useful life. Mortgage servicing rights are included in intangible assets where the Bank recognized a servicing fee at the time of the sale for

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

the right to service mortgages and other loans sold. The servicing asset is amortized as an expense over the life of the loan for which the Bank retains the servicing rights. A customer list intangible is also included in intangible assets as a result of the purchase of the wealth management company. This intangible is amortized as an expense over ten years using the sum of the years’ amortization method. Intangible assets are also subject to impairment testing when an indication of impairment exists.

Federal Income Taxes

The provision for income taxes is based on income as reported in the financial statements. Certain items of income and expense are recognized in different periods for financial reporting purposes than for federal income tax purposes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax basis of the various balance sheet assets and liabilities given current recognition to changes in tax rates and laws. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for applicable income taxes.

Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost.

Advertising

Advertising costs are expensed as incurred and totaled $72,000 and $92,000 for the years ending December 31, 2013 and 2012, respectively.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents. The Company’s common stock equivalents consist of outstanding common stock options, which amounted to 179,250 options as of the 2013 and 2012 year ends. At December 31, 2013, there was no intrinsic value associated with any of the options that were outstanding. There was intrinsic value associated with 15,000 stock options out of the 179,250 total outstanding stock options at December 31, 2012 because the exercise price for these particular options was lower than the trading price of the stock.

The following table presents the amounts used in computing earnings per share for the years ended December 31, 2013 and 2012.

	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2013:
Basic EPS	$1,463	1,881,354	$0.78
Dilutive effect of potential common stock options	—	—	—

Diluted EPS	$1,463	1,881,354	$0.78

2012:
Basic EPS	$1,663	1,719,498	$0.97
Dilutive effect of potential common stock options	—	3,616	—

Diluted EPS	$1,663	1,723,114	$0.97

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Off Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Segment Reporting

The Company operates in a single business segment consisting of traditional banking activities.

Comprehensive Income

Comprehensive income is divided into net income and other comprehensive income. The components of the Company’s other comprehensive income are unrealized gains and losses on securities available for sale and losses associated with the defined benefit postretirement plan. Comprehensive income is presented in the Statements of Comprehensive Income.

The components of other comprehensive income and the related tax effects are presented in the following table at December 31:

(In thousands)	2013	2012

Unrealized gains (losses) on securities available for sale (net of tax of $280 and $326)	($544)	$632

Unrealized pension cost (net of related taxes of $5 and $0)	9	—

Total accumulated other comprehensive income	($535)	$632

Reclassifications

For purposes of comparability, certain prior period amounts may have been reclassified to conform with the 2013 presentation. Such reclassifications had no impact on net income.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) in January 2013 issued Accounting Standards Update (“ASU”) No. 2013-01, “Disclosures About Offsetting Assets and Liabilities”, which clarifies the scope of the new offsetting disclosure requirements under ASU No. 2013-01. It is limited to (1) derivatives, (2) repurchase and reverse repurchase agreements, and (3) securities borrowing and lending transactions, that are either: offset in the statement of financial position in accordance with ASC 10, “Balance Sheet Presentment”, or ASC 815, “Derivatives and Hedging”, or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013. This guidance did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) or net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For AOCI reclassification items that are not reclassified in their entirety into net income, entities would then cross reference to the related note to the financial statements for additional information. The Company adopted the provisions of ASU No. 2013-2 effective January 1, 2013. Since the Company’s only AOCI items consist of unrealized gains or losses on securities available for sale and changes in the defined pension benefit plan, the adoption of this standard had minimal impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

In January 2014, FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects”. ASU 2014-01 permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-01 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

Issued in January 2014, ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)” clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 will be a change in presentation only for the newly required disclosures and is not expected to have a significant impact to the Company’s consolidated financial statements.

Note 2 – Business Combination

On November 1, 2013, the Company completed its consolidation of Riverview and Union pursuant to the Amended and Restated Agreement and Plan of Consolidation (“the “Agreement”), dated April 24, 2013. On that same date, Union Bank and Trust Company, the wholly owned subsidiary of Union, merged with and into Riverview Bank, which is the wholly owned subsidiary of the Company. The primary reason for the combination was to pool resources to provide greater products and services to customers in the contiguous counties, and provide cost savings.

In accordance with the Agreement, the Company authorized 3,000,000 shares of preferred stock with no par value and 5,000,000 shares of common stock with no par value. The Company issued 987,524 shares of common stock with no par value, which increased the number of outstanding common shares to 2,703,840 shares. The shareholders of Riverview received 1.00 share of the Company’s common stock for each share of Riverview common stock they owned on the effective date of the consolidation. Union shareholders received 1.95 shares of the Company’s common stock for each share of Union common stock they owned on the effective date of the consolidation. The shareholders of Riverview and Union did not recognize gain or loss for federal income tax purposes on the shares that were exchanged for the Company’s common stock in the consolidation.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the effective date of the consolidation. This transaction was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Accordingly the purchase price was allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values as of the effective date of the consolidation.

Acquired on November 1, 2013
(In thousands)
Assets:
Cash and cash equivalents	$15,580
Investment securities	29,211
Net loans	75,351
Bank premises and equipment	1,660
Other assets	5,941

Total assets	$127,743

Liabilities:
Noninterest-bearing deposits	$26,687
Interest-bearing deposits	88,290
Other liabilities	1,984

Total liabilities	116,961

Net assets acquired	$10,782

The excess of purchase price over the fair value of net assets acquired is generally recorded as goodwill. However, since the financial assets were acquired for less than their fair market value, a bargain purchase price gain of $629,000 was recorded. Current accounting rules for business combinations require the acquirer to record the difference between fair value of the acquired net assets and the purchase price as a gain in its income statement, thereby providing an increase to the Company’s equity.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following table provides the calculation of the goodwill (dollars in thousands, except per share data):

Purchase Price:
Union common shares outstanding	506,513
Exchange ratio	1.95

Riverview common stock issued	987,524
Fair market value of Riverview common share	$10.28
Purchase price assigned to shares exchanged for stock		$10, 152
Union fractional shares exchanged for cash	176
Purchase price paid to each Union common share exchanged for cash	$10.75
Purchase price assigned to each Union common share exchanged for cash		1

Total Purchase Price		10,153

Net Assets Acquired:
Union common shareholders’ equity	9,610

Increase (decrease) to reflect assets acquired at fair value:
Loans:
Interest rate fair value	268
General credit fair value mark	(795)
Specific credit fair value mark	(1,705)
Allowance for loan losses	1,427
Core deposit intangible	1,264
Premises and equipment	519
Reversal of old purchase account marks and deferred fees/costs	(142)
Miscellaneous assets and liabilities	(780)
Deferred tax asset	1,495

Decrease to reflect liabilities acquired at fair value:
Time deposits	(379)

Net assets acquired		10,782

Bargain purchase price gain resulting from consolidation		$629

The fair value of certain assets and certain liabilities were based on quoted prices from reliable market sources. When quoted market prices were not available, the estimated fair values were based upon the best information available, including obtaining prices for similar assets and liabilities, and the results of using other valuation techniques. The prominent other valuation techniques used were the present value technique and appraisal/third party valuations. When the present value technique was employed, the associated cash flow estimates incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Company assumed the historical book value of certain assets and liabilities represented a reasonable proxy of fair value. The Company determined that there were no other categories of identifiable intangible assets arising from the Union consolidation other than the core deposit intangible.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following presents the unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2013 and December 31, 2012 as though Union had been consolidated on January 1st. The information is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies if they actually had completed the consolidation at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. The proforma earnings per share were calculated using the Company’s actual weighted average shares outstanding for the periods presented.

	2013	2012
	(In thousands, except per share data)

Total revenues, net of interest expense	$14,731	$13,920

Net income	1,910	1,636

Basic and dilutive earnings per share	$1.02	$0.61

The pro forma net income amount for the year-ended 2013, includes a bargain purchase gain of $629,000 and pre-tax expenses of $1,611,000 both associated with the consolidation. Net income of Union subsequent to the consolidation that is included in the consolidated net income for the year ended December 31, 2013 is $448,000.

Note 3 – Restriction on Cash and Due from Banks

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2013 and 2012 approximated $5,943,000 and $6,610,000, respectively. In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services. The Bank maintains balances with its correspondent banks that may exceed federal insured limits, which management considers to be a normal business risk.

Note 4 – Investment Securities Available-for-Sale

The amortized cost and estimated fair values of investment securities available-for-sale are reflected in the following schedules at December 31, 2013 and 2012:

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agency securities	$1,405	$—	$49	$1,356
State and municipal	37,686	176	819	37,043
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	13,226	43	128	13,141
Collateralized mortgage obligations (CMOs)	3,387	8	65	3.330
Corporate debt obligations	1,852	1	2	1,851
Equity securities, financial services	512	15	2	525

	$58,068	$243	$1,065	$57,246

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agencies	$3,500	$6	$—	$3,506
State and municipal	22,252	665	64	22,853
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	12,837	169	—	13,006
Collateralized mortgage obligations (CMOs)	5,555	181	—	5,736

	$44,144	$1,021	$64	$45,101

The amortized cost and fair value of debt securities available-for-sale at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$—	$—
Due after one year through five years	6,863	6,859
Due after five years through ten years	12,095	12,105
Due after ten years	21,985	21,286

	40,943	40,250

Mortgage-backed securities	13,226	13,141

CMOs	3,387	3,330

Equity securities, financial services	512	525

	17,125	16,996

	$58,068	$57,246

Securities with an amortized cost of $53,401,000 and $30,949,000 and a fair value of $52,598,000 and $31,797,000 at December 31, 2013 and 2012, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2013:
Available-for-sale:
U.S. Government agency securities	$1,241	$49	$—	$—	$1,241	$49
State and municipal	22,098	729	1,862	90	23,960	819
Mortgage-backed securities	7,441	128	—	—	7,441	128
Collateralized mortgage obligations (CMOs)	2,618	65	—	—	2,618	65
Corporate debt obligations	1,362	2	—	—	1,362	2
Equity securities, financial services	39	2	—	—	39	2

	$34,799	$975	$1,862	$90	$36,661	$1,065

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2012:
Available-for-sale:
State and municipal	$5,053	$64	$—	$—	$5,053	$64

	$5,053	$64	$—	$—	$5,053	$64

Management evaluates securities for other-than-temporary impairment, at least on a quarterly basis. It is management’s intent to hold all investments until maturity unless market, economic, credit quality or specific investment concerns warrant a sale of securities. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the credit quality or financial condition and near-term prospects of the issuer, and (3) the intent and ability of the corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2013, eighty securities had unrealized losses as compared with twelve state and municipal securities at December 31, 2012. Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues. As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

As part of its strategy to manage interest rate risk and prepayment risk inherent within the investment portfolio, the Bank sold four available-for-sale U. S. treasury securities and four available-for-sale collateralized mortgage obligation securities during 2013 totaling $7,177,000 as compared with 2012 when it sold ten available-for-sale mortgage-backed securities and two available-for-sale state and municipal securities totaling $19,106,000. Gross realized gains for 2013 amounted to $118,000 and gross realized losses were $1,000, resulting in a $117,000 net gain from the sale. This compares with 2012 where gross realized gains amounted to $770,000 and gross realized losses were zero, resulting in a $770,000 net gain from the sale. The Bank reinvested the proceeds from the sale by purchasing fixed rate mortgage-backed securities, callable agencies and state and municipal securities which not only provide interest income but also allowed the Bank to better manage the cash flow generated from the portfolio.

Note 5 – Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses

The Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis. The Bank contracts an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and loan turndown undergoes an audit review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not lessened its loan underwriting criteria, and management believes its standards continue to remain conservative. All of the Bank’s loans are to domestic borrowers.

The Bank’s management monitors the loan portfolio on a regular basis with consideration given to detailed analysis of loans by portfolio segment. Portfolio segments represent pools of loans with similar risk characteristics. There are eight portfolio segments – commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

lines of credit; and consumer loans. For the purpose of estimating the allowance for loan losses, each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/construction loans have sub-segments for loan participations bought and loans generated by the branches and commercial offices in Schuylkill and Berks counties, which are newer marketed areas adjacent to the Bank’s original geographic footprint.

The loans in these sub-segments have risk characteristics that differ from the general segments and merit separate analysis in order to afford additional granularity and accuracy in management’s estimate for the allowance for loan losses. Internal policy requires that the Chief Credit Officer report to the Board of Directors on a quarterly basis to discuss the status of the loan portfolio and any related credit quality issues. These reports include but are not limited to information on past due and nonaccrual loans, impaired loans, the allowance for loan losses, changes in the allowance for loan losses, credit quality indicators and foreclosed assets.

The Bank, in the ordinary course of business, has loan, deposit and other routine transactions with its executive officers, directors and entities in which they have principal ownership. Loans are made to such related parties at substantially the same terms as other borrowers and do not represent more than the usual risk of collection or present other unfavorable features.

Activity for these related party loans was as follows for the year ended December 31, 2013 (in thousands):

Balance – January 1	$4,659
Advances	1,504
Loans of new directors	1,000
Payments	(1,965)

Balance – December 31	$5,198

Past Due Loans and Nonaccrual Loans

Loans are considered to be past due when they are not paid in accordance with contractual terms. Past due loans are monitored by portfolio segment and by severity of delinquency – 30-59 days past due; 60-89 days past due; and 90 days and greater past due. The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it can be documented that it is well secured and in the process of collection. When a loan is placed on nonaccrual status, all unpaid interest credited to income in the current calendar year is reversed and all unpaid interest accrued in prior calendar years is charged against the allowance for loan losses. Interest payments received on nonaccrual loans are either applied against principal or reported as interest income according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following table presents an aging of loans receivable by loan portfolio segments as of December 31, 2013 and December 31, 2012, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing

December 31, 2013:
Commercial	$218	$17	$449	$684	$36,569	$37,253	$298
Commercial real estate:
Non-owner occupied	62	0	3,990	4,052	73,765	77,817	0
Owner occupied	996	15	540	1,551	66,849	68,400	156
1-4 family investment	139	92	458	689	25,512	26,201	458
Commercial land and land development	80	0	215	295	12,299	12,594	0
Residential real estate	1,627	593	1,334	3,554	77,568	81,122	193
Home equity lines of credit	163	0	448	611	16,920	17,531	40
Consumer	20	0	0	20	2,399	2,419	0

Total	$3,305	$717	$7,434	$11,456	$311,881	$323,337	$1,145

December 31, 2012:
Commercial	$58	$—	$—	$58	$23,365	$23,423	$—
Commercial real estate:
Non-owner occupied	—	—	386	386	66,308	66,694	—
Owner occupied	237	—	119	356	50,270	50,626	—
1-4 family investment	99	83	306	488	27,397	27,885	—
Commercial land and land development	16	—	—	16	12,607	12,623	—
Residential real estate	730	926	1,404	3,060	38,427	41,487	231
Home equity lines of credit	—	—	479	479	12,333	12,812	—
Consumer	58	1	—	59	2,239	2,298	—

Total	$1,198	$1,010	$2,694	$4,902	$232,946	$237,848	$231

Loan balances above include net deferred loan fees of $534,000 and $444,000 at December 31, 2013 and 2012, respectively.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower. Such loans approximated $7,013,000 and $3,863,000 at December 31, 2013 and December 31, 2012, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $241,000 for the twelve months ended December 31, 2013 and $236,000 for the twelve months ended December 31, 2012, respectively.

The following presents loans by loan portfolio segments that were on a nonaccrual status as of December 31, 2013 and December 31, 2012:

(In thousands)	December 31, 2013	December 31, 2012
Commercial	$324	$190
Commercial real estate:
Non-owner occupied	3,990	1,159
Owner occupied	674	399
1-4 family investment	168	389
Commercial land and land development	215	—
Residential real estate	1,167	1,173
Home equity lines of credit	475	553

Total	$7,013	$3,863

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank further identifies all loans in nonaccrual status and troubled debt restructured loans as impaired loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the measure of an impaired loan results in a realizable value that is less than the recorded investment in the loan, the difference is recorded as a specific valuation allowance against that loan and the Bank then makes the appropriate adjustment to the allowance for loan losses.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following presents impaired loans by loan portfolio segments as of December 31, 2013 and December 31, 2012:

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2013:
Loans with no related allowance recorded:
Commercial	$857	$857	$—	$870	$40
Commercial real estate:
Non-owner occupied	5,895	5,895	—	6,489	70
Owner occupied	1,172	1,172	—	1,571	34
1-4 family investment	1,076	1,076	—	1,097	33
Commercial land and land development	215	215	—	218	8
Residential real estate	1,816	1,816	—	2,016	37
Home equity lines of credit	772	772	—	790	11
Consumer	—	—	—	—	—

Loans with an allowance recorded:
Commercial	166	166	1	188	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
1-4 family investment	—	—	—	—	—
Commercial land and land development	—	—	—	—	—
Residential real estate	128	128	8	129	8
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	1,023	1,023	1	1,058	40
Commercial real estate:
Non-owner occupied	5,895	5,895	—	6,489	70
Owner occupied	1,172	1,172	—	1,571	34
1-4 family investment	1,076	1,076	—	1,097	33
Commercial land and land development	215	215	—	218	8
Residential real estate	1,944	1,944	8	2,145	45
Home equity lines of credit	772	772	—	790	11
Consumer	—	—	—	—	—

	$12,097	12,097	$9	$13,368	$241

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2012:
Loans with no related allowance recorded:
Commercial	$731	$731	—	$747	$34
Commercial real estate:
Non-owner occupied	3,082	3,082	—	3,441	61
Owner occupied	991	991	—	1,059	36
1-4 family investment	1,073	1,073	—	1,084	35
Commercial land and land development	—	—	—	—	—
Residential real estate	1,207	1,207	—	1,244	19
Home equity lines of credit	853	853	—	865	12
Consumer	3	3	—	6	—

Loans with an allowance recorded:
Commercial	177	177	2	191	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
1-4 family investment	343	343	148	350	9
Commercial land and land development	—	—	—	—	—
Residential real estate	518	518	216	541	11
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	908	908	2	938	34
Commercial real estate:
Non-owner occupied	3,082	3,082	—	3,441	61
Owner occupied	991	991	—	1,059	36
1-4 family investment	1,416	1,416	148	1,434	44
Commercial land and land development	—	—	—	—	—
Residential real estate	1,725	1,725	216	1,785	30
Home equity lines of credit	853	853	—	865	12
Consumer	3	3	—	6	—

	$8,978	$8,978	$366	$9,528	$217

The recorded investment in impaired loans increased by $3,119,000 at December 31, 2013 since December 31, 2012. This increase results from purchased impaired loans totaling $4,411,000 attributable to the Union consolidation and is largely related to one large commercial loan of $3,646,000, in addition to thirteen additional non-related commercial and mortgage loans aggregating $765,000. Each of the Union purchased impaired loans are carried at fair value based on the purchase method of accounting. Historical Riverview impaired loans decreased by $1,293,000 from December 31,2012 to December 31, 2013. This decrease is attributable mainly to significant principal repayment on two non-related commercial relationships, and charge off/transfer to other real estate of one residential loan and two non-related commercial relationships. Historical Riverview impaired loans were measured for impairment and additions were made to the allowance for loan losses based on the measurement and as deemed appropriate by management.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDR”). A loan is deemed to be a TDR when the Bank agrees to a modification in the terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. As of December 31, 2013 there were 22 restructured loans totaling $7,071,000 with 15 separate and unrelated borrowers who were experiencing financial difficulty. The modifications on these loans included reductions in interest rates, extension of maturity dates, lengthening of amortization schedules and provisions for interest only payments. There are no commitments to extend additional funds to any of these borrowers.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following table presents the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the twelve months ended December 31, 2013, as well as the number and recorded investment in these loans that subsequently defaulted. Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

December 31, 2013:
Troubled Debt Restructurings:
Commercial	—	$—	$—
Commercial real estate:
Non-owner occupied	—	—	—
Owner occupied	—	—	—
1-4 family investment	—	—	—
Commercial land and land development	—	—	—
Residential real estate	1	63	63
Home equity lines of credit	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	$—
Commercial real estate:	—	—
Non-owner occupied	—	—
Owner occupied	—	—
1-4 family investment	—	—
Commercial land and land development	—	—
Residential real estate	—	—
Home equity lines of credit	—	—
Consumer	—	—

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

December 31, 2012:
Troubled Debt Restructurings:
Commercial	1	$177	$177
Commercial real estate:
Non-owner occupied	—	—	—
Owner occupied	2	872	872
1-4 family investment	2	785	785
Commercial land and land development	—	—	—
Residential real estate	—	—	—
Home equity lines of credit	1	415	415
Consumer	—	—	—

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	$—
Commercial real estate:	—	—
Non-owner occupied	—	—
Owner occupied	—	—
1-4 family investment	—	—
Commercial land and land development	—	—
Residential real estate	—	—
Home equity lines of credit	1	415
Consumer	—	—

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Allowance for Loan Losses

The allowance for loan losses is composed of individual valuation allowances deemed necessary to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, and loan pool valuation allowances, allocated and unallocated, deemed necessary to absorb losses which are not specifically identified but are inherent in the portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. If the allowance for loan losses is not sufficient to cover actual loan losses, the Bank‘s earnings may be reduced.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing. Such a valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to policy, loan losses must be charged off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management in conjunction with outside sources are used to determine whether full collectability of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are performed quarterly on specific loans considered to be impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activity, but which, unlike individual allowances, have been allocated to unimpaired loans within the following eight portfolio segments: commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. Each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/ construction loans have sub-segments for loan participations bought, and for loans generated by the branches and commercial offices in Schuylkill and Berks counties, which are newer marketed areas adjacent to the Bank’s original geographic footprint. The loans in these sub-segments have risk characteristics that differ from the general segments and merit separate analysis in order to afford additional granularity and accuracy in management’s estimate for the allowance for loan losses. The Bank measures estimated credit losses on each of these groups of loans based on the historical loss rate of each group. The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters. Unimpaired criticized and classified loans are further segregated as “sub- pools” within each of these eight segments.

A separate, higher loss factor is ascribed to each of these “sub-pools” based on the relative risk in each segment as indicated by historical loss ratios, the level of criticized/classified assets, and the nature of each segment in terms of collateral and inherent risk of the loan type. Management believes that historical losses or even recent trends in losses do not form a sufficient basis to determine the appropriate level for the allowance. Management therefore also considers the following qualitative factors that are likely to cause estimated credit losses associated with each of the portfolio segments to differ from historical loss experience:

•	Changes in lending policies and procedures, including changes in underwriting standards;

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;

•	Changes in the quality of the Bank’s loan review system;

•	The existence and effect of any concentrations of credit, and the changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements in the level of estimated credit losses in the existing portfolio.

Each portfolio segment is examined quarterly with regard to the impact of each of these factors on the quality and risk profile of the pool, and adjustments ranging from zero to fifty basis points per factor are calculated. The sum of these qualitative factor adjustments are added to the historical loss ratio for each segment, and the resulting percentage is applied to the loan balance of the segment to arrive at the required loan pool valuation allowance. An unallocated valuation allowance estimate is also made generally in order to give effect to significant loan growth in 2013 resulting from entering into new markets in Schuylkill County in mid-2011 and in Berks County in mid-2012. These portfolios are unseasoned and have not yet developed any loss history. Growth is expected to continue in these portfolios, with focus being given to business, construction, and commercial real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

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

The loan pool valuation allowance for each segment along with the unallocated valuation allowance is totaled and added to the individual valuation allowance for impaired loans to arrive at the total allowance for loan losses.

These evaluations are inherently subjective because even though they are based on objective data, it is management’s interpretation of the data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio resulting in additions to the allowance for loan losses and a reduction in Bank earnings.

Loan Charge Offs

Charge offs of commercial and industrial loans and commercial real estate and construction loans are recorded promptly upon determination that all or a portion of any loan balance is uncollectible. A loan is considered uncollectible when the borrower is 90 days or more delinquent in principal or interest repayment and the following conditions exist:

•	It is unlikely that the borrower will have the ability to pay the debt in a timely manner.

•	Collateral value is insufficient to cover the outstanding indebtedness.

•	Guarantors do not provide adequate support.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

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

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the years ended December 31, 2013 and 2012 as follows:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of December 31, 2013:
Beginning balance	$545	$841	$774	$456	$143	$582	$72	$26	$297	$3,736
Charge-offs	—	—	222	167	—	314	65	4	—	772
Recoveries	30	—	26	1	—	—	—	2	—	59
Provision	(151)	34	253	83	1	299	96	6	19	640

Ending balance	$424	$875	$831	$373	$144	$567	$103	$30	$316	$3,663

Ending balance: individually evaluated for impairment	$1	$—	$—	$—	$—	$8	$—	$—	$—	$9

Ending balance: collectively evaluated for impairment	$423	$875	$831	$373	$144	$559	$103	$30	$316	$3,654

Loans as of December 31, 2013:
Ending balance	$37,253	$77,817	$68,400	$26,201	$12,594	$81,122	$17,531	$2,419		$323,337

Ending balance: individually evaluated for impairment	$1,023	$5,895	$1,172	$1,076	$215	$1,944	$772	$—		$12,097

Ending balance: collectively evaluated for impairment	$36,230	$71,922	$67,228	$25,125	$12,379	$79,178	$16,759	$2,419		$311,240

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of December 31, 2012:
Beginning balance	$693	$525	$593	$365	$147	$680	$63	$24	$333	$3,423
Charge-offs	268	186	353	52	—	31	—	30	—	920
Recoveries	91	—	—	—	—	2	—	—	—	93
Provision	29	502	534	143	(4)	(69)	9	32	(36)	1,140

Ending balance	$545	$841	$774	$456	$143	$582	$72	$26	$297	$3,736

Ending balance: individually evaluated for impairment	$2	$—	$—	$148	$—	$216	$—	$—	$—	$366

Ending balance: collectively evaluated for impairment	$543	$841	$774	$308	$143	$366	$72	$26	$297	$3,370

Loans as of December 31, 2012:
Ending balance	$23,423	$66,694	$50,626	$27,885	$12,623	$41,487	$12,812	$2,298		$237,848

Ending balance: individually evaluated for impairment	$908	$3,082	$991	$1,416	$—	$1,725	$853	$3		$8,978

Ending balance: collectively evaluated for impairment	$22,515	$63,612	$49,635	$26,469	$12,623	$39,762	$11,959	$2,295		$228,870

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

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

•	Quality of financial information

•	Reputation and credit history

•	Industry, including economic climate

In addition, the following factors may contribute to enhance the risk rating derived from the above factors:

Collateral: The rating may be affected by the type and quality of collateral, the level of coverage, the economic life of the collateral, liquidation value, and the Bank’s ability to dispose of the collateral.

Guarantors: Guarantees can differ substantially in enhancing the risk rating assigned to a loan or lending commitment. In order to provide enough support to impact the assigned rating by one or more levels, the guarantee must be unconditional and be from an individual or entity with substantial financial strength and a vested interest in the success of the borrower.

The Bank assigns risk ratings based on a scale from 1 to 8 with 1 being the highest quality rating and 8 being the lowest quality grade.

•	Levels 1-4 are “Pass” grades

•	Level 5 is “Special Mention” (criticized loan)

•	Level 6 is “Substandard” (classified loan)

•	Level 7 is “Doubtful” (classified loan)

•	Level 8 is “Loss” (classified loan)

Risk Rating Definitions

1 – Excellent

This category is reserved for loans that contain a virtual absence of any credit risk. The loan is secured by properly margined cash collateral (in accordance with loan policy). Loans that are unquestionably guaranteed by the U.S. government, or any agency thereof, would also fit this category.

2 – Good

Loans in this category would be characterized by nominal risk and strong repayment certainty. This would include loans to companies or individuals that are paying as agreed and that are either unsecured or secured where reliance is placed on non-liquid or less than good quality liquid collateral.

3 – Satisfactory

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

4 – Watch

Loans in this category would typically be experiencing some negative trends due to financial, operational, economic, or regulatory reasons. A deteriorating collateral position or guarantor, in isolation, could also justify this rating. Such loans must have elevated monitoring as a result of negative trends which, if not addressed, could result in an unacceptable increase in credit risk.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

5 – Special Mention

A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant an adverse classification. Loans for which economic or market conditions are beginning to adversely affect the borrower may be so rated. An adverse trend in the borrower’s operations or an imbalanced position in the balance sheet which has not reached a point where liquidation is jeopardized may be best handled by this rating. Loans in which actual weaknesses are evident and significant should be considered for more serious criticism. In cases where the credit is weak but trends are improving, and/or collateral support is within normal advance margins, consideration should be given for the next higher rating.

6 – Substandard

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

7 – Doubtful

A doubtful loan has all of the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending events that may work to strengthen the asset, its classification as a loss is deferred until its status can be better determined in light of pending events. Generally, pending events should be resolved within a relatively short period and the rating will be adjusted based on the new information. Because of high probability of loss, loans rated doubtful must be in non-accrual status.

8 – Loss

Loans classified loss are considered uncollectible and of such little value that their continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though a partial recovery may be effected in the future. When access to collateral, rather than the value of the collateral, is a problem, a less severe classification may be appropriate. However, the Bank will not maintain an asset on the balance sheet if realizing its value would require long-term litigation or other lengthy recovery efforts. Losses are recorded in the period the asset becomes uncollectible.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of December 31, 2013 and 2012:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total

December 31, 2013:
1 – Excellent	$682	$—	$—	$—	$—	$—	$—	$179	$861
2 – Good	4,652	208	2,184	59	195	—	30	—	7,328
3 – Satisfactory	29,519	71,375	59,884	18,928	11,670	76,298	16,145	2,240	286,059
4 – Watch	916	2,596	4,235	5,062	298	1,735	515	—	15,357
5 – Special Mention	376	2,616	904	1,187	216	127	366	—	5,792
6 – Substandard	1,108	1,022	1,193	965	215	2,962	475	—	7,940
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$37,253	$77,817	$68,400	$26,201	$12,594	$81,122	$17,531	$2,419	$323,337

December 31, 2012:
1 – Excellent	$161	$—	$—	$—	$—	$—	$—	$—	$161
2 – Good	3,768	239	2,392	68	212	—	59	—	6,738
3 – Satisfactory	16,980	61,779	43,353	17,062	11,290	39,313	11,061	2,295	203,133
4 – Watch	652	250	3,279	8,218	653	17	771	—	13,840
5 – Special Mention	954	3,779	590	1,349	468	164	368	—	7,672
6 – Substandard	908	647	1,012	1,188	—	1,993	553	3	6,304
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$23,423	$66,694	$50,626	$27,885	$12,623	$41,487	$12,812	$2,298	$237,848

The adequacy of the allowance is analyzed quarterly, with any adjustment to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio. Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2013, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the loan portfolio.

Purchased Loans

Purchased loans are initially recorded at their acquisition date fair values. The carryover of the allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for purchased loans are based on a cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, and prepayment risk.

As part of its acquisition due diligence process, the Bank reviewed the acquired institution’s loan grading system and the associated risk rating for loans. In performing this review, the Bank considers cash flows, debt service coverage, delinquency status, accrual status, and collateral for the loan. This process allowed the Bank to clearly identify the population of acquired loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that the Bank would be unable to collect all contractually required payments. All such loans identified by the Bank were considered to be within the scope of ASC 310-30, Loan and Debt Securities Acquired with Deteriorated Credit Quality and are identified as “Purchased Credit Impaired Loans”.

As part of the consolidation with Union, effective November 1, 2013, the Bank identified fourteen purchased credit impaired (“PCI”) loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Bank to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Bank then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan. The Bank’s evaluation of the amount of future cash flows that it expects to collect is based on a cash flow methodology that involves assumptions and judgments as to credit risk, collateral values, discount rates, payment speeds, and prepayment risk. Charge-offs of the principal amount on purchased loans are first applied to the non-accretable discount.

As a result of this accounting methodology, certain credit-related ratios of the Bank, including, for example, the growth rate in non-performing assets, may not necessarily be directly comparable with periods prior to the acquisition of the PCI loans.

For purchased loans that are not deemed impaired at acquisition, credit discounts representing principal losses expected over the life of the loans are a component of the initial fair value, and the discount is accreted to interest income over the life of the asset. Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance for loan losses.

The following is a summary of the loans purchased in the Union transaction as November 1, 2013, the date of consolidation:

Union	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

The unpaid principal balances and the related carrying amount of acquired loans as of December 31, 2013 are as follows:

December 31, 2013
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$7,010
Carrying Amount	4,411

Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	70,358
Carrying Amount	68,284

Total Purchased Loans
Outstanding balance	77,368
Carrying Amount	72,695

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

December 31, 2013
Balance – beginning of period	$—
Union acquisition	386
Accretion recognized during the period	(23)
Net reclassification from non-accretable to accretable	15

Balance – end of period	$378

Note 6 – Premises and Equipment

Premises and equipment consisted of the following at December 31:

	Estimated Useful Life	2013	2012
		(In thousands)
Land	—	$1,410	$741
Bank premises	7 – 50 years	8,876	4,618
Leasehold improvements	10 – 30 years	131	2,531
Furnishings and equipment	3 – 10 years	3,898	2,602
Construction in progress	—	93	10

		14,408	10,502
Accumulated depreciation		(6,056)	(3,340)

		$8,352	$7,162

Operating and Capital Leases

The Bank entered into a fifteen year operating lease agreement in 2003 for the land on which the Duncannon office is located. In 2005, the Bank entered into an agreement to lease an office on Good Hope Road in Hampden Township, Cumberland County, on which lease payments began in 2006 and extend through 2017. As part of the consolidation effective December 31, 2008, the Bank assumed the lease of the then Halifax National Bank’s branch in Elizabethville, Dauphin County, which began in 2008 and expires in 2018. During the latter part of 2010, the Bank entered into an agreement to lease the land occupied by the office located on East Wiconisco Avenue, Tower City, and Schuylkill County, on which lease payments began 2010 and extend through 2035. The Bank entered into an agreement during July 2011 to lease a branch office in Cressona, Schuylkill County, in which lease payments commenced August 2011 and extend through July 2016. During September 2011, the Bank entered into agreements to lease a commercial office in Pottsville and a branch office in Orwigsburg, Schuylkill County, in which lease payments commenced January 2012 through December 2016. Effective July 31, 2012, the Bank entered into an agreement to lease a commercial condominium unit in Wyomissing, Berks County, with lease payments commencing August 1, 2012 through July 31, 2013 and renewed on a month-to-month basis thereafter. On December 27, 2012, the Bank acquired a wealth management company and assumed the lease of its commercial office located in Orwigsburg, Schuylkill County in which lease payments of the original lease commenced May 1, 2012 and extend through April 30, 2015. The Bank is responsible for taxes, utilities and other expenses related to the properties. All of the lease agreements contain renewal options. Total expense for operating leases in 2013 and 2012 was $294,000 and $303,000, respectively.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

At December 31, 2013, future minimum lease payments under non-cancelable lease arrangements are as follows (in thousands):

Years ending December 31,
2014	$279
2015	267
2016	247
2017	83
2018	58
Thereafter	549

Effective October 11, 2012, Union entered into an installment lease purchase agreement relating to a branch office that was being built at 100 Hollywood Boulevard, Pottsville, Schuylkill County, Pennsylvania 17901. This capital lease was assumed by the Bank as part of the consolidation. Once the construction on this property was completed, the lease term commenced January 2014 in accordance with the commencement notice. The term of the lease is fifteen years commencing the date that construction is completed with the option to continue the lease for five year terms. The Bank has the exclusive right and option to purchase the premises at the end of the fifth year of the lease. Total future estimated expense related to this capital lease over the fifteen year term of the lease is $1,851,861 if the Bank continues to lease the premises. If the Bank exercises its option to purchase the premises at the end of the fifth year, the expense is estimated to be $1,411,315.

Note 7 – Goodwill and Intangible Assets

Goodwill and intangible assets were $3,968,000 at December 31, 2013 and $2,844,000 at December 31, 2012. The carrying amount of goodwill was $2,297,000 at December 31, 2013 and 2012. The intangible assets increased to $1,670,000 at December 31, 2013 from $547,000 at December 31, 2012. The $1,123,000 increase in intangibles is mostly attributable to recording an additional core deposit intangible as a result of the consolidation with Union, which in turn was offset by amortization expense of $141,000.

The gross carrying amount and accumulated amortization related to intangible assets at December 31, 2013 and 2012 are presented below:

	December 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core deposit intangibles – HNB	$173	$126	$173	$107
Core deposit intangibles – Union	1,264	32	—	—
Customer list intangible	463	84	463	—
Loan servicing rights	57	45	55	37

Total intangible assets	$1,957	$287	$691	$144

During 2013, a core deposit intangible in the amount of $1,264,000 was recorded as a result of the consolidation with Union. The amortization of this intangible is based on an accelerated basis over the 12 year estimated life of the core deposit base.

During 2012 a customer list intangible in the amount of $463,000 was recorded as a result of the acquisition of the wealth management company. The amortization of this intangible is based on the sum of the years’ method calculated over a ten year period.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Amortization expense for all other intangible assets totaled $141,000 and $27,000 for 2013 and 2012, respectively, and is reflected within the consolidated statements of income.

Riverview estimates the amortization expense for the core deposit and customer list intangibles as follows (in thousands):

Years ending December 31,
2014	$286
2015	259
2016	231
2017	194
2018	169
Thereafter	519

$1,658

Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the years ended December 31, 2013 and 2012.

Note 8 – Deposits

Deposits at December 31, 2013 and 2012 are summarized as follows:

(Dollars in thousands)	December 31,
	2013		2012
	Balance	Average Rate	Balance	Average Rate
Non-interest bearing demand	$50,181	0.00%	$24,526	0.00%
Interest-bearing demand	127,992	0.49%	97,576	0.95%
Savings	90,919	0.46%	48,342	0.34%
Time	113,253	1.42%	99,001	1.84%

Total deposits	$382,345		$269,445

Scheduled contractual maturities of time deposits at December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$56,654
2015	21,163
2016	9,652
2017	18,606
2018	6,763
Thereafter	415

$113,253

Time deposits of $100,000 or more at December 31, 2013 and 2012 approximated $39,850,000 and $39,340,000, respectively.

Interest expense on time deposits of $100,000 or more approximated $490,000 and $612,000 for the years ended December 31, 2013 and 2012, respectively.

The Bank accepts deposits from its executive officers, directors, their immediate families, and affiliated companies on the same terms as those for comparable transactions of unrelated customers. The amount of these deposits totaled $3,707,000 and $1,277,000 at December 31, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Note 9 – Borrowings

The Bank has an unsecured line of credit agreement with Atlantic Central Bankers Bank in the amount of $6,250,000 at December 31, 2013 and December 31, 2012. Interest accrues based on the daily federal funds rate. There were no amounts outstanding on this line of credit at December 31, 2013 or 2012.

The Bank has entered into agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”) which allow for borrowings up to a percentage of certain qualifying collateral assets. At December 31, 2013, the Bank had a maximum borrowing capacity of approximately $120,572,000 with the FHLB of Pittsburgh. The borrowing capacity is collateralized by security agreements in certain real estate loans valued at $175,143,000 recorded on the books of the Bank. Borrowings from the FHLB of Pittsburgh include long-term borrowing agreements which are subject to restrictions and penalties for early repayment under certain circumstances and borrowings under repurchase advance agreements.

A summary of short-term borrowings is as follows at December 31:

	2013	2012
	(Dollars in thousands)

FHLB Open Repo Plus	$—	$11,000

	$—	$11,000

Weighted average rate at end of year	—	0.25%
Maximum amount outstanding at any end of month	—	$11,821
Daily average amount outstanding	—	$6,202
Approximate weighted average interest rate for year	—	0.26%

FHLB of Pittsburgh borrowings under long-term arrangements are summarized as follows at December 31:

Maturity Date	Interest Rate		2013	2012
			(In thousands)
06/18/13	2.67%	Fixed rate	$—	$2,550
04/09/18	2.90%	Fixed rate until 4/9/2013 (1)	5,000	5,000

			$5,000	$7,550

(1)	Convertible select fixed rate to a floating rate of 3 month Libor plus 23 basis points resetting quarterly at the discretion of the FHLB.

Scheduled contractual maturities of FHLB borrowings are as follows at December 31, 2013 (in thousands):

Years Ending December 31,

2018	$5,000

$5,000

The Company has a secured closed-end line of credit with The Gratz Bank, Gratz, Pennsylvania for $2,000,000, which was increased from $1,500,000 on May 30, 2012. The outstanding amount borrowed under this line of credit was $2,000,000 at December 31, 2013 and 2012. The interest rate is fixed at 5.50% until July 30, 2015 and is floating thereafter at 1% above the base Wall Street Journal U.S. prime rate. Interest only payments are due monthly, followed by monthly principal and interest payments beginning August 30, 2015. The maturity date of this loan is July 30, 2025. The line is secured by 300,000 shares of the Bank’s common stock.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The Company has a $3,000,000 secured guidance line of credit with ACNB Bank that became effective January 11, 2013 with the terms as follows:

•	The term is a twelve month revolving draw period followed by a 48 month non-revolving draw period. The maximum term of the facility for draws is 60 months followed by a principal repayment term.

•	The interest rate is fixed at 3.99% until January 11, 2016. Thereafter, the interest rate will be adjusted every three years and indexed to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, as made available by the Federal Reserve, plus 3%, rounded up to the nearest 0.125%, with a floor of 4.50%.

•	Each advance under the loan will require monthly interest only payments until January 11, 2016. Thereafter, each advance shall require180 consecutive monthly principal and interest payments in an amount sufficient to fully amortize the advance over 15 years.

•	The guidance line of credit expires January 11, 2018.

•	The line of credit is secured by 875,000 shares of the Bank’s common stock.

As of December 31, 2013 the Company borrowed $3,000,000 on this credit line, but paid off the borrowing in full on January 11, 2014.

Note 10 – Employee Benefit Plans

Defined Contribution Plan

The Bank maintains a contributory 401(k) retirement plan for all eligible employees. Currently, the Bank’s policy is to match 100% of the employees’ voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation. Additionally, the Bank may make discretionary contributions to the plan after considering current profits and business conditions. The amount charged to expense in 2013 and 2012 totaled $332,000 and $258,000, respectively. Of these amounts, discretionary contributions approximated $204,000 and $168,000, respectively.

Director Emeritus Plan

Effective November 2, 2011, a Director Emeritus Agreement (the “Agreement”) was entered into by and between the Company, the Bank and the Directors. In order to promote orderly succession of the Company’s and Bank’s Board of Directors, the Agreement defines the benefits the Company is willing to provide upon the termination of service to those individuals who currently serve as Directors of the Company and Bank as of December 31, 2011, where the Company will pay the Director $15,000 per year for services performed as a Director Emeritus, which may be increased at the sole discretion of the Board of Directors. The benefit is paid over five years, in 12 monthly installments to a Director:

•	upon termination of service as a Director on or after the age of 65, provided the Director agrees to provide certain ongoing services for Riverview;

•	upon termination of service as a Director due to a disability prior to age 65;

•	upon a change of control;

•	upon the death of a Director after electing to be a Director Emeritus.

Expenses recorded under the terms of this agreement were $38,000 and $30,000 for the years ended December 31, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Deferred Compensation Agreements

The Bank maintains five Supplemental Executive Retirement Plan (“SERP”) agreements that provide specified benefits to certain key executives. The agreements were specifically designed to encourage key executives to remain as employees of the Bank. The agreements are unfunded, with benefits to be paid from the Bank’s general assets. After normal retirement, benefits are payable to the executive or his beneficiary in equal monthly installments for a period of 15 years for two of the executives and 20 years for three of the executives. There are provisions for death benefits should a participant die before his retirement date. These benefits are also subject to change of control and other provisions.

The Bank maintains a “Director Deferred Fee Agreement” (“DDFA”) which allows electing directors to defer payment of their directors’ fees until a future date. In addition the Bank maintains an “Executive Deferred Compensation Agreement” (“EDCA”) with two of its executives. This agreement, which was initiated in 2010, allows the executives of the Bank to defer payment of their base salary, bonus and performance based compensation until a future date. For both types of deferred fee agreements, the estimated present value of the future benefits is accrued over the effective dates of the agreements using an interest factor that is evaluated and approved by the compensation committee of the Board of Directors on an annual basis. The agreements are unfunded, with benefits to be paid from the Bank’s general assets.

The accrued benefit obligations for all the plans total $1,220,000 at December 31, 2013 and $673,000 at December 31, 2012 and are included in other liabilities. Expenses relating to these plans totaled $80,000 and $88,000 in the years ended December 31, 2013 and 2012, respectively.

Riverview made a lump sum payment of $178,000 on January 3, 2012 in accordance with the terms of the DDFA of a director who passed away in mid-2011. No such payment was made during 2013.

Stock Option Plan

In January 2009, the Bank implemented a nonqualified stock option plan. The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation of the common stock of Riverview Financial Corporation to secure, retain and motivate its directors, officers and key employees and to align such person’s interests with those of the Company’s shareholders. Originally, shares of Company’s common stock that may be issued or transferred under this plan could not exceed, in the aggregate, 170,000 shares at an exercise price of $10.60 per share. On January 4, 2012, the 2009 Stock Option Plan was amended and restated to increase the number of shares of common stock that may be issued under the Plan through grants of nonqualified stock options. The amendment increased the number of shares available under the Plan, in the aggregate, to 220,000 shares from 170,000 shares that were originally documented in the Plan. The vesting schedule for all options is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date. However, as of December 31, 2013, all of the 179,250 outstanding options were fully vested as a result of the Board of Director’s approval to accelerate the vesting period, which resulted in the company recording an additional expense of $117,000.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

A summary of the status of Riverview’s stock option plan as of December 31, 2013 is as follows:

Options	Shares	Weighted Average Exercise Price Per Share

Outstanding – January 1, 2013	179,250	$10.58
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding – December 31, 2013	179,250	$10.58

Options exercisable at year end	179,250
Weighted average fair value of options per share granted during the year	$10.58
Remaining contractual life	6 years

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no options granted during 2013.

2012 Option Grants January
Dividend yield	5.07%
Expected life	8.5 years
Expected volatility	69.22%
Risk-free interest rate	1.41%

Information pertaining to options outstanding at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$10.35 – $10.60	179,250	6 years	$10.58	179,250	$10.58	6 years

The was no intrinsic value associated with the 179,250 outstanding stock options at December 31, 2013 considering that the market value of the stock as of the close of business at year end was $9.65 per share as compared with the option exercise price of $10.35 for 15,000 options and an option exercise price of $10.60 for 164,250 options. No options were exercised during 2013 and 2012.

Defined Benefit Pension Plan

As a result of the consolidation, the Company took over Union’s noncontributory defined benefit pension plan, which substantially covered all Union employees. The plan benefits were based on average salary and years of service. Union elected to freeze all benefits earned under the plan effective January 1, 2007.

The Company accounts for the defined pension plan in accordance with FASB ASC Topic 715, Compensation – Retirement Plans. This guidance requires the Company to recognize the funded status (i.e. the difference between the fair value of the plan assets and the projected benefit obligation) of the benefit plan.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following table presents the plan’s funded status and the amounts recognized in the Company’s consolidated financial statements since the November 1st effective date of the consolidation. The measurement date for purposes of these valuations were December 31, 2013.

(In thousands)	Two Months Ended 12/31/2013
Obligations and funded status:
Change in benefit obligations:
Benefit obligation beginning November 1, 2013	$3,908
Interest cost	28
Actuarial cost	—
Change in actuarial assumption	7
Benefit payments	(20)

Benefit obligation at end of year	3,923

Change in plan assets:
Fair value of plan assets at November 1, 2013	3,642
Actual return on plan assets	52
Benefit paid	(20)

Fair value of plan assets at end of year	3,674

Funded status included in other liabilities	($249)

Amounts related to the plan that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows:

(In thousands)	2013

Net loss	$9

The amount of net actuarial gain or loss expected to be amortized in 2014 is zero. Net periodic pension expense included the following components for the years ended December 31:

(In thousands)	Two Months Ended 12/31/2013

Interest cost	$28
Expected return on plan assets	(32)

Net periodic pension expense	($4)

The accumulated benefit obligation was $3,923,000 at December 31, 2013.

The following is a summary of actuarial assumptions used for the Company’s pension plan:

2013
Discount rate	4.60%
Expected long-term rate of return on plan assets	6.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan’s assets. Analysis of the historic returns on these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2014	$227
2015	229
2016	226
2017	219
2018	215
2019 – 2023	1,136

Total	$2,252

The Company’s pension plan asset allocations, by asset category, are as follows:

2013

Cash and cash equivalents	0.54%
Equity	75.95%
Fixed income	23.51%

Total	100.00%

The fair value of the Company’s pension plan assets at December 31, 2013 by asset category are as follows:

	2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$20	$20	$—	$—
Mutual funds:
One year fixed income fund	864	864	—	—
Short-term investment grade fund	1,079	1,079	—	—
GNMA fund	215	215	—	—
Index 500 fund	314	314	—	—
Value index fund	366	366	—	—
Mid cap value index fund	157	157	—	—
U.S. targeted fund	210	210	—	—
Emerging markets core equity fund	114	114	—	—
Real estate securities fund	44	44	—	—
International value fund	269	269	—	—
International real estate fund	22	22	—	—

Total assets	$3,674	$3,674	$—	$—

The valuation used is based on quoted market prices provided by an independent third party.

The Company does not expect to contribute to the plan in 2014.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Note 11 – Taxes

Income tax expense (benefit) and the related effective income tax rates are comprised of the following items for the years ended December 31:

(Dollars in thousands)	2013		2012
Tax at statutory rates	$412	34%	$674	34%
Tax-exempt interest income	(273)	(23%)	(273)	(14%)
Life insurance income	(75)	(6%)	(92)	(5%)
Interest disallowance	11	1%	17	1%
Low income housing credit	(123)	(10%)
Bargain purchase gain	(214)	(18%)
Other	12	1%	(8)	—

Federal Income Taxes	($250)	(21%)	$318	16%

Deferred income taxes result from income and expense items which are recognized for financial statement purposes in different reporting periods than for federal income tax purposes. The current and deferred portions of applicable income taxes (benefits) for the years ended December 31 are as follows:

(In thousands)	2013	2012
Current tax	$517	$424
Deferred tax benefit	(767)	(106)

Applicable Federal Income Tax (Benefit)	($250)	$318

The Company records deferred taxes, at the 34% tax rate, on cumulative temporary differences. Components of deferred tax assets and liabilities, included in other assets on the consolidated balance sheet, are as follows at December 31:

(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$759	$1,090
Non-accrual loan interest	185	139
Deferred compensation	506	267
Purchase accounting adjustments	787	72
Alternative minimum tax credit carryforwards	455	—
OREO valuation	149
Acquisition costs Union	288	—
Unfunded pension liability	89	—
Low income housing credit carryforwards	897	—
Net operating loss carryforwards	641	—
Unrealized loss on investment securities	280	—
Valuation allowance on the fair value of investment securities acquired	123	—
Other	46	40

	5,205	1,608
Deferred tax liabilities:
Accumulated depreciation	(570)	(324)
Unrealized gain on investment securities	—	(325)
Other	—	(8)

	(570)	(657)

Net Deferred Tax Asset	$4,635	$951

The Company has not recorded a valuation allowance for the deferred tax assets as management believes it is more likely than not that they will be ultimately realized.

The Company recorded a $117,000 net gain from the sale of available-for-sale securities during 2013, which was taxed at 34%, or $40,000. This is in comparison with a $770,000 net gain from the sale of available-for-sale securities during 2012, which was taxed at 34%, or $262,000. The low income housing credits (“LIHC”) and net operating losses (“NOL”) can both be carried forward for 20 years. The LIHC credits have accumulated for 2006-2013 and will not expire until 2026-2033. The NOL has accumulated for 2010 – 2013 and will not expire until 2030-2033.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Uncertain Tax Positions

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for certain tax positions, the Company has evaluated its tax position as of December 31, 2013. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax position exists, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2013, the Company had no material unrecognized tax benefits or accrued interest and penalties. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the Consolidated Statements of Income. At December 31, 2013 and 2012, there was no liability for unrecognized tax benefits. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania.

The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2010.

Note 12 – Financial Instruments with Off Balance Sheet Risk

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, typically residential mortgage loans and commercial loans and, to a lesser extent, standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

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

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extensions of credit, is based on management’s credit evaluation of the customer. Collateral requirements vary but may include investments, property, plant and equipment, and income-producing commercial properties. For loans secured by real estate, the Bank generally requires loan to value ratios of no greater than 80%. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The current amount of the liability as of December 31, 2013 for guarantees under standby letters of credit is not material.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows at December 31:

	Contract or Notional Amount
	2013	2012
	(In thousands)
Commitments to grant loans	$17,060	$13,262
Unfunded commitments of existing loans	26,785	21,396
Standby and performance letters of credit	2,995	1,749

	$46,840	$36,407

Note 13 – Concentrations of Credit Risk

Substantially all of the Company’s business activity, including loans and loan commitments, is with customers located within its trade area within the counties of Berks, Cumberland, Dauphin, Northumberland, Perry and Schuylkill, Pennsylvania. A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.

The following table presents loan concentrations as of December 31, 2013 and December 31, 2012.

(Dollars in thousands)	December 31, 2013	December 31, 2012
Loans to Lessors of:
Residential buildings and dwellings	$45,815	$44,954
Nonresidential buildings	35,946	37,572

Such loans were not made to any one particular borrower or industry. However, the quality of these loans could be affected by the region’s economy and overall real estate market. Although delinquency and non-performing loans have increased nominally during the year in these portfolios, the performance and loss ratio of these portfolios continues to be acceptable.

Note 14 – Regulatory Matters and Shareholders’ Equity

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required if the total of all dividends declared by a state-chartered bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At December 31, 2013, $1,499,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined). Management believes that as of December 31, 2013, the Bank meets all the capital adequacy requirements to which it is subject.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

As of December 31, 2013, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since year end that management believes have changed the Bank’s category.

The Federal Reserve Board approved a final rule in 2006 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. Based on the ruling, the Company meets the eligibility criteria of a small BHC and is exempt from regulatory requirements administered by the federal banking agencies.

The Bank’s actual capital ratios, at December 31, 2013 and 2012 and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are summarized below.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)	$35,504	11.5%	≥$	24,688	≥8.0%	≥$	30,860	≥10.0%
Tier 1 capital (to risk-weighted assets)	31,835	10.3		≥12,344	≥4.0		≥18,516	≥6.0
Tier 1 capital (to average total assets)	31,835	8.2		≥15,494	>4.0		≥19,368	≥5.0

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2012:
Total risk-based capital (to risk-weighted assets)	$28,064	12.1%	≥$	18,537	≥8.0%	≥$	23,171	≥10.0%
Tier 1 capital (to risk-weighted assets)	25,157	10.9		≥9,268	≥4.0		≥13,903	≥6.0
Tier 1 capital (to average total assets)	25,157	8.1		>12,403	>4.0		≥15,503	≥5.0

Note 15 – Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The Fair Value Measurements standard establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this standard are as follows:

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. At December 31, 2013 and 2012 the Company had no liabilities subject to fair value reporting requirements.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2013:
U.S. Government agency securities	$1,356	$—	$1,356	$—
State and municipal	37,043	—	37,043	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:		—		—
Mortgage-backed securities	13,141	—	13,141	—
Collateralized mortgage obligations (CMOs)	3,330	—	3,330	—
Corporate debt obligations	1,851	—	1,851	—
Equity securities, financial services	525	—	525	—

Securities available-for-sale	$57,246	$—	$57,246	$—

December 31, 2012:
U.S. Government agencies	$3,506	$—	$3,506	$—
State and municipal	22,853	—	22,853	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	13,006	—	13,006	—
Collateralized mortgage obligations CMOs	5,736	—	5,736	—

Securities available-for-sale	$45,101	$—	$45,101	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. Adjustments to the fair value of these assets usually results from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans typically consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value of real estate acquired through foreclosure at an estimated fair value less cost to sell. At or near the time of foreclosure, real estate appraisals are obtained on the properties acquired through foreclosure. The real estate is then valued at the lesser of the appraised value or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property. Appraised values are typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the acquired property is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered a Level 3. The estimate of costs to sell the property is based on historical transactions of similar holdings.

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral. The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Riverview using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at the lower of cost or fair value of the underlying collateral less estimated costs to sell on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $12,097,000 at December 31, 2013, out of which $294,000 required a valuation allowance of $9,000. This compares with impaired loans of $8,978,000 at December 31, 2012, out of which $1,038,000 required a valuation allowance of $366,000.

Goodwill

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. The Company did not incur goodwill impairment during the years ended December 31, 2013 or 2012.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

A summary of assets at December 31, 2013 and 2012 measured at estimated fair value on a nonrecurring basis is as follows:

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
		(In thousands)
December 31, 2013:
Loans held for sale	$—	$245	$—	$245	$—
Other real estate owned	—	1,021	106	1,127	(580)
Impaired loans, net of related allowance	—	285	—	285	—

Total	$—	$1,551	$106	$1,657	($580)

	Level 1	Level 2	Level 3	Total	Total Gains/Losses
	(In thousands)
December 31, 2012
Loans held for sale	$—	$830	$—	$830	$—
Other real estate owned	—	1,909	—	1,909	(122)
Impaired loans, net of related allowance	—	501	171	672	—

Total	$—	$3,240	$171	$3,411	($122)

The following table presents additional quantitative information about assets measures at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value (in thousands):

December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Other real estate	$106	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0-(20)%

December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$171	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0-(20)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral. When an appraisal is older than two years, the asset is categorized as a Level 3.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2013 and 2012.

Cash and cash equivalents (carried at cost):

The carrying reported in the balance sheet for cash, due from banks, federal funds sold and interest-bearing deposits approximate those assets’ fair values.

Interest-bearing time deposits with banks (carried at cost):

Fair values for fixed-rate time certificates of deposit are carried at cost. The Company generally purchases amounts below the insured limit, thus limiting the amount of credit risk on these time deposits.

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Securities (carried at fair value):

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

Loans (carried at cost)

The fair values of loans are estimated using discounted cash flow analysis, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturities or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

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

Off-balance sheet financial instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 are presented as follows:

		Fair Value Measurements at December 31, 2013 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$24,062	$24,062	$24,062	$—	$—
Interest-bearing time deposits	1,244	1,244	1,244	—	—
Investment securities	57,246	57,246	—	57,246	—
Mortgage loans held for sale	245	245	—	245	—
Loans, net	319,674	322,452	—	—	322,452
Accrued interest receivable	1,380	1,380	1,380	—	—
Restricted investments in bank stocks	1,030	1,030	—	—	1,030

Financial liabilities:
Deposits	382,345	368,560	—	368,560	—
Long-term borrowings	10,000	10,340	—	10,340	—
Accrued interest payable	197	197	197	—	—

Off balance sheet financial instruments	—	—		—	—

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

		Fair Value Measurements at December 31, 2012 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$15,952	$15,952	$15,952	$—	$—
Interest-bearing time deposits	250	250	250	—	—
Investment securities	45,101	45,101	—	45,101	—
Mortgage loans held for sale	830	830	—	830	—
Loans, net	234,112	237,376	—	—	237,376
Accrued interest receivable	1,014	1,014	1,014	—	—
Restricted investments in bank stocks	1,429	1,429	—	—	1,429

Financial liabilities:
Deposits	269,445	272,079	—	272,079	—
Short-term borrowings	11,000	10,998	—	10,998	—
Long-term borrowings	9,550	10,138	—	10,138	—
Accrued interest payable	177	177	177	—	—

Off balance sheet financial instruments	—	—	—	—	—

Note 16 – Commitments and Contingencies

The Company may be subject to numerous claims and lawsuits which arise primarily in the normal course of business. At December 31, 2013, there were no such claims or lawsuits which, in the opinion of management, would have a materially adverse effect on the financial position or results of operations of the Company.

Note 17 – Riverview Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

	December 31,
	2013	2012
	(In thousands)

Assets
Cash and cash equivalents	$3,202	$43
Investment in bank subsidiary	37,959	28,617
Real estate, net	73	73
Other assets	3	5

	$41,237	$28,738

Liabilities and Shareholders’ Equity
Long-term borrowings	$5,000	$2,001
Other liabilities	9	—

Total Liabilities	5,009	2,001

Shareholders’ equity	36,228	26,737

	$41,237	$28,738

Notes to Consolidated Financial Statements (continued)

December 31, 2013 and 2012

Statements of Income

	Years Ended December 31,
	2013	2012
	(In thousands)
Income, dividends from bank subsidiary	$1,228	$1,020
Interest expense	119	83

Income Before Equity in Undistributed (Distributions in Excess of) Net Income of Subsidiary	1,109	937

Undistributed net income of subsidiary	354	726

Net Income	$1,463	$1,663

Total Comprehensive Income	$296	$1,289

Statements of Cash Flows

	Years Ended December 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,463	$1,663
Adjustments to reconcile net income to net cash provided by operating activities:
Option expense	160	44
Loan origination fee	—	(5)
Undistributed net income of subsidiary	(354)	(726)
Decrease in accrued interest receivable and other assets	2
Increase in accrued interest payable and other liabilities	7

Net Cash Provided by Operating Activities	1,278	976

Cash Flows from Investing Activities
Capitalization of subsidiary	—	(500)

Net Cash Used in Investing Activities	—	(500)

Cash Flows from Financing Activities
Proceeds from long-term debt	2,999	500
Dividends paid	(1,118)	(936)
Purchase of treasury stock	—	(65)

Net Cash Provided by (Used in) Financing Activities	1,881	(501)

Increase (Decrease) in Cash and Cash Equivalents	3,159	(25)
Cash and Cash Equivalents – Beginning	43	68

Cash and Cash Equivalents – Ending	$3,202	$43

Note 18 – Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In preparing these consolidated financial statements, Riverview evaluated the events and transactions that occurred from the date of the financial statements through March 31, 2014, the date these consolidated financial statements were issued, and has not identified any event that requires recognition or disclosure in the consolidated financial statements, except for the fact that the Corporation filed a Form 15 – Certification and Notice of Termination of Registration (Registration No. 333-188193) on January 3, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of December 31, 2013, are effective in timely alerting them to material information relating to the Company that is required to be in the Company’s periodic filings under the Exchange Act.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about Directors

The Board of Directors has nominated the four (4) persons below for election as Class 1 directors to serve for a three-year term and until their successors are elected and duly qualified. In the event that any of the nominees are unable to accept nomination or election, proxy holders will vote proxies given pursuant to this solicitation in favor of other persons recommended by the Board of Directors. The Board of Directors has no reason to believe that any of its nominees will be unable to serve as a director if elected. Information regarding each nominee’s business experience and background is provided as follows:

Nominees for Class 1 Directors

For a Term of Three Years

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries
Nominees:
James G. Ford, II, 66	2006 (1)(2)	Mr. Ford is President of the J. LeRue Hess Agency, Inc. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Ford’s qualifications to sit on our Board of Directors include his extensive sales and marketing experience in the insurance industry as well as his leadership as president of a company.
Robert M. Garst, 55	2008 (1)(2)	Mr. Garst is Chief Executive Officer of Riverview Financial Corporation and Riverview Bank. Prior to that Mr. Garst was Executive Vice President of First Perry Bancorp, Inc. and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was Executive Vice President and Chief Lending Officer of Pennsylvania State Bank. We believe Mr. Garst’s qualifications to sit on our Board of Directors include his vast banking knowledge and experience, his executive leadership skills and his expertise in organizing and developing corporate strategies.

Howard R. Greenawalt, 61	2012 (2)	Mr. Greenawalt was appointed effective March 6, 2012 as a director of the Corporation and its subsidiary, Riverview Bank, to complete the three year term ending 2014 of former director, Dr. Roland R. Alexander, who passed away in August 2011. Mr. Greenawalt is a certified public accountant and a former owner and officer of Greenawalt & Company, P.C., a public accounting firm located in Mechanicsburg, Pennsylvania. He retired as an owner of the firm on January 1, 2012, but continues as an employee of the firm. We believe Mr. Greenawalt’s qualifications to sit on our Board of Directors include his extensive accounting and tax background and his familiarity with the Corporation and its wholly-owned bank subsidiary considering he prepared the corporate tax returns for both entities prior to his retirement from his accounting firm.

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

William C. Yaag, 62	2012 (3)	Mr. Yaag is a partner, treasurer and general manager of Dan-Ed Corporation, which does business as Guers Dairy in Pottsville, Pennsylvania. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 2012. We believe Mr. Yaag’s qualifications to sit on our Board of Directors include his leadership skills and experience in managing a local company and his knowledge of local communities served by the Bank.

Information regarding the Corporation’s continuing directors is provided as follows:

Class 2 Directors to serve until 2015

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Daniel R. Blaschak, 55	1994 (3)	Mr. Blaschak is a director of Blaschak Coal Corporation and a director and treasurer of Penn Equipment Corporation and Fisher Mining Company. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 1994. We believe Mr. Blaschak’s qualifications to sit on our Board of Directors include his leadership skills, his knowledge of local communities served by the Bank, and his 20 years of experience as a bank board member.

Joseph D. Kerwin, 50	2005 (1)(2)	Mr. Kerwin is a practicing attorney with over 25 years of experience and is a partner with the law firm of Kerwin & Kerwin located in Elizabethville, Pennsylvania. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2005. We believe Mr. Kerwin’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and his knowledge of the communities served by the Bank.

John M. Schrantz, 63	1994 (1)(2)	Mr. Schrantz is President of the Rohrer Companies, Inc. (Rohrer Bus Service). He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1994. Mr. Schrantz has been the Vice-Chairman of the Board of Riverview and the Bank since their inception in December 2008. We believe Mr. Schrantz’s qualifications to sit on our Board of Directors include his financial expertise and leadership skills as president of a local company.

David A. Troutman, 57	2002 (1)(2)	Mr. Troutman is President and owner of A.W. Troutman DBA/ Troutman’s Chevrolet – Buick – GMC, an automobile dealership in Millersburg, PA; owner of W.C. Troutman Company, a finance company in Millersburg, PA; and owner of Lykens Valley Golf Course in Millersburg, PA. He formerly served as a director of Halifax National Bank since 2002. We believe Mr. Troutman’s qualifications to sit on our Board of Directors include his business expertise and leadership skills as president and owner of a local company and his knowledge of the communities served by the Bank.

Class 3 Directors to serve until 2016

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Felix E. Bartush, Jr., 68	1998 (3)	Mr. Bartush is the President of Bartush Signs, Inc. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 1998. We believe Mr. Bartush’s qualifications to sit on our Board of Directors include his extensive sales and marketing experience, his leadership abilities as president of a company and his knowledge of local communities served by the Bank.

Albert J. Evans, 46	2007 (3)	Mr. Evans is practicing attorney for more than 20 years and is a Vice President of the law firm of Fanelli, Evans & Patel, P.C. located in Pottsville, Pennsylvania. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 2007. We believe Mr. Evans’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and his knowledge of local communities served by the Bank.

Arthur M. Feld, 71	1998 (1)(2)	Mr. Feld is an Attorney-at-Law. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1998. We believe Mr. Feld’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and 16 years of experience as a board member.

Kirk D. Fox, 47	2007 (1)(2)	Mr. Fox is President of Riverview Financial Corporation and Riverview Bank. Mr. Fox was an Executive Vice President of HNB Bancorp, Inc. and Chief Lending Officer of Halifax National Bank from August 2004 to December 31, 2008. Prior to that Mr. Fox was Vice President and Commercial Loan Officer for Community Bank, where he worked since 1988. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. We believe Mr. Fox’s qualifications to sit on our Board of Directors include his vast banking knowledge and his experience, leadership skills and familiarity with the communities served by the Bank.

R. Keith Hite, 66	2006 (1)(2)	Mr. Hite is a senior consultant with Novak Strategic Advisors, a Harrisburg, Pennsylvania based public affairs agency. He retired three years ago, after 30 years as Executive Director of the Pennsylvania State Association of Township Supervisors. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Hite’s qualifications to sit on our Board of Directors include his executive leadership skills in managing a state association and his extensive knowledge of local markets served by the Bank.

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

David W. Hoover, 53	2007 (1)(2)	Mr. Hoover is the owner and President of Hoover Financial Services, Inc., which is an accounting/tax preparation/business consulting firm located in Halifax, Pennsylvania for nearly 15 years. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. Mr. Hoover has been the Chairman of the Board of Riverview Financial Corporation and Riverview Bank since their inception December 2008. We believe Mr. Hoover’s qualifications to sit on our Board of Directors include his leadership skills, financial expertise and his knowledge of the communities served by the Bank.

(1)	Includes service as a director of First Perry Bancorp, Inc. and its subsidiary, The First National Bank of Marysville and HNB Bancorp, Inc. and its subsidiary, Halifax National Bank.
(2)	Includes service as a director of Riverview Financial Corporation and its subsidiary, Riverview Bank.
(3)	Although the individual became a director of the Corporation effective November 1, 2013 as a result of the consolidation with Union Bancorp, Inc., the year presented includes service as a director of Union Bancorp, Inc. and its subsidiary, Union Bank and Trust Company.

Executive Officers

The following table provides information, as of December 31, 2013, about the Corporation’s executive officers.

Name	Age	Principal Occupation For the Past Five Years and Position Held with Riverview Financial Corporation and Subsidiaries

Robert M. Garst	55	Mr. Garst is the Chief Executive Officer of Riverview Financial Corporation and Riverview Bank. Mr. Garst was the Executive Vice President of First Perry Bancorp, Inc. and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was an Executive Vice President and Chief Lending Officer of Pennsylvania State Bank.

Kirk D. Fox	47	Mr. Fox is the President of Riverview Financial Corporation and Riverview Bank. Mr. Fox was an Executive Vice President of HNB Bancorp, Inc. and an Executive Vice President and Chief Lending Officer of Halifax National Bank from August 2004 until December 31, 2008. Prior to that, Mr. Fox was a Vice President and Commercial Loan Officer for Community Bank, where he worked from 1988 to 2004. He has served as director of Halifax National Bank since 2007.

Brett D. Fulk	45	Mr. Fulk is the Chief Operations Officer of Riverview Financial Corporation and Riverview Bank since he joined the corporation and bank in July 2011. From November 2007 to June 2011, Mr. Fulk served as a Managing Director of Commercial Services, Pennsylvania division, Regional Executive, and Region President for Susquehanna Bank. From 1990 to 2007, Mr. Fulk served in the capacity of Region President in both the Northcentral PA and York Regions for CommunityBanks (which was acquired by Susquehanna Bank).

The Board of Directors of the Corporation has a separate Audit Committee comprised of independent directors. The members of the Audit Committee are R. Keith Hite, Chairman, Daniel R. Blaschak, Arthur M. Feld and Joseph D. Kerwin. While the Audit Committee is of the opinion that none of the individual committee members alone qualify as a “financial expert”, the committee further believes that the aggregate experience of the committee members as a whole provide the skills and understanding that meet and satisfy the qualifications for a “financial expert”.

The Corporation adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and the Bank. The Code of Ethics defines the standards of honesty, integrity, impartiality and conduct that are essential to ensure the proper performance of the Company’s business and to ensure the public trust. A copy of the full text of the Code of Ethics may be obtained by contacting Kandi Lopp, Secretary, Riverview Financial Corporation, 3rd and Market Streets, Halifax, Pennsylvania 17032.

ITEM 11.	EXECUTIVE COMPENSATION.

Directors’ Compensation

The following table summarizes the total compensation paid to independent directors during the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash (1) ($)	Bonus ($)	Option Awards (2) ($)	Total ($)
Felix E. Bartush, Jr.	$3,334	$—	$—	$3,334
Daniel R. Blaschak	3,334	—	—	3,334
Albert J. Evans	3,334	—	—	3,334
Arthur M. Feld	22,000	—	—	22,000
James G. Ford, II	20,000	—	—	20,000
Howard R. Greenawalt	20,000	—	—	20,000
R. Keith Hite	22,000	—	—	22,000
David W. Hoover	23,000	5,000	—	28,000
Joseph D. Kerwin	20,000	—	—	20,000
John M. Schrantz	23,000	5,000	—	28,000
David A. Troutman	21,000	—	—	21,000
William C. Yaag	3,334	—	—	3,334

(1)	Retainer fee for services as a director.
(2)	No options were granted during 2013.

The Corporation maintains a “Director Deferred Fee Agreement” (DDFA) which allows electing directors to defer payment of their director fees until a future date. Under this agreement, the estimated present value of the future benefits is accrued over the effective dates of the agreement at an interest rate that is declared annually by the Board of Directors. Accordingly, the Board of Directors declared the interest rate to be 7.50% for 2013 for the Agreements with Directors Garst and Fox.

The Corporation and its subsidiary, Riverview Bank, entered into a Director Emeritus Agreement (the “Agreement”) with its directors, effective November 2, 2011. In order to promote the orderly succession of the Board of Directors, the Agreement defines the benefits the Bank is willing to provide upon the termination of service to those individuals who currently served as directors of the Corporation up to December 31, 2011, provided the director provides the services contemplated in the Agreement. Among various provisions, the material terms of the Agreement are as follows:

•	The Bank shall pay the director or the director’s beneficiary $15,000 per year, which may be increased at the sole discretion of the board of directors, for five years and paid in 12 equal monthly installments in the following circumstances:

•	Upon termination of service as a director on or after the age of 65, provided the director agrees to provide certain ongoing services for the Bank;

•	Upon termination of service as a director due to a disability prior to the age of 65;

•	Upon a change in control;

•	Upon the death of a director after electing to be a director emeritus.

•	The Bank shall not pay any benefits under the Agreement (1) to the extent limited by Section 280G of the Internal Revenue Code or which would be prohibited as a golden parachute payment, (2) the director is terminated for cause, as defined in the Agreement, (3) if the director is removed by the Bank’s regulator, (4) if the director engages in competition with the Bank after termination of service, or (5) if the director commits suicide within two years after the date of the Agreement.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation for Robert M. Garst, Riverview Financial Corporation’s Chief Executive Officer, Kirk D. Fox, Riverview Financial Corporation’s President, and Brett D. Fulk, Riverview Financial Corporation’s Chief Operations Officer for the prior two (2) years. These individuals are referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
Robert M. Garst, Chief Executive Officer	2013	$220,000	$100,000	$—	$58,524	(2)	$378,524
	2012	210,000	50,000	—	63,848	(3)	323,848

Kirk D. Fox, President	2013	220,000	100,000	—	53,404	(4)	373,404
	2012	210,000	50,000	—	56,533	(5)	316,533

Brett D. Fulk Chief Operations Officer	2013	210,000	100,000	—	35,555	(6)	345,555
	2012	200,000	50,000	43,000	26,352	(7)	319,352

(1)	The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the common stock option grants for the named executives was $4.30 per share for 2012.
(2)	Includes an automobile allowance for personal use of $3,972; 401(k) match of $10,200; life insurance premiums of $296; profit sharing of $12,518; country club membership of $12,538; vacation reimbursement of $4,000; and director fees of $15,000.
(3)	Includes an automobile allowance for personal use of $7,300; 401(k) match of $9,835; life insurance premiums of $359; profit sharing of $12,293; country club membership of $8,811; one-time payment of $10,250 in consideration of signing a non-competition agreement; and director fees of $15,000.
(4)	Includes an automobile allowance for personal use of $1,373; 401(k) match of $7,704; life insurance premiums of $296; profit sharing of $17,361; change of $8,580 in accrued pension value of supplemental retirement plan; country club membership of $3,090; and director fees of $15,000.
(5)	Includes an automobile allowance for personal use of $1,153; 401(k) match of $5,466; life insurance premiums of $359; profit sharing of $10,373; change of $7,752 in accrued pension value of supplemental retirement plan; country club membership of $6,180; one-time payment of $10,250 in consideration of signing a non-competition agreement; and director fees of $15,000.

(6)	Includes an automobile allowance for personal use of $4,092; 401(k) match of $10,200; life insurance premiums of $285; profit sharing of $12,241; private and country club membership of $2,533; and change of $6,204 in accrued pension value of supplemental retirement plan.
(7)	Includes an automobile allowance for personal use of $3,634; 401(k) match of $3,077; life insurance premiums of $345; profit sharing of $10,971; private and country club membership of $2,703; and change of $5,622 in accrued pension value of supplemental retirement plan.

Messrs. Garst, Fox and Fulk are parties to three-year term evergreen employment agreements. On every anniversary date of each agreement, the employment period is extended automatically for one additional year, unless notice of nonrenewal is given. The agreements provide that the executives may participate in those employee benefit plans for which they are eligible. Each also provides that if the executive is terminated without cause or if after a change in control there is a reduction in salaries or benefits, or a change in their reporting responsibilities, duties or titles, the following will occur:

•	Messrs. Garst and Fox will receive three times their annual compensation, as defined in the agreement, in 24 equal monthly installments beginning 30 days from their separation of service, and all non-cash benefits will continue for three years.

•	Mr. Fulk will receive three times his annual compensation, as defined in the agreement, in 24 equal monthly installments beginning 30 days from his separation of service and will receive a continuation of all non-cash benefits for one year.

If the payments are determined to be parachute payments subjecting the executive excise taxes, the executive will receive an additional cash payment in an amount such that the after-tax proceeds of such payment will be equal to the amount of the excise tax.

On January 24, 2012, the Employment Agreements of Messrs. Garst and Fox were amended and restated to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

On November 16, 2011, Messrs. Garst and Fox signed Noncompetition Agreements. The purpose for the noncompetition agreements was to define the restrictions placed on the executives during and after their employment with the Corporation and the Bank in terms of being engaged in certain activities which may be considered to be competitive with the goodwill and proprietary rights of Riverview and Riverview Bank. In consideration of the executives entering into this agreement, Riverview Bank:

•	paid the executives $10,250 upon its execution;

•	provides the executives with a membership at a country club during their employment; and

•	provides the executives with an additional $10,000 in supplemental term insurance during their employment.

Riverview maintains an “Executive Deferred Compensation” program in which one of Riverview’s executives participates, allowing the executive to defer payment of his base salary, bonus and performance based compensation until a future date. Under this agreement, the estimated present value of the future benefits is accrued over the effective dates of the agreement at an interest rate that is declared annually by the board of directors. Accordingly, the board of directors declared the interest rate to be 7.50% for 2013. The agreement is unfunded, with benefits to be paid from Riverview’s general assets.

Elements of Executive Compensation

The Corporation’s executive compensation and benefits package consists of direct compensation and corporate sponsored benefit plans, including base salary, bonuses, health and welfare benefits, profit sharing/401(k) plan, and stock option plans. Each component is designed to contribute to a total package that is competitive, performance-based, valued by the executives of the Corporation and to align their interests with those of the shareholders.

Base salary

A competitive base salary is necessary to attract and retain talented executives. The base salary for each named executive officer is determined based upon experience, expected personal performance, salary levels that are in place for comparable positions within the industry, and responsibilities assumed by the named executive officers. While an executive officer’s initial salary is determined by an assessment of competitive market levels, the major factor in determining base salary increases is individual performance. The Compensation Committee evaluates executive officer base salary levels on an annual basis. The Corporation usually grants annual increases to executives as well as increases needed to reflect changes in responsibilities and the market competitive environment.

In establishing base salaries for 2013, the Compensation Committee considered the Corporation’s financial performance in comparison with historical trends and peer group and market based industry data. In consideration of the difficult economic conditions prevailing in 2013 and the Corporation’s financial performance in spite of such conditions, and to maintain a competitive salary base for the executive officers, the Committee determined that an increase in base salary for 2013 was appropriate.

Bonuses

The annual bonus is tied to the Corporation’s performance and is not only granted to the named executive officers but was granted to the Board of Directors and all employees of the Corporation during 2013. This award is made at the discretion of the Board of Director if the Board is of the opinion that such an award is merited. The bonus is designed to align the employees’ interests with those of shareholders by linking the Corporation’s performance to such a cash award.

Profit Sharing/401(k) Plan

Executive officers participate in the Profit Sharing/401(k) Plan, which is offered to all full-time employees who have completed at least one year of service and are at least 18 years of age. This plan is a means for employees to contribute and save for their retirement, and it has a combined tax qualified savings feature and profit sharing feature for employees. The Corporation makes a contributory match to the plan for each participating employee of 4% of their respective compensation. The Corporation may also make a discretionary contribution annually to the plan based upon the corporation’s financial performance. This discretionary contribution is designed to award employees for contributing to the Corporation’s financial success. Contributions are expressed as a percentage of base salary and executive officers receive the same percentage of base salary as all other employees. During 2013, the percentage of the discretionary contribution made to all eligible 401(k) participants was approximately 5%.

Stock Option Plan

In January 2009, the Corporation adopted the 2009 Plan. The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Corporation by providing incentives through participation in the appreciation of the common stock of the Corporation to secure, retain and motivate the Corporation’s directors, officers and key employees and to align such person’s interests with those of Corporation’s shareholders.

Supplemental Executive Retirement Plan

In 2008, HNB Bancorp, a predecessor of the Corporation, implemented a supplemental executive retirement plan covering Kirk D. Fox, who at the time was an Executive Vice President of HNB Bancorp. The plan was assumed by the Corporation after the consolidation of HNB Bancorp with First Perry Bancorp, forming Riverview Financial Corporation. Under this plan, Mr. Fox will receive $44,000 per year for 15 years beginning upon his termination of employment after age 65. Upon his termination of employment, he shall become fully vested in the benefit, unless his termination is due to cause as defined by the agreement.

On January 6, 2012, a supplemental executive retirement plan was adopted by and between the Bank and Brett D. Fulk, Chief Operations Officer of the Bank and was effective January 1, 2012. Mr. Fulk will receive $20,000 per year for 20 years beginning upon his termination of employment after reaching normal retirement age, unless his termination is due to “cause” as defined by the agreement.

Perquisites

Riverview provides an allowance for automobile use to Messrs. Garst, Fox and Fulk. In addition, they are entitled to a membership at a country club during their employment. These provisions are viewed as a normal and reasonable benefit in a highly competitive financial service industry.

2009 Grants of Plan-Based Awards

In January 2009, the Corporation implemented a nonqualified stock option plan. Effective January 4, 2012, the Corporation increased the number of shares of the Corporation’s common stock that may be issued or transferred under this plan from 170,000 shares, in the aggregate, to 220,000 shares having a weighted average exercise price of $10.58 per share. In accordance with the 2009 Plan, the vesting schedule for these options is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date. However, on December 18, 2013, the Board of Directors approved accelerating the vesting of the 179,250 options that were granted and outstanding to date.

The following table presents equity incentive plan awards outstanding at December 31, 2013 for each named executive officer and information relating to those option awards that are unexercised and option awards that have not vested:

Outstanding Equity Awards at December 31, 2013

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Grant Date	Option exercise price ($/Share) (1)	Option Expiration Date
Robert M. Garst	25,000	—	1/21/2009	$10.60	1/21/2019
	2,000	—	9/16/2009	$10.60	9/16/2019
	750	—	12/07/2011	$10.60	12/07/2021
Kirk D. Fox	25,000	—	1/21/2009	$10.60	1/21/2019
	3,000	—	9/16/2009	$10.60	9/16/2019
Brett Fulk	11,000	—	12/07/2011	$10.60	12/07/2021
	10,000	—	1/4/2012	$10.35	1/4/2022

(1)	On December 7, 2011, the Board of Directors approved the reduction of the exercise price of the options granted in 2009 and 2011 from $13.00 per share to $10.60 per share, which was the fair market value of the stock at that date.

As of December 31, 2013, all of the executive options were fully vested or exercisable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee makes recommendations to the Board of Directors concerning the compensation of employees. The Compensation Committee is comprised of Joseph D. Kerwin, Chairman, David W. Hoover and John M. Schrantz., who are all considered to be independent (as independence is currently defined in the NASDAQ listing standards). In addition, Robert M. Garst, Chief Executive Officer, and Kirk D. Fox, President, are ex officio members of the Compensation Committee, but do not participate in their own review or vote on their own compensation increases. During 2013, there were no interlocking relationships between Riverview’s executives and compensation committee members, and executives and compensation committee members of other entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders

To the best of our knowledge, no person or entity owned of record or beneficially, on March 21, 2014, more than 5% of the outstanding Corporation’s common stock.

Beneficial Ownership of Executive Officers, Directors and Nominees

The following table shows, as of March 21, 2014, the amount and percentage of the Corporation’s common stock beneficially owned by each director, each nominee, each named executive officer and all directors, nominees and executive officers of the corporation as a group.

Unless otherwise indicated in a footnote appearing below the table, all shares reported in the following table are owned directly by the reporting person. The number of shares owned by the directors, nominees and executive officers is rounded to the nearest whole share.

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Directors and Nominees:
Felix E. Bartush, Jr.	37,532	1.32%
Daniel R. Blaschak	16,086	0.57%
Albert J. Evans	7,467	0.26%
Arthur M. Feld (2)	20,350	0.72%
James G. Ford, II (2)	15,675	0.55%
Kirk D. Fox (3)	30,527	1.08%
Robert M. Garst (4)	38,609	1.36%
Howard R. Greenawalt	3,000	0.11%
R. Keith Hite (2)	24,750	0.87%
David W. Hoover (2)	25,794	0.91%
Joseph D. Kerwin (2)	26,001	0.92%
John M. Schrantz (2)	19,437	0.69%
David A. Troutman (2)	25,555	0.90%
William C. Yaag	8,386	0.30%

Non-Director Executive Officers:
Brett D. Fulk (5)	21,000	0.74%

All directors and executive officers as a group (15 persons)	320,169	11.35%

(1)	Beneficial ownership of shares of the Corporation’s common stock is determined in accordance with Securities and Exchange Commission Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contact, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of the stock; or (ii) investment power, which includes the power to dispose or direct the disposition of the stock; or (iii) the right to acquire beneficial ownership within 60 days after March 21, 2014.
(2)	Total includes 5,750 fully vested options that may be exercised at any time.
(3)	Total includes 28,000 fully vested options that may be exercised at any time.
(4)	Total includes 27,750 fully vested options that may be exercised at any time.
(5)	Total includes 21,000 fully vested options that may be exercised at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table discloses the number of outstanding options granted by the Corporation to participants in all equity compensation plans, as well as the number of securities remaining available for future issuance under the plans as of December 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Plan not approved by shareholders	179,250	(1)	$10.58	40,750

Plan approved by shareholders	—		—	—

(1)	Effective January 4, 2012, the 2009 Plan was amended and restated to increase the number of common shares available under the Plan, in the aggregate, to 220,000 shares as compared with 170,000 shares.

The vesting schedule for all options issued under the 2009 Plan is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and expire ten years following the grant date. However, on December 18, 2013, the Board of Directors approved accelerating the vesting of the 179,250 options that were granted and outstanding. Additional information relating to the 2009 Plan can be found in Note 10 – Employee Benefit Plans incorporated in the Corporation’s annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Currently, our Board of Directors has fourteen members. The Corporation has chosen to follow the Nasdaq Stock Market standards for independence. Under those standards, the following twelve directors are considered independent: Messrs. Bartush, Blaschak, Evans, Feld, Ford, Greenawalt, Hite, Hoover, Kerwin, Schrantz, Troutman and Yaag. This constitutes more than a majority of our Board of Directors. Only independent directors serve on our Audit Committee, Compensation Committee and Governance and Nominating Committee.

In determining the directors’ independence, the Board of Directors considered the services provided, loan transactions between Riverview Bank and the directors, their respective family members and businesses with whom they are associated, as well as any contributions made to non-profit organizations with whom the directors are associated.

The following table includes a description of other categories or types of transactions, relationships or arrangements considered by the Board (in addition to those listed above and under the section entitled “Transactions with Directors and Executive Officers” below) in reaching its determination that the twelve directors are independent.

Name	Independent	Other Transactions/Relationships/Arrangements
Mr. Bartush	Yes	Signage
Mr. Blaschak	Yes	None
Mr. Evans	Yes	None
Mr. Feld	Yes	Legal services – loan closings and collection work
Mr. Ford	Yes	Insurance consulting
Mr. Greenawalt	Yes	Fixed asset recordkeeping and consulting
Mr. Hite	Yes	None
Mr. Hoover	Yes	Payroll processing services
Mr. Kerwin	Yes	Legal services – contracts
Mr. Schrantz	Yes	None
Mr. Troutman	Yes	None
Mr. Yaag	Yes	None

In each case, the Board determined that none of the transactions noted impair the independence of the director.

Some of the Corporation’s directors and executive officers and the companies with which they are associated were customers of, and had banking transactions with the Corporation’s subsidiary bank, Riverview Bank and its operating divisions, Marysville Bank and Halifax Bank, during 2013. All loans and loan commitments made to them and to their companies were made in the ordinary course of bank business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other customers of the Bank, and did not involve more than a normal risk of collectability or present other unfavorable features. The Corporation’s subsidiary bank anticipates that they will enter into similar transactions in the future.

The Board of Directors must approve all related party transactions that are significant. In turn, the director or officer in question is excused from the Board meeting at the time the decision is made.

Riverview did not pay any of the directors more than $120,000 for any services they rendered to the Corporation or Riverview Bank during 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Upon recommendation of the Corporation’s Audit Committee, Smith Elliott Kearns & Company, LLC has been selected by the Board of Directors as the independent auditors for 2014. Smith Elliott Kearns & Company, LLC has been the independent certified public accounting firm for Riverview Financial Corporation since 2009. Aggregate fees billed by Smith Elliott Kearns & Company, LLC for services rendered in the aggregate for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Audit fees (1)	$57,525	$55,485
Audit-related fees (2)	19,020	—
Tax fees (3)	7,370	475
All other fees (4)	2,885	3,975

Total	$86,800	$59,935

(1)	Audit fees were for professional services rendered for the audits of the consolidated financial statements of the Company for the years ended December 31, 2013 and 2012, reviews of interim financial statements included in 10-Q filings for 2013 and review of the annual filing on Form 10-K for 2013.
(2)	Audit related fees were for professional services rendered in connection with certain regulatory reporting requirements, consents and other required procedures in connection with the filings for the business combination completed in 2013.
(3)	Tax fees were for professional services rendered for preparation of the Company’s corporate tax returns and other tax compliance issues.
(4)	Other fees were for consultations concerning general accounting issues.

The report issued by Smith Elliott Kearns & Company, LLC in connection with the audit of the financial statements of the Corporation for the year ended December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

The Audit Committee pre-approved all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services. The Audit Committee pre-approval process is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case by case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval.

Representatives of Smith Elliott Kearns & Company, LLC are expected to be present at the annual meeting. While the representatives will not have an opportunity to make a statement, the representatives will be available to respond to appropriate questions.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial statements are incorporated by reference in Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	2.	The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

	3.	The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

		2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (Incorporated by reference to Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

3.2	Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit E of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.1	Amended and Restated Executive Employment Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.1 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.2	Amended and Restated Executive Employment Agreement of Kirk D. Fox. (Incorporated by reference to Exhibit 10.2 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.3	Employment Agreement of Theresa M. Wasko. (Incorporated by reference to Exhibit 10.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.4	Employment Agreement of William L. Hummel. (Incorporated by reference to Exhibit 10.5 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.5	Acknowledgement and Release Agreement of William L. Hummel. (Incorporated by reference to Exhibit 10.6 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.6	Form of Director Deferred Fee Agreements with Directors Robert M. Garst and Kirk D. Fox. (Incorporated by reference to Exhibit 10.7 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.7	Amended and restated 2009 Stock Option Plan. (Incorporated by reference to Exhibit 99.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.8	Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009. (Incorporated by reference to Exhibit 10.11 to Riverview’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

10.9	Director Emeritus Agreement of Paul Reigle, dated May 19, 2010. (Incorporated by reference to Exhibit 10.12 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2010.)

10.10	Director Emeritus Agreement of Roland Alexander, dated August 30, 2011. (Incorporated by reference to Exhibit 10.11 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.11	Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

10.12	First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.13 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.13	First Amendment to the Director Deferred Compensation Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.14 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.14	First Amendment to the Director Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.15 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.15	Director Emeritus Agreements effective November 2, 2011 of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, Robert M. Garst, David W. Hoover, Joseph D. Kerwin and David A. Troutman. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.16	Director Emeritus Agreement effective November 2, 2011 of Director James M. Lebo. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 28, 2011.)

10.17	Director Emeritus Agreements effective November 2, 2011 of Directors R. Keith Hite and John M. Schrantz. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

10.18	Second Amended and Restated Executive Employment Agreement of Kirk D. Fox, dated November 16, 2011. (Incorporated by reference to Exhibit 10.18 of Riverview’s Amendment No. 2 to Registration Statement on
Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.19	Second Amended and Restated Executive Employment Agreement of Robert M. Garst, dated November 16, 2011. (Incorporated by reference to Exhibit 10.19 of Riverview’s Amendment No. 2 to Registration Statement on
Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.20	Noncompetition Agreement of Kirk D. Fox, dated November 16, 2011. (Incorporated by reference to Exhibit 10.20 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.21	Noncompetition Agreement of Robert M. Garst, dated November 16, 2011. (Incorporated by reference to Exhibit 10.21 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.22	Executive Employment Agreement of Brett D. Fulk, dated January 4, 2012. (Incorporated by reference to Exhibit 10.22 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.23	Supplemental Executive Retirement Plan Agreement for Brett Fulk, dated January 6, 2012. (Incorporated by reference to Exhibit 10.23 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.24	Second Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk Fox, entered into January 4, 2013. (Incorporated by reference to Exhibit 10.24 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.25	Retirement Agreement and General Release for William L. Hummel, dated March 27, 2012. (Incorporated by reference to Exhibit 10.25 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.26	Executive Employment Agreement for Terry L. Hoppes dated December 17, 2012. (Incorporated by reference to Exhibit 10.26 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.27	Employment Agreement for Robert Ulaner dated February 25, 2013. (Incorporated by reference to Exhibit 10.27 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.28	Employment Agreement for Mark F. Ketch dated April 11, 2011. (Incorporated by reference to Exhibit 10.28 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.29	Employment Agreement for Bruce Hart dated September 15, 2008. (Incorporated by reference to Exhibit 10.29 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.30	Amendment to Compensation Agreement of Harry J. Brown dated May 31, 1991. (Incorporated by reference to Exhibit 10.30 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.31	Deferred Compensation Agreement of Brett Fulk, dated December 23, 2013.

10.32	Director Deferred Fee Agreement of William Yaag, dated December 26, 2013.

10.33	Riverview Financial Corporation Employee Stock Purchase Plan.

21.1	Subsidiaries of Registrant.

23	Consent of Smith Elliott Kearns & Company, LLC

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2014

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Executive Officer)

Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Robert M. Garst	March 31, 2014
Robert M. Garst
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Theresa M. Wasko	March 31, 2014
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Felix Bartush	March 31, 2014
Felix Bartush, Director

By:	/s/ Daniel R. Blaschak
	Daniel R. Blaschak, Director	March 31, 2014

By:	/s/ Albert J. Evans	March 31, 2014
Daniel R. Blaschak, Director

By:	/s/ Arthur M. Feld	March 31, 2014
Arthur M. Feld, Director

By:	/s/ James G. Ford, II	March 31, 2014
James G. Ford, II, Director

By:	/s/ Kirk D. Fox	March 31, 2014
Kirk D. Fox, President & Director

By:	/s/ Howard R. Greenawalt	March 31, 2014
Howard R. Greenawalt, Director

By:	/s/ R. Keith Hite	March 31, 2014
R. Keith Hite, Director

By:	/s/ David W. Hoover	March 31, 2014
David W. Hoover, Chairman of the Board and Director

By:	/s/ Joseph D. Kerwin	March 31, 2014
Joseph D. Kerwin, Director

By:	/s/ John M. Schrantz	March 31, 2014
John M. Schrantz, Vice Chairman of the Board and Director

By:	/s/ David A. Troutman	March 31, 2014
David A. Troutman, Director

By:	/s/ William C. Yaag	March 31, 2014
William C. Yaag, Director

Exhibit Index

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (Incorporated by reference to Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

3.2	Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit E of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.1	Amended and Restated Executive Employment Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.1 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.2	Amended and Restated Executive Employment Agreement of Kirk D. Fox. (Incorporated by reference to Exhibit 10.2 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.3	Employment Agreement of Theresa M. Wasko. (Incorporated by reference to Exhibit 10.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.4	Employment Agreement of William L. Hummel. (Incorporated by reference to Exhibit 10.5 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.5	Acknowledgement and Release Agreement of William L. Hummel. (Incorporated by reference to Exhibit 10.6 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.6	Form of Director Deferred Fee Agreements with Directors Robert M. Garst and Kirk D. Fox. (Incorporated by reference to Exhibit 10.7 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.7	Amended and restated 2009 Stock Option Plan. (Incorporated by reference to Exhibit 99.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.8	Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009. (Incorporated by reference to Exhibit 10.11 to Riverview’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

10.9	Director Emeritus Agreement of Paul Reigle, dated May 19, 2010. (Incorporated by reference to Exhibit 10.12 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2010.)

10.10	Director Emeritus Agreement of Roland Alexander, dated August 30, 2011. (Incorporated by reference to Exhibit 10.11 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.11	Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

10.12	First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.13 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.13	First Amendment to the Director Deferred Compensation Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.14 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.14	First Amendment to the Director Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.15 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.15	Director Emeritus Agreements effective November 2, 2011 of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, Robert M. Garst, David W. Hoover, Joseph D. Kerwin and David A. Troutman. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.16	Director Emeritus Agreement effective November 2, 2011 of Director James M. Lebo. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 28, 2011.)

10.17	Director Emeritus Agreements effective November 2, 2011 of Directors R. Keith Hite and John M. Schrantz. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

10.18	Second Amended and Restated Executive Employment Agreement of Kirk D. Fox, dated November 16, 2011. (Incorporated by reference to Exhibit 10.18 of Riverview’s Amendment No. 2 to Registration Statement on
Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.19	Second Amended and Restated Executive Employment Agreement of Robert M. Garst, dated November 16, 2011. (Incorporated by reference to Exhibit 10.19 of Riverview’s Amendment No. 2 to Registration Statement on
Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.20	Noncompetition Agreement of Kirk D. Fox, dated November 16, 2011. (Incorporated by reference to Exhibit 10.20 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.21	Noncompetition Agreement of Robert M. Garst, dated November 16, 2011. (Incorporated by reference to Exhibit 10.21 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.22	Executive Employment Agreement of Brett D. Fulk, dated January 4, 2012. (Incorporated by reference to Exhibit 10.22 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.23	Supplemental Executive Retirement Plan Agreement for Brett Fulk, dated January 6, 2012. (Incorporated by reference to Exhibit 10.23 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.24	Second Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk Fox, entered into January 4, 2013. (Incorporated by reference to Exhibit 10.24 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.25	Retirement Agreement and General Release for William L. Hummel, dated March 27, 2012. (Incorporated by reference to Exhibit 10.25 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.26	Executive Employment Agreement for Terry L. Hoppes dated December 17, 2012. (Incorporated by reference to Exhibit 10.26 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.27	Employment Agreement for Robert Ulaner dated February 25, 2013. (Incorporated by reference to Exhibit 10.27 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.28	Employment Agreement for Mark F. Ketch dated April 11, 2011. (Incorporated by reference to Exhibit 10.28 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.29	Employment Agreement for Bruce Hart dated September 15, 2008. (Incorporated by reference to Exhibit 10.29 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.30	Amendment to Compensation Agreement of Harry J. Brown dated May 31, 1991. (Incorporated by reference to Exhibit 10.30 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.31	Deferred Compensation Agreement of Brett Fulk, dated December 23, 2013.

10.32	Director Deferred Fee Agreement of William Yaag, dated December 26, 2013.

10.33	Riverview Financial Corporation Employee Stock Purchase Plan.

21.1	Subsidiaries of Registrant.

23	Consent of Smith Elliott Kearns & Company, LLC

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) filed herewith.