Form 10-K
period 2014-12-31
Riverview Financial Corp
filed 2015-03-30
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-188193

RIVERVIEW FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	38-3917371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3901 North Front Street Harrisburg, Pennsylvania	17110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 717.896.3433

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $29,234,000.

As of March 16, 2015, the registrant had 2,708,840 shares of common stock outstanding.

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

ITEM 1. BUSINESS.

Riverview Financial Corporation

On November 1, 2013, Riverview Financial Corporation (the “Company”) and Union Bancorp, Inc. (“Union”) consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (the “Company”). The Company and its wholly-owned bank subsidiary, Riverview Bank (the “Bank”), provide loan, deposit and a full range of banking services to individuals, businesses and municipalities through two full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Enola, Cumberland County, Pennsylvania, six full service offices in Tower City, Cressona, Pottsville and Orwigsburg, Schuylkill County, Pennsylvania, three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania and one full service branch in Wyomissing, Berks County, Pennsylvania. Effective December 27, 2012, Riverview Bank purchased a wealth management company located in Orwigsburg, Schuylkill County, Pennsylvania that provides financial advisory, insurance, trust and investment services relating to non-deposit type investment products. The wealth management company is a division of the Bank.

Riverview and The Citizens National Bank of Meyersdale, PA (“Citizens”) entered into an Agreement and Plan of Merger, dated October 30, 2014 (the “Merger Agreement”), pursuant to which Citizens will merge with and into Riverview Bank, with Riverview Bank surviving (the “Merger”). Riverview has received approval from the Pennsylvania Department of Banking and Securities (“DOB”). However, the Merger cannot take place until the parties receive the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Federal Deposit Insurance Corporation (“FDIC”) as well as the approval of the shareholders of Citizens.

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

On March 14, 2011, Riverview National Bank filed an application with the Pennsylvania Department of Banking to convert from a national banking association to a Pennsylvania state-chartered bank. The purpose of the charter change was to provide the Bank with greater flexibility in executing its strategy of profitability and growth. The conversion was effective November 19, 2011, at which time the Bank became known as Riverview Bank and established two operating divisions Marysville Bank and Halifax Bank.

On November 1, 2013, in connection with the consolidation of Riverview and Union, Union Bank and Trust Company, the wholly owned subsidiary of Union, merged with and into Riverview Bank (the “Bank”), which is a wholly owned subsidiary of the Company.

Under the Citizens Merger Agreement, Citizens National Bank of Meyersdale (“Citizens”) will merge with and into Riverview Bank and will continue to operate under the name of Citizens.

Riverview Bank is a full service commercial bank providing a wide range of services to individuals, municipalities and small to medium sized businesses in its Central Pennsylvania market area of Berks, Cumberland, Dauphin, Perry, Northumberland and Schuylkill counties. Riverview Bank’s commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. Effective December 27, 2012, Riverview Bank purchased a wealth management company located in Orwigsburg, Schuylkill County, Pennsylvania that provides financial advisory, insurance and investment services relating to non-deposit type investment products. The business, known as Riverview Financial Wealth Management, is a division of Riverview Bank. In addition, as part of the merger of Riverview Bank and Union Bank, Riverview Bank assumed Union Bank’s trust operations.

Competition

Riverview Bank faces competition in originating loans, retaining loans and attracting deposits. Riverview Bank operates in the central Pennsylvania market, which include the counties of Berks, Cumberland, Dauphin, Perry, Northumberland and Schuylkill. Within this area, Riverview Bank competes with other financial institutions, including regional banks, other community banks and, savings banks, as well as credit unions, investment brokerage firms and insurance companies. In general, the industry competes in the area of interest rates, products offered, customer service and convenience. In addition, some of these financial institutions have greater financial resources than Riverview Bank and may offer services that Riverview Bank does not provide. Riverview Bank competes in this environment by maintaining a diversified loan and deposit product line and providing wealth management and trust services. Relationships with customers are built and maintained through Riverview Bank’s branch network, its deployment of branch ATMs and its telephone and web-based banking services.

Supervision and Regulation of the Company and the Bank

General Overview

The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Bank (“FRB”) and the Pennsylvania Department of Banking and Securities (“DOB”). In addition, the Bank is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the DOB, and its deposits are insured by the FDIC. The FRB and the DOB must approve the Company’s acquisition of another bank or bank holding company. The FDIC and DOB must approve bank mergers, if the surviving bank would be a state chartered, non-member bank, as well as the establishment of new branches and new subsidiaries. Federal and state laws also impose a number of requirements and restrictions on the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered, restrictions on the ability to acquire deposits under certain circumstances, and requirements relating to the protection of consumers. The following sections discuss more fully some of the principal elements of the regulatory framework applicable to the Company and the Bank. This discussion is not intended to be an exhaustive description of the statutes and regulations applicable to each of them and is subject to, and qualified by, reference to the statutory and regulatory provisions. A change in these statutes, regulations or regulatory policies, or the adoption of new statutes, regulations or regulatory policies, may have a material effect on the Company’s and the Bank’s respective businesses.

Effective February 11, 2015, the Company became a reporting company and is required to file periodic reports under the Securities and Exchange Act of 1934.

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

The Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. The Dodd-Frank Act also establishes the Financial Stability Oversight Council to identify threats to the financial stability of the U.S. financial system, promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

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

At December 31, 2014, the Company qualified as a “small bank holding company” and was, therefore, exempt from the foregoing regulatory capital standards. As a small bank holding company, the FRB will consider the Bank’s capital position in determining the adequacy of the Company’s capital positions.

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

At December 31, 2014, the Bank qualified as “well capitalized” under these regulatory capital standards.

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

Basel III

In July 2013, the Federal Reserve Board approved the final rules (the “Basel III Rules”) which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. The new rules, which began to phase in starting January 1, 2015, with final phase in completed by January 1, 2019 are summarized as follows:

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

As of December 31, 2014, the Company believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

Basel III also introduced two required liquidity ratios. The Liquidity Coverage Ratio (“LCR”) requires a bank to hold sufficient high-quality liquid assets to cover its total net cash outflows over 30 days. The Net Stable Funding Ratio requires a bank’s available amount of stable funding to exceed the required amount of stable funding over a one year period of extended stress. The final rule was effective January 1, 2015 and applies to U.S. banking operations with assets of more than $10 billion. Smaller bank holding companies would remain subject to the prevailing qualitative supervisory framework.

Other Matters

Federal and state law also contain a wide variety of other provisions that affect the operations of the Company and the Bank, including, but not limited to certain reporting and disclosure requirements; standards and guidelines for underwriting, account management and other aspects of lending activities; laws that prohibit discrimination; restrictions on establishing and closing branches; limitations on transactions with affiliates; restrictions on loans to insiders; and requirements relating to privacy and data security.

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

Available Information

Effective February 11, 2015, the Company became a reporting company, and is therefore subject to the informational requirements of Section 15(d) of the Exchange Act. Accordingly, it files reports, and other information with the Securities and Exchange Commission. The reports and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, and Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC. The SEC maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s internet site address is http://www.sec.gov.

The Company’s headquarters are located at 3901 North Front Street, Harrisburg, Pennsylvania 17110, and its telephone number is (717) 957-2196.

At December 31, 2014, the Bank had 101 full time employees and 15 part time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees and is not a party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM  2. PROPERTIES.

Properties

The table below sets forth the locations of the properties that are owned and leased in the name of Riverview Bank, which include its main office, branch offices and certain parking facilities related to its banking offices. As for those properties that are owned, all are owned free and clear of any lien. Riverview Bank’s main office and all branch offices are located in Pennsylvania and the offices are listed below.

Owned Offices:

500 South State Road, Marysville, Pennsylvania 17053 (1)

Third and Market Streets, Halifax, Pennsylvania 17032 (2)

311 South Market Street, Millersburg, Pennsylvania 17061 (2)

Drive-through facility on 16 North 3rd Street, Halifax, Pennsylvania 17032 (2)

15 N. 3rd Street, Halifax, Pennsylvania 17032 (2)

Parking Lot on N. 3rd Street, Halifax, Pennsylvania 17032 (2)

Market Street Main Building, Halifax, Pennsylvania 17032 (2)

22nd & West Market Street, Pottsville, Pennsylvania 17901 (3)

308 North Claude A. Lord Boulevard, Pottsville, PA 17901 (3)

450 West Shamokin Street, Trevorton, Pennsylvania 17881 (3)

11680 Centre Turnpike, Route 61, Orwigsburg, Pennsylvania 17961 (3)

3901 North Front Street, Harrisburg, Pennsylvania 17710 (5)

Leased Offices:

2040 Good Hope Road, Enola, Pennsylvania 17025 (1)

55 South Main Street, Duncannon, Pennsylvania 17020 (1)

34 South Market Street, Elizabethville, Pennsylvania 17023 (2)

920 East Wiconisco Avenue, Tower City, Pennsylvania 17980 (2)

57 S. Sillyman Street, Cressona, Pennsylvania 17929 (3)

1021 Centre Turnpike, Orwigsburg, Pennsylvania 17961 (3)

121 Progress Avenue, Pottsville, Pennsylvania 17901 (3)

2800 State Hill Road, Wyomissing, Pennsylvania 19610 (3)

100 Hollywood Boulevard, Orwigsburg, Pennsylvania 17961 (3)

340 South Liberty Street, Orwigsburg, Pennsylvania 17961 (4)

(1)	Operates under the name “Marysville Bank, a Division of Riverview Bank”.
(2)	Operates under the name “Halifax Bank, a Division of Riverview Bank”.
(3)	Operates under the name “Riverview Bank”.
(4)	Operates under the name “Riverview Financial Wealth Management, a Division of Riverview Bank.”.
(5)	Operates as the corporate headquarters for Riverview Financial Corporation housing executive offices.

Riverview Bank owns a parking lot located at 110 Verbeke Street, Marysville, Pennsylvania 17053, which is adjacent to the main office building located at 200 Front Street, Marysville, Pennsylvania 17053.

All of these properties are in good condition and are deemed by management to be adequate for Riverview Bank’s purposes.

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

PA RT II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The authorized stock of the Company consists of 3,000,000 shares of preferred stock, no par value per share, and 5,000,000 shares of common stock, no par value per share, of which 2,708,840 common shares were issued and outstanding as of December 31, 2014 and held by approximately 680 registered holders of record. The Company’s common stock is listed on the OTC Markets Group Inc. (www.otcmarkets.com) under the OTCQX tier. The stock is traded in the over-the-counter market under the symbol “RIVE” and is traded at irregular intervals.

The following table reflects high and low bid prices for shares of the Company’s common stock for the periods indicated, based upon information derived from www.otcmarkets.com.

	2014		2013
	High	Low	High	Low
First quarter	$10.35	$9.55	$11.50	$10.04
Second quarter	$13.75	$9.94	$11.75	$10.05
Third quarter	$13.50	$11.25	$10.85	$9.60
Fourth quarter	$15.25	$12.30	$10.84	$9.25

The Company has historically paid dividends on the outstanding shares of common stock on a quarterly basis, at the discretion of the Board of Directors. The Board bases its decision on the Company’s earnings, cash requirements and overall financial position. The following table presents the per share cash dividends declared by the Board of Directors and paid for the years presented.

Per Share Cash Dividends Paid
2014 First quarter	$0.1250
Second quarter	0.1400
Third quarter	0.1425
Fourth quarter	0.1425

$0.5500

Per Share Cash Dividends Paid
2013 First quarter	$0.1250
Second quarter	0.1250
Third quarter	0.1250
Fourth quarter	0.1750

$0.5500

On February 25, 2015, the Board of Directors declared a quarterly cash dividend of $0.1375 per common share, payable on March 30, 2015 to all common shareholders of record as of March 6, 2015.

Additional information relating to dividend restrictions can be found in Note 14 – Regulatory Matters and Shareholders’ Equity – in Part II, Item 8 – Financial Statements and Supplementary Data - incorporated in this Form 10-K.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RIVERVIEW FINANCIAL CORPORATION.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the Company’s results of operations and highlights material changes for the twelve months ended December 31, 2014 and 2013 and its financial condition as of December 31, 2014 and 2013. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for the Company and its wholly owned subsidiary Bank. The Company’s consolidated financial statements and results of operations essentially consist of the Bank’s financial condition and results of operations. Current performance does not guarantee and may not be indicative of, similar performance in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s consolidated financial statements and should be read in conjunction with the consolidated audited financial statements of the Company and notes thereto and other detailed information for the years ended December 31, 2014 and 2013 herein contained in Part II, Item 8, Financial Statements and Supplemental Data.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	anticipated cost savings and synergies from the consolidation of Riverview and Union and the merger of Riverview Bank and Citizens may not be realized;

•	the effects of future economic conditions on the Company and the Bank’s customers;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	technological changes;

•	acquisitions and integration of acquired businesses;

•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities; and

•	acts of war or terrorism;

•	volatilities in the securities market; and

•	deteriorating economic conditions.

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

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. The Company’s significant accounting policies are described in Note 1 of the Notes to audited consolidated financial statements for the period ended December 31, 2014 herein contained in Part II, Item 8, Financial Statements and Supplemental Data.

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

The Company’s financial results reflect the consolidation. The combined financial information reflects the impact of the consolidation of Riverview’s and Union’s combined financial condition under the purchase method of accounting with the Company treated as the acquirer from an accounting standpoint. Under this method, the Company was formed and treated as a recapitalization of Riverview, with Riverview’s assets and liabilities recorded at their historical values, and Union’s assets and liabilities recorded at their fair values as of the date the consolidation was completed. The balance sheet includes the former Union assets, whereas the income statement for the year ended December 31, 2013 includes only two months of Union’s results of operations since the transaction was consummated on November 1, 2013.

As a community-focused financial institution, the Company, through its wholly-owned banking subsidiary, generates the majority of its revenues from net interest income derived from its core banking activities. During 2014, the Company continued to experience strong financial results. Consolidated total assets were $436,146,000 at December 31, 2014, an increase of $3,264,000, or 0.8%, from $432,882,000 at December 31, 2013. The Company’s loans increased $19,227,000, or 6.0%, to $338,901,000, while its deposits decreased $10,053,000, or (2.63%), to $372,262,000.

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

As of the 2014 year-end, the Company recorded net income of $2,721,000, an increase of $1,258,000, or 86.0%, from net income of $1,463,000 for the 2013 year-end. Basic earnings per share of $1.01 per share and diluted earnings per share of $1.00 per share in 2014 increased 28.2% from basic and diluted earnings per share of $0.78 per share in 2013. The increase in the earnings per share was attributable to the increase in net income year over year. The return on average assets was 0.63% as of the 2014 year-end as compared with 0.43% as of the 2013 year-end. The return on average equity was 7.15% in 2014 as compared to 4.89% in 2013. The increase in these ratios was principally due to increased earnings year over year.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The Company’s profitability is largely a function of the spread between interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Company’s net interest income and margin are affected by general economic conditions and other factors, including competition and fiscal and monetary policies of the federal government, that influence market interest rates and its ability to respond to changes in those rates. At any given time, the Company’s assets and liabilities may be affected differently by a change in interest rates. The change in net interest income from year to year may be due to changes in interest rates, changes in volumes of interest-earning assets and interest-bearing liabilities as well as changes in the mix of such assets and liabilities.

The Company’s principal interest-earning assets are loans to individuals and small businesses, with a secondary source of income earned from the investment securities portfolio and other interest-earning deposits with banks. Interest-bearing liabilities consist primarily of demand deposit accounts, time deposits, money market accounts, savings deposits and borrowings. Generally, changes in our net interest rate spread and net interest margin impact our net interest income. Net interest rate spread is equal to the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin is the tax equivalent net interest income divided by total average earning assets. Net interest income growth is generally dependent upon balance sheet growth and maintaining or growing the net interest margin. For analysis purposes, net interest income is evaluated on a fully tax-equivalent (“FTE”) basis. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the Federal tax rate of 34% to allow the yield on tax-exempt assets to be compared to interest earned on taxable assets.

2014 Compared to 2013

Total interest income increased on a FTE basis by $4,159,000, or 29.7%, to $18,185,000 for the year ended December 31, 2014 from $14,026,000 for the year ended December 31, 2013. The increase in total interest income was due to the $86,837,000 increase in total interest earning assets, which was attributable to the consolidation with Union, where total interest earning assets grew to $392,738,000 at December 31, 2014 as compared with $305,901,000 at December 31, 2013. In addition, included in loan interest income were recoveries of interest and fees totaling $784,000 mostly attributable to the recovery and collection of Union loans that were previously categorized as non-accruing as of the consolidation.

Total interest expense decreased $332,000, or 13.5%, to $2,124,000 for the year ended December 31, 2014 from $2,456,000 for the year ended December 31, 2013. Cost of funds decreased to 0.62% at the end of 2014 from 0.89% at the end of 2013. The decline in the cost of funds offset the 23.4% increase in the volume of average interest-bearing liabilities year over year.

Net interest income calculated on a FTE basis increased $4,491,000, or 38.8%, to $16,061,000 for the year ended December 31, 2014 from $11,570,000 for the year ended December 31, 2013. Riverview’s net interest spread increased to 4.01% at December 31, 2014 from 3.69% at December 31, 2013, while its net interest margin increased to 4.09% for the year ended December 31, 2014 from 3.78% for the year ended December 31, 2013. The decrease in the cost of funds complemented the increase in interest income resulting from the increased volume of interest earning assets and recording unexpected loan interest and fee income.

2013 Compared to 2012

Total interest income increased on a FTE basis by $595,000, or 4.4%, to $14,026,000 for the year ended December 31, 2013 from $13,431,000 for the year ended December 31, 2012. This increase was attributable to an increase of $30,977,000 in total interest-earning assets as a result of the consolidation with Union. Although the yield from total interest-earning assets decreased to 4.58% for 2013 from 4.89% for 2012, total interest income increased because of the increased volume of total interest-earning assets, most of which was attributable to loans, which is the Company’s highest yielding interest-earning asset.

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

Net interest income calculated on a FTE basis increased $1,318,000, or 12.9%, to $11,570,000 for the year ended December 31, 2013 from $10,252,000 for the year ended December 31, 2012. Riverview’s net interest spread increased to 3.69% at December 31, 2013 from 3.60% at December 31, 2012, while its net interest margin increased to 3.78% for the year ended December 31, 2013 from 3.73% for the year ended December 31, 2012. In consideration of the increased volume of interest-earning assets and interest-bearing liabilities and a declining interest rate environment, management proactively managed the costs associated with interest-bearing liabilities to offset the decline in yields from interest earning assets.

The following table presents a summary of Riverview’s average balances, interest rates, interest income and expense, the interest rate spread and the net interest margin, adjusted to a fully tax-equivalent basis, for the years ended December 31, 2014, 2013 and 2012.

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

Year Ended December 31,	2014			2013			2012
(Dollars in thousands)	Balance	Average Interest	Yield/Rate	Balance	Average Interest	Yield/Rate	Balance	Average Interest	Yield/Rate
Assets
Interest-earning Assets
Securities:
Taxable securities (2)	$32,321	$1,178	3.64%	$19,126	$348	1.82%	$25,137	$571	2.27%
Tax-exempt securities (1)(2)	20,082	958	4.77%	22,495	1,094	4.86%	22,000	1,085	4.93%

Total securities	52,403	2,136	4.08%	41,621	1,442	3.46%	47,137	1,656	3.51%

Loans (1)(3)
Consumer	1,961	126	6.43%	1,699	111	6.53%	1,664	113	6.79%
Commercial	38,255	1,842	4.82%	26,123	1,192	4.56%	20,664	961	4.65%
Real estate	288,045	13,984	4.85%	224,295	11,244	5.01%	196,487	10,675	5.43%

Total loans	328,261	15,952	4.86%	252,117	12,547	4.98%	218,815	11,749	5.37%

Other interest-earning assets	12,074	97	0.80%	12,163	37	0.30%	8,972	26	0.29%

Total interest-earning assets	392,738	18,185	4.63%	305,901	14,026	4.58%	274,924	13,431	4.89%

Non-interest earning assets	40,951			36,100			23,303

Total Assets	$433,689			$342,001			$298,227

Liabilities and Shareholders’ Equity

Interest-bearing Liabilities
Deposits:
Interest-bearing demand deposits	$129,803	$502	0.39%	$113,714	$554	0.49%	$94,655	$898	0.95%
Savings deposits	88,402	236	0.27%	60,071	277	0.46%	37,221	126	0.34%
Time deposits	106,165	1,115	1.05%	93,297	1,325	1.42%	97,322	1,793	1.84%

Total deposits	324,370	1,853	0.57%	267,082	2,156	0.81%	229,198	2,817	1.23%

Borrowings:
Short-term borrowings	8,726	21	0.24%	263	1	0.38%	6,201	16	0.26%
Long-term borrowings	7,074	250	3.53%	8,363	299	3.58%	11,013	346	3.14%

Total borrowings	15,800	271	1.72%	8,626	300	3.48%	17,214	362	2.10%

Total interest-bearing liabilities	340,170	2,124	0.62%	275,708	2,456	0.89%	246,412	3,179	1.29%

Non-interest bearing liabilities:
Demand deposits	51,520			28,104			23,423
Other liabilities	3,964			8,252			1,554

Shareholders’ equity	38,035			29,937			26,838

Total Liabilities and Shareholders’ Equity	$433,689			$342,001			$298,227

Net Interest Income		$16,061			$11,570			$10,252

Net Interest Spread			4.01%			3.69%			3.60%

Net Interest Margin			4.09%			3.78%			3.73%

(1)	Yields on tax-exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(2)	Available-for-sale securities are reported at amortized cost for purposes of calculating yields.
(3)	For yield calculation purposes, non-accruing loans are included in the average loan balances, and any income recognized on these loans is included in interest income.

The following table demonstrates the impact on net interest income from changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)	2014 vs. 2013 Increase/(Decrease)			2013 vs. 2012 Increase/(Decrease)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest –Earning Assets:
Interest-bearing due from banks and federal funds sold	($1)	$61	$60	$10	$1	$11
Securities, taxable (1)	478	352	830	(105)	(118)	(223)
Securities, taxable-exempt (1)	(116)	(20)	(136)	24	(15)	9
Loans (1)	3,708	(303)	3,405	1,651	(853)	798

Net Change in Interest Income	4,069	90	4,159	1,580	(985)	595

Interest-Bearing Liabilities:
Interest-bearing demand deposits	62	(114)	(52)	91	(435)	(344)
Savings deposits	73	(114)	(41)	106	45	151
Time deposits	135	(345)	(210)	(59)	(409)	(468)
Borrowings:
Short-term borrowings	20	—	20	(22)	7	(15)
Long-term borrowings	(45)	(4)	(49)	(95)	48	(47)

Net Change in Interest Expense	(245)	(577)	(332)	21	(744)	(723)

CHANGE IN NET INTEREST INCOME	$3,824	$667	$4,491	$1,559	($241)	$1,318

(1)	Yields on tax-exempt assets have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

Provisions for loan losses represent management’s determination of the amount necessary to be charged to operations in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Credit exposures deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off loans are credited to the allowance for loan losses. The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors. In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates and interpretations and possible revision as events occur or as more information becomes available. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan. After an evaluation of these factors, the Bank recorded a provision of $526,000 for the year ended December 31, 2014 as compared with $640,000 recorded for the 2013 year-end. The provision for 2014 was driven primarily by substantial growth in the commercial real estate portfolio, particularly in the Berks/Schuylkill Region, along with a provision for the acquired Union Bank portfolio. The allowance for loan losses was $3,792,000, or 1.11% of total loans outstanding at December 31, 2014, as compared to $3,663,000, or 1.13% of total loans at December 31, 2013.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. Management believes the allowance for loan losses at December 31, 2014 is adequate to absorb probable and potential losses inherent in the loan portfolio. At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

Non-interest income is an important component of net income for the Company, representing 15.1% of the total revenues (comprised of net interest income and non-interest income) as of the 2014 year-end as compared with 15% as of the 2013 year-end. Non-interest income consists primarily of customer service fees and charges derived from deposit accounts, mortgage banking activities, the investment in bank owned life insurance (“BOLI”), wealth management services and gains from the sale of loans and available-for-sale securities.

The following table presents the components of non-interest income and related fluctuations for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
		(Dollars in thousands)
	2014	Increase (Decrease) Amount	%	2013
Service charges on deposit accounts	$451	$112	33.0%	$339
Other service charges and fees	812	397	95.7%	415
Earnings on cash value of life insurance	223	1	0.5%	222
Fees and commissions from securities brokerage	834	261	45.5%	573
Gain on sale of available-for-sale securities	463	346	295.7%	117
Loss on sale and valuation of other real estate owned	(317)	263	45.3%	(580)
Loss on sale of other assets	(2)	271	99.3%	(273)
Gain on sale of mortgage loans	315	(214)	(40.5%)	529
Bargain purchase gain from consolidation	—	(629)	(100.0%)	629

	$2,779	$808	41.0%	$1,971

Total non-interest income was 41.0% higher at December 31, 2014 as compared with December 31, 2013 due to the consolidation with Union, considering that the financial information presented for 2013 reflects two months of non-interest income attributable to Union because the consolidation was effective November 1, 2013. The following describes the primary factors affecting non-interest income:

•	A $112,000 increase in service charges and a $397,000 increase in other charges and fees were attributable to increased volume due to the consolidation with Union;

•	The increase in fees and commissions associated with brokerage and trust services is due to increased brokerage account volume. In addition, in 2014 Riverview Bank generated income from trust services as a result of assuming Union’s trust department as part of the consolidation;

•	The gain from the sale of available for sale securities was higher in 2014 as compared with 2013 because Riverview Bank sold more investment securities from its portfolio and was able to take advantage of favorable pricing in the bond market; and

•	Riverview Bank recorded lower gains from the sale of mortgage loans during 2014 because of a decrease in mortgage activity.

Non-Interest Expenses

The following table presents the components of non-interest expenses and the related changes for the years ended 2014 and 2013:

	Years Ended December 31,
		(Dollars in thousands)
	2014	Increase (Decrease) Amount	%	2013
Salaries and employee benefits	$7,599	$1,476	24.1%	$6,123
Occupancy expense	1,355	354	35.4%	1,001
Equipment expense	631	90	16.6%	541
Computer services	251	155	161.5%	96
Telecommunications and processing charges	1,182	389	49.1%	793
Postage and office supplies	394	124	45.9%	270
FDIC premium	364	113	45.0%	251
Bank shares tax expense	294	8	2.8%	286
Directors’ compensation	452	143	46.3%	309
Professional services	329	(128)	(28.0%)	457
Amortization of intangible assets	286	151	111.9%	135
Other expenses	1,315	307	30.5%	1,008

Total non-interest expenses	14,452	$3,182	28.2%	$11,270

Non-interest expenses increased 28.2% at December 31, 2014 as compared with December 31, 2013 and was due to the consolidation with Union and growth. The increase in salaries and employee benefits, occupancy, and equipment expense was associated with the staffing, maintenance and upkeep of additional locations that were originally operated by Union in the Schuylkill County region as well as the opening of a new full service branch in Wyomissing, Berks County, Pennsylvania and an executive office facility in Harrisburg, Pennsylvania. The increase in telecommunications and processing charges was attributable to the additional locations and the costs associated with converting Union’s telephone and computer systems to Riverview’s systems, data consolidation and relocating the operations department. The increase in the FDIC premium expense reflects the impact of the increase in Riverview’s average assets as a result of the consolidation. Directors’ compensation increased as a result of the addition of four of Union’s former directors to the board of Riverview. The decrease in professional services was due to incurring a higher amount of legal, consulting, and accounting/audit costs particularly in the latter part of 2013 due to the Union consolidation. Other expenses increased not only as a result of Riverview Banks’s growth, but due to the following one-time transactions, some of which were specifically related to the consolidation with Union or the merger with Citizens:

•	Reimbursement of $40,000 to Riverview and Union customers with duplicate deposit account numbers;

•	Increased shareholder costs associated with the exchange of Riverview and Union stock certificates and increased costs due to the administration of a larger shareholder base;

•	Cost of $35,000 associated with the preparation and printing of a detailed transition guide to Union deposit customers;

•	Recording a loss of $66,000 under a loss-share arrangement associated with one loan that was previously sold to the FHLB under their Mortgage Partnership Finance program (“MPF”); and

•	During the latter part of 2014, the Company incurred and recorded $83,000 in legal, consulting and regulatory application fees associated with the Citizens merger.

Income Taxes

A tax provision expense of $727,000 was recorded for the year ended December 31, 2014 as compared with a tax benefit of $250,000 that was recorded for the year ended December 31, 2013. The tax effective rate for 2014 was 21.1%. This tax provision compares with 2013 where a tax benefit was recorded and attributable to the bargain purchase gain, which was not taxable, tax-exempt interest income and a low income housing credit. The tax benefit reflects a negative effective tax rate for 2013 because of the credit. The Company’s effective tax rate has historically differed from the statutory rate of 34% due to tax-exempt interest income and non-taxable income from bank owned life insurance.

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

The following table illustrates the composition of the securities portfolio for the periods presented.

SECURITIES

	Fair Values as of December 31,
	2014	2013	2012
	(In thousands)
Available-for-sale securities:
U.S. Government agencies securities	$817	$1,356	$3,506
State and municipal	23,708	37,043	22,853
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	20,902	13,141	13,006
Collateralized mortgage obligations (CMOs)	2,391	3,330	5,736
Corporate debt obligations	505	1,851	—
Equity securities, financial services	495	525	—

	$48,818	$57,246	$45,101

The decrease in the investment portfolio was attributable to scheduled payments, prepayments, security calls and sales. During 2014, the Bank sold seventeen securities at a gain of $502,000; three securities were sold at a loss of $16,000; three securities were called resulting in a gain of $4,000; and one equity security was redeemed at a loss of $27,000, resulting in a net gain of $463,000 as compared to 2013, when the Bank sold four CMO securities at a gain of $118,000 and four U.S. Treasury securities at a loss of $1,000, resulting in a net gain of $117,000.

Included in the carrying values of investment securities at December 31, 2014 is a net unrealized gain of $723,000, as compared to a net unrealized loss of $822,000 at December 31, 2013. At December 31, 2014, the unrealized gain on securities available-for-sale, net of tax, included in shareholders’ equity totaled $477,000, as compared with the unrealized loss, net of tax, for $544,000 that was recorded in shareholders’ equity at December 31, 2013. The net increase in the 2014 carrying value of securities in the portfolio is reflective of the impact to investment security prices as a result of changes in interest rates on the long end of the Treasury yield curve.

The Bank conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. If such declines were deemed to be other-than-temporary, the Bank would measure the total credit-related component of the unrealized loss and recognize that portion of the loss deemed to be other than temporary as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases, and as interest rates fall, the market value of fixed rate securities increases. No securities are considered other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, the Bank’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value. The Bank holds no trading securities in its portfolio and the portfolio does not contain high risk securities or derivatives as of December 31, 2014.

The following table presents the maturities and average weighted yields of the securities portfolio at book value as of December 31, 2014. Yields are based on amortized cost.

MATURITIES AND WEIGHTED AVERAGE YIELDS OF SECURITIES

(Dollars in thousands)							Over 10 Years or
Due In:	1 Year or Less		1 to 5 Years		5 to 10 Years		No Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$—	—	$50	0.33%	$748	3.19%	$—	—	$798	3.01%
State and municipal	—	—	2,797	2.84%	7,285	3.52%	13,214	3.62%	23,296	3.50%
Mortgage-backed securities	—	—	—	—	222	2.16%	20,454	2.48%	20,676	2.48%
CMOs	—	—	—	—	424	1.19%	1,940	2.01%	2,364	1.86%
Corporate debt	—	—	—	—	489	3.94%	—	—	489	3.94%
Equity securities	—	—	—	—	—	—	471	2.65%	471	2.65%

	$—	—	$2,847	2.80%	$9,168	3.32%	$36,079	2.87%	$48,094	2.97%

All securities are available-for-sale and accounted for at fair value.

Weighted average yields are calculated on a fully taxable equivalent basis assuming a tax rate of 34%.

Restricted Investments in Bank Stocks

The Bank’s investment in restricted stocks reflects a required investment in the common stock of correspondent banks consisting of Atlantic Community Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”). These stocks have no readily available market values and are carried at cost since they are not actively traded.

Management evaluates restricted stock for impairment based upon its assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary with regard to such restricted stock investments.

Loans

The loan portfolio comprises the major component of the Company’s earning assets and is the highest yielding asset category within the balance sheet.

The following table presents the composition of the total loan portfolio at December 31:

(Dollars in thousands)	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total	2010	% of Total
Commercial	$37,301	10.88%	$37,253	11.52%	$23,423	9.85%	$17,458	8.75%	$12,564	7.06%
Commercial real estate	199,782	58.29%	172,418	53.32%	145,205	61.05%	111,682	56.00%	94,049	52.82%
Commercial land and land development	11,441	3.34%	12,594	3.90%	12,623	5.31%	11,471	5.75%	11,747	6.60%
Residential real estate	73,453	21.43%	81,122	25.09%	41,487	17.44%	45,035	22.58%	46,482	26.11%
Home equity lines of credit	18,235	5.34%	17,531	5.42%	12,812	5.38%	11,234	5.63%	10,265	5.77%
Consumer installment	2,481	0.72%	2,419	0.75%	2,298	0.97%	2,569	1.29%	2,930	1.64%

Total loans	342,693	100.00%	323,337	100.00%	237,848	100.00%	199,449	100.00%	178,037	100.00%
Allowance for loan losses	(3,792)		(3,663)		(3,736)		(3,423)		(2,973)

Total loans, net	$338,901		$319,674		$234,112		$196,026		$175,064

At December 31, 2014, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) amounted to $338,901,000, an increase of $19,227,000, or 6.0%, as compared with $319,674,000 as of December 31, 2013. The increase in the loan portfolio was attributable to significant growth in the commercial real estate portfolio, particularly in the Berks/Schuylkill market.

Loans receivable, net of the allowance for loan losses, represent 77.7% of total assets and 91.0% of total deposits as of December 31, 2014, as compared to 73.8% and 83.6%, respectively, at December 31, 2013. All of the Bank’s loans are to domestic borrowers.

The Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis. The Bank contracts with an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and loan turndown undergoes an audit review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not lessened its loan underwriting criteria, and management believes its standards continue to remain conservative.

Lending Activities

Riverview Bank focuses its lending activities on making loans to small and medium sized businesses, entrepreneurs, professionals and consumers in our primary market area. Our lending activities consist of Commercial Loans, Commercial Real Estate Loans, Commercial Land and Land Development Loans, Residential Real Estate Loans, Home Equity Lines of Credit, and Consumer Installment Loans. Riverview also makes residential real estate loans which are sold to Freddie Mac with servicing rights released.

Credit Policies and Administration

Riverview Bank has established a comprehensive lending policy, which includes rigorous underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, individual lending officer lending authorities are low. All credit requests in excess of an individual lending officer’s authority up to $750,000 are approved by dual signature of two of the following officers: Chief Executive Officer, President, Chief Operating Officer, or Chief Credit Officer. Credit requests in excess of $750,000 are approved by the majority vote of a Loan Committee consisting of the foregoing four officers and six members of the Bank’s Board of Directors. Credit requests in excess of $2,000,000 are approved by a majority vote of the entire Board of Directors. Management believes that we employ experienced lending officers, require appropriate collateral, carefully assess the repayment ability of all borrowers, and adequately monitor both the financial condition of our borrowers and the concentration of loans in the portfolio.

As of December 31, 2014, Riverview Bank’s legal lending limit for loans to one borrower was $5,604,000. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Riverview Bank to maintain customer relationships while reducing credit exposure. However, this strategy may not always be available.

In addition to the normal repayment risks, all loans in the portfolio are subject to the state of the economy and the related effects on the borrower and/or real estate market. Longer term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely to ensure that past due loans are minimized and potential problem loans are dealt with swiftly.

Riverview Bank also retains an outside, independent firm to review the loan portfolio. This firm performs a detailed annual review. We use the results of the firm’s report to validate our internal loan risk ratings and we review their commentary on specific loans and on our loan administration activities in order to improve our operations.

Commercial Loans

Riverview Bank’s commercial loans consist of revolving and non- revolving lines of credit, term loans, equipment loans, standby letters of credit and unsecured loans. We originate commercial loans to established businesses for any legitimate business purpose including the financing of machinery, equipment, leasehold improvements, inventory, carrying accounts receivable, general working capital and acquisition activities. We have a diverse customer base and we have no concentration in these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, real estate and other collateral such as marketable securities, cash value of life insurance, and time deposits at Riverview Bank.

Commercial business loans generally have a higher degree of risk. These loans typically involve higher average balances, increased difficulty in monitoring and a higher risk of default since repayment primarily depends on the successful operation of the borrower’s business. To help manage this risk, we typically limit these loans to proven businesses, and we obtain appropriate collateral and personal guarantees from the principal owners of the business. We monitor the financial condition of the business by requiring submission of periodic financial statements and annual tax returns.

Commercial Real Estate Loans

Riverview Bank finances both owner occupied and non-owner occupied commercial real estate for its customers. Our underwriting policies and process focuses on the customer’s ability to repay the loan as well as an assessment of the underlying real estate collateral. We originate commercial real estate loans on a fixed rate or floating rate basis. Fixed rates typically are committed for a three to five year time period, after which the rate will become floating unless an additional fixed rate period is negotiated. Repayment terms include amortization schedules from three years to a maximum of 25 years, with the majority of loans amortized over 15 to 20 years. Principal and interest payments are due monthly, with all remaining unpaid principal and interest due at maturity.

Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual declines in property values as well as changes in the economic climate that may detrimentally impact the borrower’s ability to repay. We attempt to mitigate risk by carefully underwriting these loans. Our underwriting includes a cash flow analysis which is conducted by thoroughly examining leases and building operating expenses. A minimum Debt Coverage Ratio of 1.2:1.0 is generally required. The character of the borrower and current and prospective conditions in the market are considered. We generally limit loans in this category to a maximum loan to value of 80%, and require personal guarantees of the principal owners and/or corporate guarantees. We monitor the financial condition and operating performance of these borrowers by a thorough review of annual tax returns, property operating data, and periodic financial statements.

Commercial Land and Land Development Loans

Riverview Bank’s commercial land and land development loan portfolio consists of funds advanced for construction of multifamily housing, commercial buildings, single family homes, and site acquisition and development. This segment is relatively small compared to most other portfolios of Riverview Bank. All of these loans are concentrated in our primary market area, and Riverview Bank is highly selective in making loans in this segment.

Construction and site acquisition and development lending entails significant risks. These loans generally involve large loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. The value of the project is estimated prior to completion of construction, thus it is more difficult to accurately evaluate the total funds required to complete a project and related loan to value ratios. To mitigate risk, we generally limit construction loans to the lesser of 80% of cost or appraised value. Loan to value for site acquisition and development loans is limited to 75%. A first lien position on the property is required. These loans are offered only to experienced builders and commercial entities or individuals who have demonstrated the ability to successfully and profitably complete these types of projects. Loans for multifamily and commercial buildings are typically made with the intent that upon completion of construction, the loan will convert to a permanent loan with Riverview Bank. Loans for site acquisition and development are structured so that all funds advanced for the project are repaid upon the sale of not more than 75% of the total available lots in the development. A complete analysis of borrower and the project is performed, including a review of costs to construct, cash flow available to support the required interest payments during construction, the feasibility of the project based on market conditions, the borrower’s liquidity and ability to absorb any cost overruns, and, in the case of multifamily and commercial buildings, an assessment of the borrower’s ability to repay the loan on an amortizing basis upon completion of construction. Advances for construction are made based on work completed in accordance with budget and subject to inspection by Riverview Bank.

Residential Real Estate Loans

Riverview Bank offers a fixed and adjustable rate residential real estate secured loans to homeowners in our primary market area. These loans are made for the purchase or refinance of a borrower’s primary or secondary residence. These loans also include home equity installment loans granted for a variety of purposes. Our customer base is geographically diverse, reducing our potential risk. The loans are secured with a security interest in the borrower’s primary or secondary residence with loan to value generally limited to 80%. Our underwriting includes an analysis of the borrower’s Debt to Income ratio which generally may not exceed 40%, collateral value, length and stability of employment and prior credit history. We do not originate nor do we have any subprime residential real estate loans.

Home Equity Lines of Credit

Riverview Bank offers variable rate residential real estate secured revolving lines of credit to homeowners. These home equity lines of credit are made to individuals in our primary market area. Our customer base is geographically diverse, reducing our potential risk. The loans are secured with a security interest in the borrower’s primary or secondary residence with loan to value limited to 80%. Our underwriting includes an analysis of the borrower’s Debt to Income ratio which generally may not exceed 40%, collateral value, length and stability of employment and prior credit history.

Consumer Installment Loans

Riverview Bank offers various types of secured and unsecured consumer purpose installment loans. Consumer purpose non-real estate secured lines of credit also fall into this category. Our underwriting includes an analysis of the borrower’s Debt to Income ratio which generally may not exceed 40% (35% for unsecured loans), collateral value if any, length and stability of employment and prior credit history. These consumer loans may present greater credit risk than residential real estate loans because some are unsecured or secured by rapidly depreciating assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower’s continuing financial stability. If a borrower suffers personal financial difficulty, the loan may not be repaid. Also various federal and state laws, including bankruptcy laws, may limit the amount that can be recovered on such loans.

In summary, Riverview Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis. Riverview contracts with an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and every loan turndown undergoes a review for conformity with established policies and compliance with current regulatory lending laws. Riverview has not lessened its loan underwriting criteria during this time, and management believes its underwriting standards continue to remain conservative.

Other than as described herein, management does not believe there are any trends, events, or uncertainties that are reasonably expected to have a materially adverse impact on future results of operations, liquidity, or capital resources.

The following table summarizes the loan maturities and interest sensitivity for a segment of the loan portfolio.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

COMMERCIAL AND CONSTRUCTION LOANS

December 31, 2014

(In thousands)	Due Within 1 Year	Due 1 - 5 Years	Due Over 5 Years	Total
Commercial, financial, agricultural	$17,922	$10,591	$8,788	$37,301
Real estate, construction	10,877	4,984	1,103	16,964

Total	$28,799	$15,575	$9,891	$54,265

By interest rate structure:
Fixed rate	$12,902	$13,825	$6,821	$33,548
Variable rate	15,897	1,750	3,070	20,717

Total	$28,799	$15,575	$9,891	$54,265

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

The following table presents information about the Bank’s nonperforming loans and nonperforming assets for the periods presented.

RISK ELEMENTS AND ASSET QUALITY RATIO

(Dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Non-accruing loans	$4,245	$7,013	$3,863	$4,709	$2,779
Accruing loans past due 90 days or more	643	1,145	231	1,073	1,535

Total nonperforming loans	4,888	8,158	4,094	5,782	4,314
Foreclosed real estate	1,022	1,127	1,909	1,298	230

Total nonperforming assets	5,910	$9,285	$6,003	$7,080	$4,544

Restructured loans performing in accordance with modified terms	$660	$1,148	$1,377	$4,262	$529

Non-accrual loans:
Interest income that would have been recorded on non-accruing loans	$342	$241	$236	$216	$138

Interest income for non-accruing loans included in net income for the period	$10	$27	$10	$53	$26

Ratios:
Nonperforming loans to total loans	1.43%	2.52%	1.72%	2.90%	2.42%

Nonperforming assets to total assets	1.36%	2.14%	1.88%	2.46%	1.65%

Allowance for loan losses to nonperforming loans	77.58%	44.90%	91.26%	59.20%	68.92%

Commitments to lend additional funds to nonperforming loan customers	$—	$—	$—	$—	$—

Non-performing assets include accruing loans past due 90 days or more, non-accruing loans and foreclosed real estate. The non-performing assets to total assets ratio presented in the table for the 2014 year-end reflects improvement in the credit quality of the loan portfolio since the 2013 year-end. During 2014, the Bank experienced a decrease in non-performing assets primarily due to collection of a $3,646,000 non-performing loan acquired via the Union consolidation.

The Bank had $1,022,000 in real estate acquired through foreclosure as of December 31, 2014 as compared with $1,127,000 as of December 31, 2013. The foreclosed real estate as of the 2014 year-end consists of five single family homes located in communities serviced by the Bank totaling $270,000, one residential development loan totaling $707,000, representing the Bank’s purchased participation in a loan made by another financial institution to a now defunct developer, and one 1-4 family investment property totaling $45,000. The decrease at December 31, 2014 from December 31, 2013 was due to the sale of three single family homes, a commercial lot, and a valuation adjustment made to the residential development loan to reflect current market value.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or having similar economic characteristics, exceed 10% of loans outstanding in any one category. The following table presents loan concentrations as of December 31, 2014 and December 31, 2013.

(Dollars in thousands)	December 31, 2014	December 31, 2013
Loans to Lessors of:
Residential buildings and dwellings	$51,248	$45,815
Nonresidential buildings	56,626	35,946

Although such loans were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market. Although delinquent loans increased nominally during the year in these portfolios, the level of non-performing loans decreased significantly and the performance and loss ratio of these portfolios continues to be acceptable.

Demand for commercial space was solid in 2014 in the Bank’s market area, with stable to improving vacancy rates and positive absorption in most classes of space during 2014. The Bank’s non-residential market did not suffer the serious deterioration evident in certain other areas in the country during the economic downturn and has advanced significantly over the last 5 years As such, management does not believe that this concentration is an adverse trend to the Bank at this time.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the known and inherent losses in the loan portfolio. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S generally accepted accounting principles (“GAAP”). The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risks inherent in the Bank’s loan portfolio. Management makes significant estimates and assumptions in determining the allowance for loan losses. Since the allowance for loan losses is dependent on conditions that may be beyond the Bank’s control, it is possible that management’s estimates of the allowance for loan losses and actual results could differ. In conjunction with an external loan review function that operates independent of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance is maintained.

Management closely monitors the quality of the loan portfolio and performs a quarterly analysis of the appropriateness of the allowance for loan losses. This analysis considers a number of relevant factors, including historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank’s Board of Directors detailing significant events that have occurred since the last review.

The allowance consists of specific, general and unallocated components. The specific component relates to non-homogeneous loans that are classified as substandard or doubtful and deemed to be impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers homogeneous and non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill-Berks County regions;

•	other potential exposure in the acquired Union Bank and Trust portfolio;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes appropriate at the time.

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

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $526,000 was made to the allowance for loan losses for the twelve months ended December 31, 2014 as compared with the $640,000 provision made for the twelve months ended December 31, 2013. Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

The following table sets forth information as to the analysis of the allowance for loan losses and the allocation of the loan losses as of the dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Allowance, beginning of year	$3,663	$3,736	$3,423	$2,973	$2,560
Provision for loan losses	526	640	1,140	946	1,506

Loans charged off:
Commercial, financial, agricultural	90	—	268	398	580
Real estate mortgage	423	768	622	114	522
Consumer installment	11	4	30	2	5

Total charged-off	524	772	920	514	1,107

Loan recoveries:
Commercial, financial, agricultural	119	30	91	18	11
Real estate mortgage	3	27	2	—	3
Consumer installment	5	2	—	—	—

Total recoveries	127	59	93	18	14

Net loans charged off	397	713	827	496	1,093

Allowance, end of year	$3,792	$3,663	$3,736	$3,423	$2,973

Net charge-offs to average loans	0.12%	0.28%	0.38%	0.27%	0.61%
Allowance for loan losses to total loans	1.11%	1.13%	1.57%	1.72%	1.67%

The decrease in the allowance for loan losses as a percentage of total loans as of December 31, 2014 as compared with December 31, 2013 was due to growth in the portfolio along with improving economic conditions which resulted in reduction to the qualitative factors applied to each pool of loans. Management continues to be attentive to potential deterioration in credit quality due to economic pressures and economic conditions in markets served by the Bank. Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that, going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

The following table details the allocation of the allowance for loan losses to the various loan categories at December 31, 2014 and 2013. The allocation is made for analytical purposes and is not necessarily indicative of the loan categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
	Amount	% Gross Loans to Total Loans	Amount	% Gross Loans to Total Loans	Amount	% Gross Loans to Total Loans	Amount	% Gross Loans to Total Loans	Amount	% Gross Loans to Total Loans
Commercial, financial and agricultural	$330	10.9%	$424	11.5%	$545	9.8%	$693	8.7%	$612	7.1%
Real estate loans:
Construction	115	3.3%	144	3.9%	143	5.3%	147	8.9%	353	10.4%
Mortgage	805	26.8%	670	30.5%	654	22.8%	1,108	47.7%	719	52.6%
Commercial	2,462	58.3%	2,079	53.3%	2,071	61.1%	1,118	33.8%	1,264	28.7%
Consumer installment loans	15	0.7%	30	0.8%	26	1.0%	24	0.9%	25	1.2%
Unallocated	65	n/a	316	n/a	297	n/a	333	n/a	—	n/a

Total	$3,792	100.0%	$3,663	100.0%	$3,736	100.0%	$3,423	100.0%	$2,973	100.0%

Real estate loans continue to represent the largest segment of loans for the Bank. Loan growth in 2014 was centered in commercial real estate loans with an increase in the allocated portion of the allowance for loan losses for these loan categories as compared to the prior year. The unallocated allowance for loan losses decreased compared to the prior year. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill /Berks County regions;

•	other potential exposure in the acquired Union Bank and Trust portfolio;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes appropriate at the time.

Management believes the allowance for loan losses at December 31, 2014 is adequate in relation to the estimate of known inherent losses in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed. For additional information relating to impaired loans and loan classifications, refer to Note 5 – Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses - in the year-end audited consolidated financial statements and supplementary data herein incorporated in Part II, Item 8.

Deposits

The Bank generates and services deposits through its traditional branch banking delivery system. Deposits are the Bank’s major source of funds available for lending and other investment purposes. Total deposits at December 31, 2014, were $372,262,000, a decrease of $10,053,000, or 2.6%, over total deposits of $382,315,000 as of December 31, 2013. Noninterest bearing deposits increased $3,469,000, or 6.9%, at December 31, 2014 and interest-bearing deposits decreased $13,522,000, or 4.1%, since the 2013 year-end.

The following table sets forth the average balance of the Bank’s deposits and the average rates paid on those deposits for the years ended December 31, 2014, 2013 and 2012. All deposits are domestic deposits.

AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	December 31,
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$51,520	0.00%	$28,104	0.00%	$23,423	0.00%
Interest-bearing demand	129,803	0.39%	113,715	0.49%	94,655	0.95%
Savings	88,402	0.27%	60,071	0.46%	37,221	0.34%
Time	106,165	1.05%	93,297	1.42%	97,322	1.84%

Total deposits	$375,890		$295,187		$252,621

The following table displays the remaining maturities and amounts of time certificates issued in denominations of $100,000 or more at December 31, 2014.

DEPOSIT MATURITIES

(In thousands)	Time Certificates
Three months or less	$4,595
Over three months but within six months	4,194
Over six months but within twelve months	10,463
Over twelve months	14,948

Total	$34,200

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). There was $14,155,000 in outstanding short-term borrowings at December 31, 2014, of which $12,500,000 was borrowed under the Bank’s FHLB Open Repo Plus line. There were no outstanding short-term borrowings as of December 31, 2013.

Long-term borrowings totaled $7,000,000 at December 31, 2014 as compared to $10,000,000 at December 31, 2013 and are summarized as follows:

•	Long-term borrowings from the FHLB totaled $5,000,000 at December 31, 2014 and December 31, 2013;

•	Riverview had a secured closed-end line of credit for $2,000,000 with The Gratz Bank, Gratz, Pennsylvania. This line was paid in full and cancelled during 2014, whereas $2,000,000 was outstanding under this line at December 31, 2013;

•	During 2014, Riverview borrowed $2,000,000 under a secured term loan agreement with ACNB Bank. This secured term loan did not exist at December 31, 2013; and

•	Riverview has a $5,000,000 secured guidance line of credit with ACNB Bank, Gettysburg, Pennsylvania with no outstanding borrowings at December 31, 2014. At December 31, 2013 Riverview’s secured guidance line of credit with ACNB Bank was $3,000,000 and the amount borrowed under this line was $3,000,000.

Additional information relating to borrowings can be found in Note 9 – Borrowings – in the year-end audited consolidated financial statements and supplementary data herein incorporated in Part II, Item 8.

Shareholders’ Equity and Capital Requirements/Ratios

A strong capital position is fundamental to support continued growth. Total shareholders’ equity increased $1,980,000 to $38,208,000, at December 31, 2014, from $36,228,000, at December 31, 2013. The increase was due to net income of $2,721,000, less the payment of dividends of $1,488,000, an increase in surplus of $24,000 to reflect the compensation cost associated with option grants and $53,000 representing the proceeds from the exercise of 5,000 options, and an increase in the other comprehensive income, which net of tax, increased equity by $670,000.

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

The following table provides a comparison of the Bank’s risk-based capital ratios and leverage ratios at December 31, 2014 and 2013:

CAPITAL RATIOS

(Dollars in thousands)	December 31,
	2014	2013
Tier 1 capital	$34,096	$31,835
Tier II, allowable portion of: Allowance for loan losses	3,803	3,669

Total risk-based capital	$37,899	$35,504

Tier I risk-based capital ratio	10.3%	10.3%

Total risk-based capital ratio	11.5%	11.5%

Tier I leverage ratio	8.0%	8.2%

Note:	Unrealized gains or losses on securities available-for-sale and postretirement plans, goodwill and intangible assets are excluded from regulatory capital components of risk-based capital and leverage ratios.

At December 31, 2014 and 2013, the Bank exceeded the minimum regulatory capital requirements and was considered to be “well capitalized” under applicable federal regulations. Additional information relating to regulatory capital ratios can be found in Note 14 – Regulatory Matters and Shareholders’ Equity – in the year-end audited consolidated financial statements and supplementary data incorporated herein in Part II, Item 8. The Bank’s total risk-based capital increased $2,395,000 to $37,899,000 at December 31, 2014 from $35,504,000 at December 31, 2013. The increase was attributable to an increase in retained earnings. Although total risk-based capital increased 6.7% year over year, the respective risk based capital ratios remained unchanged year over year as a result of the increase in risk weighted assets.

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

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments. At December 31, 2014, the Bank had unfunded outstanding commitments to extend credit of $50,649,000 and outstanding letters of credit of $2,667,000. Because these commitments have fixed expiration dates, and many will expire without being drawn upon, the total commitment level does not necessarily present significant liquidity risk to the Bank. Refer to Note 12 – Financial Instruments with Off Balance Sheet Risk – in the year-end audited consolidated financial statements and supplementary data herein incorporated in Part II, Item 8.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Liquidity

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers in order to fund loans, to respond to deposit outflows and to cover operating expenses. The Company maintains a level of liquid funds through asset/liability management and seeks to ensure that these needs are met at a reasonable cost. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Sources of liquidity are provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investment securities. Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth, or borrowings under lines of credit with correspondent banks.

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $15,572,000 at December 31, 2014 as compared to $25,306,000 at December 31, 2013. The decrease in liquid assets year over year was attributable to the need to use cash and other deposits with banks to fund operations and loan growth, in light of a 2.6% decrease in total deposits. Liquidity sources generated from assets also include scheduled and unscheduled payments of principal and interest from securities and loans in the Bank’s portfolios. Longer-term liquidity needs may be met by selling securities available-for-sale, selling loans, borrowing under established lines of credit or raising additional capital. At December 31, 2014, unpledged available-for-sale securities with a carrying value of $555,000 were readily available for liquidity purposes, as compared with $4,648,000 at December 31, 2013. The decrease of $4,093,000 in unpledged available-for-sale securities was attributable to the decrease in total investment securities year over year.

On the liability side, the primary source of funds available to meet liquidity needs are deposits. The Bank’s core deposits, which exclude certificates of deposit $250,000 and over, were $365,137,000 at December 31, 2014 as compared to $374,309,000 at December 31, 2013. The decrease in core deposits was attributable to an increase of $24,351,000 in demand deposit and other savings accounts offset by a reduction of $33,523,000 in certificates of deposit less than $250,000, money market and NOW accounts. In general, core deposits have historically provided a source of relatively stable and low cost liquidity. Short-term and long-term borrowings utilizing the federal funds line and credit facilities established with correspondent financial institutions and the FHLB are also considered to be reliable sources for funding. As of December 31, 2014, the Company had access to four formal borrowing lines with correspondent banks totaling $196,564,000, less $19,500,000 in borrowings drawn on these facilities.

There are a number of factors that may impact the Company’s liquidity position. Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows. Management is of the opinion that its liquidity position at December 31, 2014 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in, Riverview’s inability to meet anticipated or unexpected needs.

Effects of Inflation

The impact of inflation upon financial institutions can affect assets and liabilities through the movement of interest rates. The exact impact of inflation on the Company is difficult to measure. Inflation may cause operating expenses to change at a rate not matched by the change in earnings. Inflation may affect the borrowing needs and desires of consumer and commercial customers, in turn affecting the growth of the Company’s assets. Inflation may also affect the level of interest rates in the general market, which in turn can affect the Company’s profitability and the market value of assets held. The Company actively manages its interest rate sensitive assets and liabilities, in an effort to counter the effects of inflation.

Return on Assets and Equity

The following table presents ratios as of the dates indicated:

	December 31,
	2014	2013	2012
Return on average assets	0.63%	0.43%	0.56%
Return on average equity	7.15%	4.89%	6.20%
Dividend payout ratio	54.69%	76.42%	56.28%
Average equity to average assets ratio	8.77%	8.75%	9.00%

The increase in the return on average assets and equity ratios is due to increased earnings year over year. The dividend payout ratio was lower for the 2014 year end as compared with 2013 because of the 86.0% increase in net income.

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

ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Riverview Financial Corporation

Harrisburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Riverview Financial Corporation and its wholly-owned subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. Riverview Financial Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Financial Corporation and its wholly-owned subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

March 30, 2015

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
	(In thousands, except share data)
Assets
Cash and due from banks	$8,477	$16,088
Federal funds sold	—	2,502
Interest-bearing deposits	6,103	5,472

Cash and Cash Equivalents	14,580	24,062
Interest-bearing time deposits with banks	992	1,244
Investment securities available-for-sale	48,818	57,246
Mortgage loans held for sale	216	245
Loans, net of allowance for loan losses of $3,792 and $3,663	338,901	319,674
Premises and equipment	11,440	8,352
Accrued interest receivable	1,237	1,380
Restricted investments in bank stocks	1,002	1,030
Cash value of life insurance	8,587	8,338
Foreclosed assets	1,022	1,127
Goodwill	2,297	2,297
Intangible assets	1,381	1,670
Other assets	5,673	6,217

Total Assets	$436,146	$432,882

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$53,620	$50,151
Demand, interest-bearing	132,860	127,992
Savings and money market	83,748	90,919
Time	102,034	113,253

Total Deposits	372,262	382,315
Capital lease payable	1,655	—
Short-term borrowings	12,500	—
Long-term borrowings	7,000	10,000
Accrued interest payable	154	197
Other liabilities	4,367	4,142

Total Liabilities	397,938	396,654

Shareholders’ Equity
Preferred stock, no par value; authorized 3,000,000 shares	—	—
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 2014 - 2,708,840 shares; 2013 - 2,703,840 shares	22,077	22,077
Surplus	201	124
Retained earnings	15,795	14,562
Accumulated other comprehensive income (loss)	135	(535)

Total Shareholders’ Equity	38,208	36,228

Total Liabilities and Shareholders’ Equity	$436,146	$432,882

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$15,864	$12,505
Investment securities - taxable	1,178	348
Investment securities - tax exempt	632	715
Federal funds sold	1	10
Interest-bearing deposits	39	18
Dividends	57	12

Total Interest Income	17,771	13,608

Interest Expense
Deposits	1,853	2,156
Short-term borrowings	21	1
Long-term debt	250	299

Total Interest Expense	2,124	2,456

Net Interest Income	15,647	11,152
Provision for Loan Losses	526	640

Net Interest Income after Provision for Loan Losses	15,121	10,512

Noninterest Income
Service charges on deposit accounts	451	339
Other service charges and fees	812	415
Earnings on cash value of life insurance	223	222
Fees and commissions from securities brokerage	834	573
Gain on sale of available-for-sale securities	463	117
Loss on sale and valuation of other real estate owned	(317)	(580)
Loss on sale of other assets	(2)	(273)
Gain on sale of mortgage loans	315	529
Bargain purchase gain from combination	—	629

Total Noninterest Income	2,779	1,971

Noninterest Expenses
Salaries and employee benefits	7,599	6,123
Occupancy expenses	1,355	1,001
Equipment expenses	631	541
Computer services	251	96
Telecommunication and processing charges	1,182	793
Postage and office supplies	394	270
FDIC premium	364	251
Bank shares tax expense	294	286
Directors’ compensation	452	309
Professional services	329	457
Amortization of intangible assets	286	135
Other expenses	1,315	1,008

Total Noninterest Expenses	14,452	11,270

Income before Income Taxes	3,448	1,213
Applicable Federal Income Taxes (benefit)/expense	727	(250)

Net Income	$2,721	$1,463

Basic Earnings Per Share	$1.01	$0.78

Diluted Earnings Per Share	$1.00	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014 and 2013

	Twelve Months Ended December 31,
	2014	2013
	(In thousands)
Net income	$2,721	$1,463
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax of $684 and ($566)	1,328	(1,099)
Reclassification adjustment for gains included in net income, net of tax of ($158) and ($40)	(307)	(77)

Net change in unrealized gains (losses)	1,021	(1,176)
Defined benefit pension plan:
Change in benefit obligation and plan assets, net of tax of $181 and $5	(351)	9

Total other comprehensive income (loss), net of tax	670	(1,167)

Total comprehensive income	$3,391	$296

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2013

(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance - January 1, 2013	$875	$11,350	$14,217	$632	($337)	$26,737

Net income	—	—	1,463	—	—	1,463
Total other comprehensive loss, net of tax	—	—	—	(1,167)	—	(1,167)
Compensation cost of option grants	—	160	—	—	—	160
Issuance of common stock in exchange for Riverview Financial Corporation and Union Bancorp, Inc. common stock	21,202	(11,386)	—	—	337	10,153
Cash dividends, $0.55 per share	—	—	(1,118)	—	—	(1,118)

Balance – December 31, 2013	22,077	124	14,562	(535)	—	36,228

Net income	—	—	2,721	—	—	2,721
Total other comprehensive income, net of tax	—	—	—	670	—	670
Compensation cost of option grants	—	24	—	—	—	24
Proceeds from exercise of 5,000 options	—	53	—	—	—	53
Cash dividends, $0.55 per share	—	—	(1,488)	—	—	(1,488)

Balance - December 31, 2014	$22,077	$201	$15,795	$135	$—	$38,208

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net income	$2,721	$1,463
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from business combination	—	(629)
Depreciation	699	603
Provision for loan losses	526	640
Stock option compensation expense	24	160
Net amortization of premiums on securities available-for-sale	399	294
Net realized loss on sale of foreclosed real estate and other assets	319	853
Net realized gain on sale of securities available-for-sale	(463)	(117)
Amortization of purchase adjustment on loans	(843)	(24)
Amortization of intangible assets	286	135
Deferred income taxes	(23)	(1,270)
Proceeds from sale of mortgage loans	17,518	33,952
Net gain on sale of mortgage loans	(315)	(529)
Mortgage loans originated for sale	(17,174)	(32,838)
Earnings on cash value of life insurance	(223)	(222)
(Increase) decrease in accrued interest receivable and other assets	159	159
Increase (decrease) in accrued interest payable and other liabilities	(169)	(126)

Net Cash Provided by Operating Activities	3,441	2,504

Cash Flows from Investing Activities
Net maturities (purchases) of interest-bearing time deposits	252	(994)
Securities available-for-sale:
Proceeds from maturities, calls and principal repayments	10,906	7,919
Proceeds from sales	10,179	7,177
Purchases	(11,046)	—
Net decrease in restricted investments in bank stock	28	604
Net increase in loans	(19,317)	(11,129)
Net cash acquired in business combination	—	15,580
Purchases of premises and equipment	(2,076)	(310)
Proceeds from sale of foreclosed assets	195	504

Net Cash Provided by (Used in) Investing Activities	(10,879)	19,351

Cash Flows from Financing Activities
Net decrease in deposits	(10,053)	(2,077)
Increase (decrease) in short-term borrowings	12,500	(11,000)
Proceeds from long-term borrowings	2,000	3,000
Repayment of long-term borrowings	(5,000)	(2,550)
Payment on capital lease	(56)	—
Proceeds from exercise of options	53	—
Dividends paid	(1,488)	(1,118)

Net Cash Provided by (Used in) Financing Activities	(2,044)	(13,745)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,482)	8,110

Cash and Cash Equivalents - Beginning	24,062	15,952

Cash and Cash Equivalents - Ending	$14,580	$24,062

Supplemental Disclosures of Cash Flows Information
Cash payments for:
Interest paid	$2,167	$2,473

Income taxes paid	$710	$590

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$407	$302

Premises and equipment acquired through capital lease	$1,711	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Summary of Significant Accounting Policies

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

Riverview and The Citizens National Bank of Meyersdale, PA (“Citizens”) entered into an Agreement and Plan of Merger, dated October 30, 2014 (the “Merger Agreement”), pursuant to which Citizens will merge with and into Riverview Bank, with Riverview Bank surviving (the “Merger”). The Merger cannot take place until the parties receive the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“DOB”), as well as the approval of the shareholders of Citizens.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

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

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classifications as of each balance sheet date. At December 31, 2014 and 2013, all of the Company’s investment securities were classified as available-for-sale.

Investment securities available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, credit risk, regulatory considerations and other similar factors. Investment securities available-for-sale are reported at estimated fair value. Unrealized gains and losses are excluded from earnings but are reported as a separate component of shareholders’ equity, net of deferred taxes. Any realized gains or losses, based on the amortized cost of specific securities sold, are included in current operations.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Mortgage Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The Bank entered into an agreement with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in 2009 to sell loans servicing released. This was in addition to the agreement that the Bank entered into in 2008 to sell loans servicing released under the Federal Home Loan Bank of Pittsburgh’s (“FHLB”) Mortgage Partnership Finance program (“MPF”). Premiums and discounts and origination fees and costs on loans held for sale are deferred and recognized as a component of the gain or loss on sale. Residential loan sales under the Freddie Mac and MPF programs have been made without recourse. Both programs require details of the residential loan in advance of the sale and both have the ability to perform post-closing quality control reviews. If the results of these reviews discover any documentation errors, Freddie Mac and MPF can require the Bank to repurchase the loan.

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

As a result of the consolidation with Union, the Bank continues to maintain the fixed rate mortgages that Union sold to the Federal Home Loan Bank of Pittsburgh (“FHLB”), while retaining servicing rights. The Bank receives servicing fees of approximately 0.25% of the outstanding loan balances. As of December 31, 2014 and 2013, loans serviced for the benefit of others totaled $6,602,000 and $7,479,000, respectively. No loans were sold to the FHLB for the years ended December 31, 2014 and 2013. Servicing assets are not material.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as substandard or doubtful and deemed to be impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill/Berks County regions;

•	other potential exposure in the acquired Union Bank and Trust portfolio;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes are appropriate at the time.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

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

Restricted Investments in Bank Stocks

Restricted bank stock represents required investments in the common stock of correspondent banks consisting of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Community Bankers Bank at December 31, 2014 and 2013. Since these stocks are not actively traded and therefore have no readily determinable market value, they are carried at cost.

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

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2014 and 2013.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired. Under generally accepted accounting principles, business acquisition goodwill is not amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the 2014 or 2013 year ends.

Intangible Assets

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Bank’s intangible assets consist of core deposit intangibles, which have a finite life and are amortized over their estimated useful life. Mortgage servicing rights are included in intangible assets where the Bank recognized a servicing fee at the time of the sale for the right to service mortgages and other loans sold. The servicing asset is amortized as an expense over the life of the loan for which the Bank retains the servicing rights. A customer list intangible is also included in intangible assets as a result of the purchase of the wealth management company. This intangible is amortized as an expense over ten years using the sum of the years’ amortization method. Intangible assets are also subject to impairment testing when an indication of impairment exists.

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

Advertising

Advertising costs are expensed as incurred and totaled $98,000 and $72,000 for the years ending December 31, 2014 and 2013, respectively.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents. The Company’s common stock equivalents consist of outstanding common stock options, which amounted to 322,200 and 179,250 options as of the 2014 and 2013 year ends. At December 31, 2014 there was intrinsic value associated with 322,200 options outstanding. This compares with December 31, 2013 where there was no intrinsic value associated with any of the options that were outstanding because the exercise prices for these particular options were higher than the trading price of the stock.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

The following table presents the amounts used in computing earnings per share for the years ended December 31, 2014 and 2013.

	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2014:
Basic EPS	$2,721	2,705,675	$1.01
Dilutive effect of potential common stock options	—	10,199	—

Diluted EPS	$2,721	2,715,874	$1.00

2013:
Basic EPS	$1,463	1,881,354	$0.78
Dilutive effect of potential common stock options	—	—	—

Diluted EPS	$1,463	1,881,354	$0.78

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

The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income at December 31:

	2014
(In thousands)	Unrealized Gains and Losses on Available-for- Sale	Defined Benefit Pension Items	Total
Beginning balance	($544)	$9	($535)

Other comprehensive income (loss) before reclassifications	2,010	(532)	1,478
Amounts reclassified from accumulated other comprehensive income(1)	(463)	—	(463)

Tax effect of current period changes(2)	(526)	181	(345)

Net current-period other comprehensive income (loss)	1,021	(351)	670

Ending balance	$477	($342)	$135

(1)	Included in gain on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in tax expense on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

	2013
	Unrealized Gains and Losses on Available-for- Sale	Defined Benefit Pension Items	Total
Beginning balance	$632	$—	$632

Other comprehensive income (loss) before reclassifications	(1,664)	14	(1,650)
Amounts reclassified from accumulated other comprehensive loss(1)	(117)	—	(117)

Tax effect of current period changes(2)	605	(5)	600

Net current-period other comprehensive income (loss)	(1,176)	9	(1,167)

Ending balance	($544)	$9	($535)

(1)	Included in gain on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in tax expense on the Consolidated Statements of Income.

Reclassifications

For purposes of comparability, certain prior period amounts may have been reclassified to conform with the 2014 presentation. Such reclassifications had no impact on net income.

New Accounting Standards

In January 2014, FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects”. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-01 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

Issued in January 2014, ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)” clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The adoption of ASU 2014-04 will be a change in presentation only for the newly required disclosures and is not expected to have a significant impact to the Company’s consolidated financial statements.

In May 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers.” This standards update provides a framework that replaces most existing revenue recognition guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is evaluating the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASC Update 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” In addition to new disclosure requirements, ASC Update 2014-11 requires that all repurchase-to-maturity transactions be accounted for as secured borrowings rather than as sales of financial assets. Also, all transfers of financial assets executed contemporaneously with a repurchase agreement with the same counterparty must be accounted for separately, the result of which would be the treatment of such transactions as secured borrowings. ASC Update 2014-11 is effective for public business entities’ interim and annual reporting periods beginning after December 15, 2014. The adoption of ASC Update 2014-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASC Update 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASC Update 2014-12 clarifies guidance related to accounting for share-based payment awards with terms that allow an employee to vest in the award regardless of whether the employee is rendering service on the date a performance target is achieved. ASC Update 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASC Update 2014-12 is effective for public business entities’ interim and annual reporting periods beginning after December 15, 2014, with earlier adoption permitted. The adoption of ASC Update 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASC Update 2014-14, “Receivables - Troubled Debt Restructuring by Creditors.” ASC Update 2014-14 clarifies troubled debt restructuring guidance related to the classification and measurement of certain government-sponsored loan guarantee programs upon foreclosure. ASC Update 2014-14 is effective for public business entities’ interim and annual reporting periods beginning after December 15, 2014, with earlier adoption permitted. The adoption of ASC Update 2014-14 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASC Update 2014-15, “Presentation of Financial Statements - Going Concern.” ASC Update 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The standards update describes how an entity’s management should assess whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASC Update 2014-15 is effective for public business entities’ annual reporting periods ending after December 15, 2016, with earlier adoption permitted. The adoption of ASC Update 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Note 2 – Business Combination

Riverview and Citizens National Bank of Meyersdale (“Citizens”) entered into an Agreement and Plan of Merger, dated October 30, 2014 (the “Merger Agreement”), pursuant to which Citizens will merge with and into Riverview Bank, with Riverview Bank surviving (the “Merger”). In the Merger, each share of Citizens common stock that is outstanding, other than treasury stock, will be converted into either (1) $38.46 in cash or 2.9586 shares of Riverview common stock, at the election of each Citizens shareholder, subject to proration in order to ensure that no more than 20% of the outstanding Citizens shares are converted into cash consideration. Riverview Bank and Citizens will be combined in a statutory merger under the provisions of the Pennsylvania Banking Code, and Riverview Bank will survive as the resulting institution.

The Merger cannot take place until the parties receive the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“DOB”), as well as the approval of the shareholders of Citizens.

On November 1, 2013, the Company was formed through the consolidation of Riverview Financial Corporation (predecessor to the present Riverview entity) and Union pursuant to an Amended and Restated Agreement and Plan of Consolidation (“the “Agreement”), dated April 24, 2013. On that same date, Union Bank and Trust Company, the wholly owned subsidiary of Union, merged with and into Riverview Bank, which is the wholly owned subsidiary of the Company. The primary reason for the combination was to pool resources to provide greater products and services to customers in the contiguous counties, and provide cost savings.

The shareholders of Riverview received 1.00 share of the Company’s common stock for each share of Riverview common stock they owned on the effective date of the consolidation. Union shareholders received 1.95 shares of the Company’s common stock for each share of Union common stock they owned on the effective date of the consolidation. In accordance with the Agreement, the Company issued a total of 2,703,840 shares. The shareholders of Riverview and Union did not recognize gain or loss for federal income tax purposes on the shares that were exchanged for the Company’s common stock in the consolidation.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the effective date of the consolidation. This transaction was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Accordingly the purchase price was allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values as of the effective date of the consolidation.

(In thousands)	Acquired on November 1, 2013
Assets:
Cash and cash equivalents	$15,580
Investment securities	29,211
Net loans	75,351
Bank premises and equipment	1,660
Other assets	5,941

Total assets	$127,743

Liabilities:
Noninterest-bearing deposits	$26,687
Interest-bearing deposits	88,290
Other liabilities	1,984

Total liabilities	116,961

Net assets acquired	$10,782

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

The fair value of certain assets and certain liabilities were based on quoted prices from reliable market sources. When quoted market prices were not available, the estimated fair values were based upon the best information available, including obtaining prices for similar assets and liabilities, and the results of using other valuation techniques. The prominent other valuation techniques used were the present value technique and appraisal/third party valuations. When the present value technique was employed, the associated cash flow estimates incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Company assumed the historical book value of certain assets and liabilities represented a reasonable proxy for fair value. The Company determined that there were no other categories of identifiable intangible assets arising from the Union consolidation other than the core deposit intangible.

The following presents the unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2013 as though Union had been consolidated on January 1st. The information is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies if they actually completed the consolidation at the beginning of the period presented, nor does it indicate future results for any other interim or full year period. The proforma earnings per share were calculated using the Company’s actual weighted average shares outstanding for the period presented.

(In thousands, except per share data)	2013
Total revenues, net of interest expense	$14,731

Net income	1,910

Basic and dilutive earnings per share	$1.02

The pro forma net income amount for the year ended 2013, includes a bargain purchase gain of $629,000 and pre-tax expenses of $1,611,000, both associated with the consolidation. Net income of Union subsequent to the consolidation that is included in the consolidated net income for the year ended December 31, 2013 is $448,000.

Note 3 - Restriction on Cash and Due from Banks

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2014 and 2013 was approximated at $8,805,000 and $5,943,000, respectively. In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services. The Bank maintains balances with its correspondent banks that may exceed federal insured limits, which management considers to be a normal business risk.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Note 4 - Investment Securities Available-for-Sale

The amortized cost and estimated fair values of investment securities available-for-sale are reflected in the following schedules at December 31, 2014 and 2013:

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency securities	$798	$20	$1	$817
State and municipal	23,296	474	62	23,708
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	20,676	229	3	20,902
Collateralized mortgage obligations (CMOs)	2,364	28	1	2,391
Corporate debt obligations	489	16	—	505
Equity securities, financial services	471	24	—	495

	$48,094	$791	$67	$48,818

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency securities	$1,405	$—	$49	$1,356
State and municipal	37,686	176	819	37,043
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	13,226	43	128	13,141
Collateralized mortgage obligations (CMOs)	3,387	8	65	3.330
Corporate debt obligations	1,852	1	2	1,851
Equity securities, financial services	512	15	2	525

	$58,068	$243	$1,065	$57,246

The amortized cost and fair value of debt securities available-for-sale at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	2,848	2,841
Due after five years through ten years	8,522	8,675
Due after ten years	13,213	13,514

	24,583	25,030

Mortgage-backed securities	20,676	20,902
CMOs	2,364	2,391
Equity securities, financial services	471	495

	23,511	23,788

	$48,094	$48,818

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Securities with an amortized cost of $47,084,000 and $53,401,000 and a fair value of $47,768,000 and $52,598,000 at December 31, 2014 and 2013, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2014:
Available-for-sale:
U.S. Government agency securities	$49	$1	$—	$—	$49	$1
State and municipal	2,034	5	3,455	57	5,489	62
Mortgage-backed securities	3,699	3	—	—	3,699	3
Collateralized mortgage obligations (CMOs)	423	1	100	—	523	1
Corporate debt obligations	—	—	—	—	—	—
Equity securities, financial services	—	—	—	—	—	—

	$6,205	$10	$3,555	$57	$9,760	$67

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2013:
Available-for-sale:
U.S. Government agency securities	$1,241	$49	$—	$—	$1,241	$49
State and municipal	22,098	729	1,862	90	23,960	819
Mortgage-backed securities	7,441	128	—	—	7,441	128
Collateralized mortgage obligations (CMOs)	2,618	65	—	—	2,618	65
Corporate debt obligations	1,362	2	—	—	1,362	2
Equity securities, financial services	39	2	—	—	39	2

	$34,799	$975	$1,862	$90	$36,661	$1,065

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

At December 31, 2014, sixteen securities had unrealized losses as compared with eighty securities at December 31, 2013. Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues. As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

As part of its strategy to manage interest rate risk and prepayment risk inherent within the investment portfolio, the Bank sold twenty available for sale securities during 2014 totaling $10,179,000 as compared to selling eight available-for-sale securities during 2013 totaling $7,177,000. Gross realized gains for 2014 amounted to $506,000 and gross realized losses were $43,000, resulting in a $463,000 net gain from the sale. This compares with 2013 where gross realized gains amounted to $118,000 and gross realized losses were $1,000, resulting in a $117,000 net gain from the sale. The Bank reinvested the proceeds from the sale to fund loan growth.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

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

The Bank’s management monitors the loan portfolio on a regular basis with consideration given to detailed analysis of loans by portfolio segment. Portfolio segments represent pools of loans with similar risk characteristics. There are eight portfolio segments – commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. For the purpose of estimating the allowance for loan losses, each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/construction loans are also evaluated for loan participations bought and loans generated by the branches and commercial offices in Schuylkill and Berks counties, which are newer marketed areas adjacent to the Bank’s original geographic footprint. In addition, there are evaluations for the acquired Union Bank and Trust portfolio.

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

Activity for these related party loans was as follows for the year ended December 31, 2014 (in thousands):

Balance – January 1	$5,198
Advances	5,319
Payments	(3,921)

Balance – December 31	$6,596

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

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

The following table presents an aging of loans receivable by loan portfolio segments as of December 31, 2014 and December 31, 2013, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
December 31, 2014:
Commercial	$24	$41	$364	$429	$36,872	$37,301	$—
Commercial real estate:
Non-owner occupied	15	5,426	162	5,603	97,823	103,426	—
Owner occupied	621	—	758	1,379	70,178	71,557	294
1-4 family investment	—	515	446	961	23,838	24,799	132
Commercial land and land development	16	—	215	231	11,210	11,441	—
Residential real estate	739	425	1,805	2,969	70,484	73,453	214
Home equity lines of credit	103	59	436	598	17,637	18,235	—
Consumer	6	5	3	14	2,467	2,481	3

Total	$1,524	$6,471	$4,189	$12,184	$330,509	$342,693	$643

December 31, 2013:
Commercial	$218	$17	$449	$684	$36,569	$37,253	$298
Commercial real estate:
Non-owner occupied	62	—	3,990	4,052	73,765	77,817	—
Owner occupied	996	15	540	1,551	66,849	68,400	156
1-4 family investment	139	92	458	689	25,512	26,201	458
Commercial land and land development	80	—	215	295	12,299	12,594	—
Residential real estate	1,627	593	1,334	3,554	77,568	81,122	193
Home equity lines of credit	163	—	448	611	16,920	17,531	40
Consumer	20	—	—	20	2,399	2,419	—

Total	$3,305	$717	$7,434	$11,456	$311,881	$323,337	$1,145

Loan balances above include net deferred loan fees of $716,000 and $534,000 at December 31, 2014 and 2013, respectively.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower. Such loans approximated $4,245,000 and $7,013,000 at December 31, 2014 and December 31, 2013, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $342,000 for the twelve months ended December 31, 2014 and $241,000 for the twelve months ended December 31, 2013, respectively.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

The following presents loans by loan portfolio segments that were on a nonaccrual status as of December 31, 2014 and December 31, 2013:

(In thousands)	December 31, 2014	December 31, 2013
Commercial	$515	$324
Commercial real estate:
Non-owner occupied	162	3,990
Owner occupied	701	674
1-4 family investment	384	168
Commercial land and land development	215	215
Residential real estate	1,735	1,167
Home equity lines of credit	533	475

Total	$4,245	$7,013

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

The following presents impaired loans by loan portfolio segments as of December 31, 2014 and December 31, 2013:

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2014:
Loans with no related allowance recorded:
Commercial	$1,193	$1,193	$—	$1,213	$32
Commercial real estate:
Non-owner occupied	1,893	1,893		1,904	69
Owner occupied	904	904	—	922	61
1-4 family investment	857	857	—	1,057	28
Commercial land and land development	215	215	—	215	—
Residential real estate	1,834	1,834	—	1,892	82
Home equity lines of credit	774	774	—	791	11
Consumer	—	—	—	—	—

Loans with an allowance recorded:
Commercial	—		—	—	—
Commercial real estate:
Non-owner occupied	141	141	50	144	2
Owner occupied	282	282	22	316	—
1-4 family investment	191	191	5	194	—
Commercial land and land development	—	—	—	—	—
Residential real estate	124	124	5	126	5
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	1,193	1,193	—	1,213	32
Commercial real estate:
Non-owner occupied	2,034	2,034	50	2,048	71
Owner occupied	1,186	1,186	22	1,238	61
1-4 family investment	1,048	1,048	5	1,251	28
Commercial land and land development	215	215	—	215	—
Residential real estate	1,958	1,958	5	2,018	87
Home equity lines of credit	774	774	—	791	11
Consumer	—	—	—	—	—

	$8,408	$8,408	$82	$8,774	$290

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2013:
Loans with no related allowance recorded:
Commercial	$857	$857	$—	$870	$40
Commercial real estate:
Non-owner occupied	5,895	5,895	—	6,489	70
Owner occupied	1,172	1,172	—	1,571	34
1-4 family investment	1,076	1,076	—	1,097	33
Commercial land and land development	215	215	—	218	8
Residential real estate	1,816	1,816	—	2,016	37
Home equity lines of credit	772	772	—	790	11
Consumer	—	—	—	—	—

Loans with an allowance recorded:
Commercial	166	166	1	188	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
1-4 family investment	—	—	—	—	—
Commercial land and land development	—	—	—	—	—
Residential real estate	128	128	8	129	8
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	1,023	1,023	1	1,058	40
Commercial real estate:
Non-owner occupied	5,895	5,895	—	6,489	70
Owner occupied	1,172	1,172	—	1,571	34
1-4 family investment	1,076	1,076	—	1,097	33
Commercial land and land development	215	215	—	218	8
Residential real estate	1,944	1,944	8	2,145	45
Home equity lines of credit	772	772	—	790	11
Consumer	—	—	—	—	—

	$12,097	$12,097	$9	$13,368	$241

The recorded investment in impaired loans decreased by $3,689,000 at December 31, 2014 as compared to December 31, 2013. This decrease resulted primarily from the collection of a large commercial real estate loan totaling $3,646,000 in the non-owner occupied segment which was one of the Union Bank purchased impaired loans.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDR”). A loan is deemed to be a TDR when the Bank agrees to a modification in the terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. As of December 31, 2014, there were 22 restructured loans totaling $6,596,000 with 15 separate and unrelated borrowers who were experiencing financial difficulty. The modifications on these loans included reductions in interest rates, extension of maturity dates, lengthening of amortization schedules and provisions for interest only payments. There are no commitments to extend additional funds to any of these borrowers. At December 31, 2013, there were 22 restructured loans totaling $7,071,000 with 15 separate and unrelated borrowers.

The following tables present the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the twelve months ended December 31, 2014 and 2013, as well as the number and recorded investment in these loans that subsequently defaulted. Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2014:
Troubled Debt Restructurings:
Commercial	—	$—	$—
Commercial real estate:
Non-owner occupied	—	—	—
Owner occupied	—	—	—
1-4 family investment	1	81	81
Commercial land and land development	—	—	—
Residential real estate	—	—	—
Home equity lines of credit	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	$—
Commercial real estate:
Non-owner occupied	—	—
Owner occupied	—	—
1-4 family investment	—	—
Commercial land and land development	—	—
Residential real estate	—	—
Home equity lines of credit	—	—
Consumer	—	—

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2013:
Troubled Debt Restructurings:
Commercial	—	$—	$—
Commercial real estate:
Non-owner occupied	—	—	—
Owner occupied	—	—	—
1-4 family investment	—	—	—
Commercial land and land development	—	—	—
Residential real estate	1	63	63
Home equity lines of credit	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	$—
Commercial real estate:
Non-owner occupied	—	—
Owner occupied	—	—
1-4 family investment	—	—
Commercial land and land development	—	—
Residential real estate	—	—
Home equity lines of credit	—	—
Consumer	—	—

Allowance for Loan Losses

The allowance for loan losses is composed of individual valuation allowances deemed necessary to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, and loan pool

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

valuation allowances, allocated and unallocated, deemed necessary to absorb losses which are not specifically identified but are inherent in the portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. If the allowance for loan losses is not sufficient to cover actual loan losses, the Bank‘s earnings may be reduced.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing. Such a valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall revealed by this analysis results in a specific allowance for the loan. Pursuant to policy, loan losses must be charged off in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management in conjunction with outside sources are used to determine whether full collectability of a loan is not reasonably assured. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments. Individual loan analyses are performed quarterly on specific loans considered to be impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activity, but which, unlike individual allowances, have been allocated to unimpaired loans within the following eight portfolio segments: commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. Each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/ construction loans are also evaluated for loan participations bought, and for loans generated by the branches and commercial offices in Schuylkill and Berks counties, which are newer market areas adjacent to the Bank’s original geographic footprint. In addition, there are evaluations for the acquired Union Bank and Trust portfolio.

The Bank measures estimated credit losses on each of these groups of loans based on the historical loss rate of each group. The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters. In the case of the acquired Union Bank and Trust portfolio, the historical loss rate is calculated based on the average annualized net charge-offs over the five calendar quarters since acquisition.

Loss factors are ascribed to loan segments based on the relative risk in each segment as indicated by historical loss ratios, the level of criticized/classified assets, and the nature of each segment in terms of collateral and inherent risk of the loan type. Management believes that historical losses or even recent trends in losses do not form a sufficient basis to determine the appropriate level for the allowance. Management therefore also considers the following qualitative factors that are likely to cause estimated credit losses associated with each of the portfolio segments to differ from historical loss experience:

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

•	Changes in the quality of the Bank’s loan review system;

•	The existence and effect of any concentrations of credit, and the changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements in the level of estimated credit losses in the existing portfolio.

Each portfolio segment is examined quarterly with regard to the impact of each of these factors on the quality and risk profile of the pool, and adjustments ranging from zero to fifty basis points per factor are calculated. The sum of these qualitative factor adjustments are added to the historical loss ratio for each segment, and the resulting percentage is applied to the loan balance of the segment to arrive at the required loan pool valuation allowance. An unallocated valuation allowance estimate is also made. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill/Berks County regions;

•	other potential exposure in the acquired Union Bank and Trust portfolio;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes appropriate at the time.

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

All secured consumer loans, except those secured by a primary or secondary residences, are charged off when they become 120 days delinquent, or when it is determined that the debt is uncollectible.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Uncollateralized portions of residential real estate loans and consumer loans secured by real estate are charged off no later than when they are180 days past due. Current appraisals are obtained to determine the appropriate carrying balance with any exposed portion of the loan principal balance being charged off.

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the years ended December 31, 2014 and 2013 as follows:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for Loan Losses as of December 31, 2014:
Beginning balance	$424	$875	$831	$373	$144	$567	$103	$30	$316	$3,663
Charge-offs	36	244	—	93	—	140	—	11		524
Recoveries	119	—	—	—	—	3	—	5		127
Provision	(177)	749	(118)	89	(29)	271	1	(9)	(251)	526

Ending balance	$330	$1,380	$713	$369	$115	$701	$104	$15	$65	$3,792

Ending balance: individually evaluated for impairment	$—	$50	$22	$5	$—	$5	$—	$—	$—	$82

Ending balance: collectively evaluated for impairment	$330	$1,330	$691	$364	$115	$696	$104	$15	$65	$3,710

Loans as of December 31, 2014:
Ending balance	$37,301	$103,426	$71,557	$24,799	$11,441	$73,453	$18,235	$2,481		$342,693

Ending balance: individually evaluated for impairment	$1,193	$2,034	$1,186	$1,048	$215	$1,958	$774	$—		$8,408

Ending balance: collectively evaluated for impairment	$36,108	$101,392	$70,371	$23,751	$11,226	$71,495	$17,461	$2,481		$334,285

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of December 31, 2013:
Beginning balance	$545	$841	$774	$456	$143	$582	$72	$26	$297	$3,736
Charge-offs	—	—	222	167	—	314	65	4	—	772
Recoveries	30	—	26	1	—	—	—	2	—	59
Provision	(151)	34	253	83	1	299	96	6	19	640

Ending balance	$424	$875	$831	$373	$144	$567	$103	$30	$316	$3,663

Ending balance: individually evaluated for impairment	$1	$—	$—	$—	$—	$8	$—	$—	$—	$9

Ending balance: collectively evaluated for impairment	$423	$875	$831	$373	$144	$559	$103	$30	$316	$3,654

Loans as of December 31, 2013:
Ending balance	$37,253	$77,817	$68,400	$26,201	$12,594	$81,122	$17,531	$2,419		$323,337

Ending balance: individually evaluated for impairment	$1,023	$5,895	$1,172	$1,076	$215	$1,944	$772	$—		$12,097

Ending balance: collectively evaluated for impairment	$36,230	$71,922	$67,228	$25,125	$12,379	$79,178	$16,759	$2,419		$311,240

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

The following table presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of December 31, 2014 and 2013:

		Commercial Real Estate
(In thousands)	Commercial	Non -Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total
December 31, 2014:
1 – Excellent	$275	$—	$—	$—	$—	$—	$—	$161	$436
2 – Good	3,975	169	1,682	46	183	—	—	—	6,055
3 – Satisfactory	30,593	93,180	61,916	18,445	10,671	68,288	16,894	2,320	302,307
4 – Watch	722	4,697	5,743	3,704	154	1,728	489	—	17,237
5 – Special Mention	145	3,031	1,031	1,741	218	124	319	—	6,609
6 – Substandard	1,591	2,349	1,185	863	215	3,313	533	—	10,049
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$37,301	$103,426	$71,557	$24,799	$11,441	$73,453	$18,235	$2,481	$342,693

December 31, 2013:
1 – Excellent	$682	$—	$—	$—	$—	$—	$—	$179	$861
2 – Good	4,652	208	2,184	59	195	—	30	—	7,328
3 – Satisfactory	29,519	71,375	59,884	18,928	11,670	76,298	16,145	2,240	286,059
4 – Watch	916	2,596	4,235	5,062	298	1,735	515	—	15,357
5 – Special Mention	376	2,616	904	1,187	216	127	366	—	5,792
6 – Substandard	1,108	1,022	1,193	965	215	2,962	475	—	7,940
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$37,253	$77,817	$68,400	$26,201	$12,594	$81,122	$17,531	$2,419	$323,337

The adequacy of the allowance is analyzed quarterly, and adjusted to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio. Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2014, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the loan portfolio.

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

As part of its acquisition due diligence process, the Bank reviewed the acquired institution’s loan grading system and the associated risk rating for loans. In performing this review, the Bank considers cash flows, debt service coverage, delinquency status, accrual status, and collateral for the loan. This process allowed Riverview to clearly identify the population of acquired loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that the Bank would be unable to collect all contractually required payments. All such loans identified by the Bank were considered to be within the scope of ASC 310-30, Loan and Debt Securities Acquired with Deteriorated Credit Quality and are identified as “Purchased Credit Impaired Loans”.

As part of the consolidation with Union, effective November 1, 2013, the Bank identified fourteen purchased credit impaired (“PCI”) loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Bank to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Bank then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan. The Bank’s evaluation of the amount of future cash flows that it expects to collect is based on a cash flow methodology that involves assumptions and judgments as to credit risk, collateral values, discount rates, payment speeds, and prepayment risk. Charge-offs of the principal amount on purchased impaired loans are first applied to the non-accretable discount.

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

The following is a summary of the loans purchased in the Union transaction as November 1, 2013, the date of consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Union	(In thousands)
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

The unpaid principal balances and the related carrying amount of acquired loans as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$2,672	$7,010
Carrying Amount	713	4,411
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	59,808	70,358
Carrying Amount	57,920	68,284
Total Purchased Loans
Outstanding balance	62,480	77,368
Carrying Amount	58,633	72,695

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Balance – beginning of period	$378	$—
Union acquisition	—	386
Accretion recognized during the period	(746)	(23)
Net reclassification from non-accretable to accretable	678	15

Balance – end of period	$310	$378

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at December 31:

	Estimated Useful Life	2014	2013
		(In thousands)
Land	—	$2,171	$1,410
Bank premises	7-50 years	7,559	8,876
Leasehold improvements	10-30 years	2,700	131
Furnishings and equipment	3-10 years	3,312	3,898

Construction in progress	—	39	93

		15,781	14,408
Accumulated depreciation		(4,341)	(6,056)

		$11,440	$8,352

Operating and Capital Leases

The Bank entered into a fifteen year operating lease agreement in 2003 for the land on which the Duncannon office is located. In 2005, the Bank entered into an agreement to lease an office on Good Hope Road in Hampden Township, Cumberland County, on which lease payments began in 2006 and extend through 2017. As part of the consolidation with Halifax, effective December 31, 2008, the Bank assumed the lease of the then Halifax National Bank’s branch in Elizabethville, Dauphin County, which began in 2008 and expires in 2018. During the latter part of 2010, the Bank entered into an agreement to lease the land occupied by the office located on East Wiconisco Avenue, Tower City, Schuylkill County, on which lease payments began 2010 and extend through 2035. The Bank entered into an agreement during July 2011 to lease a branch office in Cressona, Schuylkill County, in which lease payments commenced August 2011 and extend through July 2016. During September 2011, the Bank entered into agreements to lease a commercial office in Pottsville and a branch office in Orwigsburg, Schuylkill County, in which lease payments commenced January 2012 through December 2016. Effective July 31, 2012, the Bank entered into an agreement to lease a commercial condominium unit in Wyomissing, Berks County, with lease payments commencing August 1, 2012 through July 31, 2013 and renewed on a month-to-month basis until June 2014. On April 10, 2014, the Bank entered into an Assumption and Assignment Agreement to assume the property lease from another financial institution for a branch office located at 2800 State Hill Road, Wyomissing, Berks County with payments commencing June 1, 2014. The initial term of this lease expires 12/31/2022. On December 27, 2012, the Bank acquired a wealth management company and assumed the lease of its commercial office located in Orwigsburg, Schuylkill County in which lease payments of the original lease commenced May 1, 2012 and extend through April 30, 2015. The Bank is responsible for taxes, utilities and other expenses related to the properties. All of the lease agreements contain renewal options. Total expense for operating leases in 2014 and 2013 was $358,000 and $294,000, respectively.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

At December 31, 2014, future minimum lease payments under non-cancelable lease arrangements are as follows (in thousands):

Years ending December 31,
2015	$389
2016	368
2017	204
2018	179
2019	148
Thereafter	884

Effective October 11, 2012, Union entered into an installment lease purchase agreement relating to a branch office that was being built at 100 Hollywood Boulevard, Orwigsburg, Schuylkill County, Pennsylvania 17901. This capital lease was assumed by the Bank as part of the consolidation. Once the construction on this property was completed, the lease term commenced January 2014 in accordance with the commencement notice. On April 8, 2014, the Bank entered into a purchase and sale agreement to purchase the property for $1,771,185. Under the agreement, the Bank received as credit against the purchase price, an amount equal to all lease payments made from January 1, 2014 through January 15, 2015, which is the closing date. The amount of the credit against the purchase price amounted to $121,185.

Note 7 – Goodwill and Intangible Assets

Goodwill and intangible assets were $3,678,000 at December 31, 2014 and $3,968,000 at December 31, 2013. The carrying amount of goodwill was $2,297,000 at December 31, 2014 and 2013. The intangible assets decreased to $1,381,000 at December 31, 2014 from $1,670,000 at December 31, 2013. The decrease in intangibles is attributable to amortization expense.

The gross carrying amount and accumulated amortization related to intangible assets at December 31, 2014 and 2013 are presented below:

	December 31,
	2014		2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Core deposit intangibles- HNB	$173	$145	$173	$126
Core deposit intangibles- Union	1,264	224	1,264	32
Customer list intangible	463	160	463	84
Loan servicing rights	57	47	57	45

Total intangible assets	$1,957	$576	$1,957	$287

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

Amortization expense for all other intangible assets totaled $286,000 and $135,000 for the years ended 2014 and 2013, respectively, and is reflected within the consolidated statements of income.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Riverview estimates the amortization expense for the core deposit and customer list intangibles as follows (in thousands):

Years ending December 31,
2015	$259
2016	231
2017	194
2018	169
2019	144
Thereafter	374

$1,371

Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the years ended December 31, 2014 and 2013.

Note 8 - Deposits

Deposits at December 31, 2014 and 2013 are summarized as follows:

(Dollars in thousands)	December 31,
	2014		2013
	Balance	Average Rate	Balance	Average Rate
Non-interest bearing demand	$53,620	0.00%	$50,151	0.00%
Interest-bearing demand	132,860	0.39%	127,992	0.49%
Savings	83,748	0.27%	90,919	0.46%
Time	102,034	1.05%	113,253	1.42%

Total deposits	$372,262		$382,315

Scheduled contractual maturities of time deposits at December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$61,237
2016	12,573
2017	19,034
2018	6,583
2019	2,238
Thereafter	369

$102,034

Time deposits of $100,000 or more at December 31, 2014 and 2013 approximated $34,200,000 and $39,850,000, respectively.

Interest expense on time deposits of $100,000 or more approximated $407,000 and $490,000 for the years ended December 31, 2014 and 2013, respectively.

The Bank accepts deposits from its executive officers, directors, their immediate families, and affiliated companies on the same terms as those for comparable transactions of unrelated customers. The amount of these deposits totaled $1,082,000 and $3,707,000 at December 31, 2014 and 2013, respectively.

Note 9 - Borrowings

The Bank has an unsecured line of credit agreement with Atlantic Community Bankers Bank. The line amount was $7,500,000 at December 31, 2014 and $6,250,000 at December 31, 2013. Interest accrues based on the daily federal funds rate. There were no amounts outstanding on this line of credit at December 31, 2014 or 2013.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

The Bank has entered into agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”) which allow for borrowings up to a percentage of certain qualifying collateral assets. At December 31, 2014, the Bank had a maximum borrowing capacity of approximately $182,064,000 with the FHLB of Pittsburgh. The borrowing capacity is collateralized by security agreements in certain real estate loans valued at $264,545,000 recorded on the books of the Bank. Borrowings from the FHLB of Pittsburgh include long-term borrowing agreements which are subject to restrictions and penalties for early repayment under certain circumstances and borrowings under repurchase advance agreements.

A summary of short-term borrowings is as follows at December 31:

	2014	2013	2012
	(Dollars in thousands)

FHLB Open Repo Plus	$12,500	$—	$11,000

	$12,500	$—	$11,000

Weighted average rate at end of year	0.30%	—	0.25%
Maximum amount outstanding at any end of month	$14,000	—	$11,821
Daily average amount outstanding	$8,727	—	$6,202
Approximate weighted average interest rate for year	0.30%	—	0.26%

Long-term borrowings totaled $7,000,000 at December 31, 2014 and $10,000,000 at December 31, 2013 and are summarized as follows:

•	FHLB of Pittsburgh borrowings under long-term arrangements are summarized as follows at December 31:

Maturity Date	Interest Rate		2014	2013
			(In thousands)
04/09/18	2.90%	Fixed rate until 4/9/2013(1)	$5,000	$5,000

			$5,000	$5,000

(1)	Convertible select fixed rate to a floating rate of 3 month Libor plus 23 basis points resetting quarterly at the discretion of the FHLB.

Scheduled contractual maturities of FHLB borrowings are as follows at December 31, 2014 (in thousands):

Years Ending December 31,
2018	$5,000

$5,000

•	Riverview had a secured closed-end line of credit for $2,000,000 with The Gratz Bank, Gratz, Pennsylvania. This line was paid in full and cancelled during 2014 as compared with the $2,000,000 that was borrowed under this line at December 31, 2013.

•	During 2014, Riverview borrowed $2,000,000 under a secured term loan agreement with ACNB Bank, Gettysburg, Pennsylvania. The loan settled September 3, 2014 and matures March 3, 2031, with an interest rate (and floor) of 3.25% for 18 months, and thereafter, adjusted every three years and indexed to the weekly average yield on U. S. Treasury securities adjusted to a constant maturity of three years, plus 3%, with a floor of 4.25%. Interest is payable monthly for a period of 18 months until March 3, 2016, and thereafter 180 monthly payments of principal including interest in an amount sufficient to fully amortize the balance of the loan over 15 years. This secured term loan did not exist at December 31, 2013.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Contractual principal payments for the secured term loan are expected to be as follows (in thousands):

Years Ending December 31,
2015	$-
2016	73
2017	101
2018	105
2019	109
Thereafter	1,612

$2,000

•	Riverview has a $5,000,000 secured guidance line of credit with ACNB Bank, which was a modification of an original $3,000,000 guidance line of credit. At December 31, 2014 there were no outstanding borrowings under this line. At December 31, 2013 Riverview’s secured guidance line of credit with ACNB Bank was $3,000,000 and the amount borrowed under this line was $3,000,000. The maximum term of the facility is 42 months non-revolving draw period followed by a principal repayment term. The interest rate is fixed at 3.99% until January 11, 2016. Thereafter, the interest rate will be adjusted every three years and indexed to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, as made available by the Federal Reserve, plus 3%, rounded up to the nearest 0.125%, with a floor of 4.25%. Each advance under the loan will require monthly interest only payments until January 11, 2016. Thereafter, each advance shall require180 monthly payments of principal including interest in an amount sufficient to fully amortize the balance of the loan over the term of the loan.

Both the term loan and guidance line of credit with ACNB Bank are secured by 1,175,000 shares of the Bank’s common stock. This represents approximately 67% of the issued and outstanding shares of Riverview Bank common stock and this percentage must be maintained at all times during the life of the loans. Both borrowing facilities are subject to prepayment penalties equal to 2% of the amount prepaid if prepaid by a third party. If at any time either of these borrowing facilities is in default, all loans outstanding with ACNB Bank will be considered in default and all outstanding amounts will be immediately due and payable in full.

Note 10 – Employee Benefit Plans

Defined Contribution Plan

The Bank maintains a contributory 401(k) retirement plan for all eligible employees. Currently, the Bank’s policy is to match 100% of the employees’ voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation. Additionally, the Bank may make discretionary contributions to the plan after considering current profits and business conditions. The amount charged to expense in 2014 and 2013 totaled $420,000 and $332,000, respectively. Of these amounts, discretionary contributions approximated $253,000 and $204,000, respectively.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

•	upon termination of service as a Director on or after the age of 65, provided the Director agrees to provide certain ongoing services for Riverview;

•	upon termination of service as a Director due to a disability prior to age 65;

•	upon a change of control;

•	upon the death of a Director after electing to be a Director Emeritus.

Expenses recorded under the terms of this agreement were $45,000 and $38,000 for the years ended December 31, 2014 and 2013, respectively.

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

The accrued benefit obligations for all the plans total $1,645,000 at December 31, 2014 and $1,220,000 at December 31, 2013 and are included in other liabilities. Expenses relating to these plans totaled $159,000 and $70,000 in the years ended December 31, 2014 and 2013, respectively.

Stock Option Plan

In January 2009, Riverview implemented a nonqualified stock option plan. The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of the common stock of Riverview to secure, retain and motivate its directors, officers and key employees and to align such person’s interests with those of Riverview’s shareholders. Originally, shares of Riverview’s common stock that may be issued or transferred under this plan could not exceed, in the aggregate, 170,000 shares. On January 4, 2012, the 2009 Stock Option Plan was amended and restated to increase the total number of shares of common stock that may be issued under the Plan through grants of nonqualified stock options. The amendment increased the number of shares available under the Plan, in the aggregate, to 220,000 shares from 170,000 shares that were originally documented in the Plan. On April 16, 2014 the 2009 the Plan was again amended and restated to increase the total number of shares of common stock by 130,000 shares thus increasing the total number of available shares under the Plan to 350,000 shares.

The vesting schedule for all options is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

participant shall become fully vested and remain exercisable for the option grant’s remaining term. As of December 31, 2014, there were 174,250 option grants fully vested and exercisable. This was the result of the Board of Director’s approval as of December 31, 2013 to accelerate the vesting period for these options, which resulted in the Company recording an additional expense of $117,000 for the 2013 year end. There was no acceleration of vesting during 2014.

A summary of the status of Riverview’s stock option plan as of December 31, 2014 is as follows:

Options	Shares	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2014	179,250	$10.58
Granted	147,950	9.93
Forfeited	—	—
Exercised	(5,000)	10.60

Outstanding – December 31, 2014	322,200	$10.29

Options exercisable at year end	174,250
Weighted average fair value of options per share granted during the year	$1.47
Remaining contractual life	7.5 years

The fair value of each option granted during 2014 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no options granted during 2013.

	2014 Option Grants
	January	May

Number of options	40,750	107,200
Fair value per share	$1.66	$1.40
Dividend yield	5.64%	5.50%
Expected life	8.5 years	8.5 years
Expected volatility	32.48%	27.55%
Risk-free interest rate	2.17%	2.25%

Information pertaining to options outstanding at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$9.75 - $10.60	322,200	7.5 years	$10.29	174,250	$10.58	2.7 years

There was intrinsic value associated with the 322,200 outstanding stock options at December 31, 2014 considering that the market value of the stock as of the close of business at year end was $15.25 per share as compared with the option exercise price of $10.60 for 165,000 options, $10.35 for 9,250 options, $9.75 for 40,750 options and $10.00 for 107,200 options.

Riverview accounts for these options in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

exchange for such an award. Riverview is amortizing compensation expense over the vesting period, or seven years. Total compensation expense relating to the options that has been recognized is $296,000, out of which $24,000 was recorded for the twelve months ended December 31, 2014. The remaining unrecognized compensation expense as of December 31, 2014 was $194,000. In comparison with 2013, $160,000 in option compensation expense was recorded for the twelve months ended December 31, 2013. The increase in option compensation expense in 2013 was due to the Board of Director’s approval to accelerate the vesting period for 179,250 outstanding options, which represented an additional expense of $117,000.

For the twelve months ended December 31, 2014, 147,950 options were granted during the first and second quarters of 2014 and 5,000 options were exercised in the third quarter of 2014. No options were either granted or exercised during 2013.

Defined Benefit Pension Plan

As a result of the consolidation with Union, the Company took over Union’s noncontributory defined benefit pension plan, which substantially covered all Union employees. The plan benefits were based on average salary and years of service. Union elected to freeze all benefits earned under the plan effective January 1, 2007.

The Company accounts for the defined benefit pension plan in accordance with FASB ASC Topic 715, Compensation- Retirement Plans. This guidance requires the Company to recognize the funded status (i.e. the difference between the fair value of the plan assets and the projected benefit obligation) of the benefit plan.

The following table presents the plan’s funded status and the amounts recognized in the Company’s consolidated financial statements for 2014 and 2013. The measurement date, for purposes of these valuations, was December 31, 2014 and 2013.

(In thousands)	Twelve Months Ended 12/31/2014	Two Months Ended 12/31/2013
Obligations and funded status:
Change in benefit obligations:
Benefit obligation beginning January 1, 2014 and November 1, 2013	$3,923	$3,908
Interest cost	174	28
Benefits paid	(243)	(20)
Change in actuarial assumption	450	7
Experience gain at 1/1/2014	(12)	—

Benefit obligation at end of year	4,292	3,923

Change in plan assets:
Fair value of plan assets at January 1, 2014 and November 1, 2013	3,674	3,642
Adjustment to asset value at 1/1/2014	1	—
Actual return on plan assets	119	52
Benefits paid	(243)	(20)

Fair value of plan assets at end of year	3,551	3,674

Funded status included in other liabilities	($741)	($249)

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Amounts related to the plan that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows for the years ended December 31:

(In thousands)	2014	2013
Net income (loss)	($532)	$14
Less: Income tax effect	181	(5)

Net amount recognized in other comprehensive income (loss)	($351)	$9

The amount of net actuarial gain or loss expected to be amortized in 2015 is $6,000.

Net periodic pension expense included the following components for the years ended December 31:

(In thousands)	Twelve Months Ended 12/31/2014	Two Months Ended 12/31/2013

Interest cost	$174	$28
Expected return on plan assets	(213)	(32)

Net periodic pension gain	($39)	($4)

The accumulated benefit obligation was $4,292,000 at December 31, 2014 and $3,923,000 at December 31, 2013.

The following is a summary of actuarial assumptions used for the Company’s pension plan:

	2014	2013
Discount rate	3.72%	4.60%
Expected long-term rate of return on plan assets	6.00%	6.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan’s assets. Analysis of the historic returns on these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2015	$233
2016	230
2017	223
2018	219
2019	219
2020 – 2024	1,185

Total	$2,309

The Company’s pension plan asset allocations, by asset category, are as follows:

	2014	2013

Cash and cash equivalents	0.00%	0.54%
Equity	76.42%	75.95%
Fixed income	23.58%	23.51%

Total	100.00%	100.00%

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

The fair value of the Company’s pension plan assets at December 31, 2014 by asset category are as follows:

	2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$—	$—	$—	$—
Mutual funds:
One year fixed income fund	837	837	—	—
Short-term investment grade fund	1,048	1,048	—	—
GNMA fund	210	210	—	—
Index 500 fund	306	306	—	—
Value index fund	358	358	—	—
Mid cap value index fund	154	154	—	—
U.S. targeted fund	207	207	—	—
International value fund	132	132	—	—
International small cap value fund	122	122	—	—
Emerging markets core equity fund	112	112	—	—
Real estate securities fund	43	43	—	—
International real estate fund	22	22	—	—

Total assets	$3,551	$3,551	$—	$—

	2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$20	$20	$—	$—
Mutual funds:
One year fixed income fund	864	864	—	—
Short-term investment grade fund	1,079	1,079	—	—
GNMA fund	215	215	—	—
Index 500 fund	314	314	—	—
Value index fund	366	366	—	—
Mid cap value index fund	157	157	—	—
U.S. targeted fund	210	210	—	—
International value fund	269	269	—	—
Emerging markets core equity fund	114	114	—	—
Real estate securities fund	44	44	—	—
International real estate fund	22	22	—	—

Total assets	$3,674	$3,674	$—	$—

The valuation used is based on quoted market prices provided by an independent third party.

The Company does not expect to contribute to the plan in 2015.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Note 11 - Taxes

Income tax expense (benefit) and the related effective income tax rates are comprised of the following items for the years ended December 31:

(Dollars in thousands)	2014		2013
Tax at statutory rates	$1,172	34%	$412	34%
Tax-exempt interest income	(284)	(8%)	(273)	(23%)
Life insurance income	(75)	(2%)	(75)	(6%)
Interest disallowance	8	—	11	1%
Low income housing credit	(123)	(4%)	(123)	(10%)
Bargain purchase gain	—	—	(214)	(18%)
Other	29	1%	12	1%

Federal Income Taxes	$727	21%	($250)	(21%)

Deferred income taxes result from income and expense items which are recognized for financial statement purposes in different reporting periods than for federal income tax purposes. The current and deferred portions of applicable income taxes (benefits) for the years ended December 31 are as follows:

(In thousands)	2014	2013
Current tax	$570	$517
Deferred tax expense (benefit)	157	(767)

Applicable Federal Income Tax Expense (Benefit)	$727	($250)

The Company records deferred taxes, at the 34% tax rate, on cumulative temporary differences. Components of deferred tax assets and liabilities, included in other assets on the consolidated balance sheet, are as follows at December 31:

(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$854	$759
Non-accrual loan interest	225	185
Deferred compensation	560	506
Purchase accounting adjustments	449	787
Alternative minimum tax credit carryforwards	406	455
OREO valuation	162	149
Acquisition costs Union	269	288
Acquisition costs Citizens	28	—
Unfunded pension liability	265	89
Stock options	100	—
Low income housing credit carryforwards	1,020	897
Net operating loss carryforwards	494	641
Unrealized loss on investment securities	—	280
Valuation allowance on the fair value of investment securities acquired	83	123
Other	49	46

	4,964	5,205
Deferred tax liabilities:
Accumulated depreciation	(626)	(570)
Unrealized gain on investment securities	(246)	—

	(872)	(570)

Net Deferred Tax Asset	$4,092	$4,635

The Company has not recorded a valuation allowance for the deferred tax assets as management believes it is more likely than not that they will be ultimately realized.

The Company recorded a $463,000 net gain from the sale of available-for-sale securities during 2014, which was taxed at 34%, or $156,000. This is in comparison with a $117,000 net gain from the sale of available-for-sale securities during 2013, which was taxed at 34%, or $40,000. The low income housing credits (“LIHC”) and net operating losses (“NOL”) can both be carried forward for 20 years. The LIHC credits have accumulated for 2006-2014 and will not expire until 2026-2033. The NOL has accumulated for 2010 – 2014 and will not expire until 2030-2033.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Uncertain Tax Positions

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for certain tax positions, the Company has evaluated its tax position as of December 31, 2014. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax position exists, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2014, the Company had no material unrecognized tax benefits or accrued interest and penalties. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the Consolidated Statements of Income. At December 31, 2014 and 2013, there was no liability for unrecognized tax benefits. The Company and its subsidiary are subject to U. S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania.

The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011.

Note 12 - Financial Instruments with Off Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extensions of credit, is based on management’s credit evaluation of the customer. Collateral requirements vary but may include investments, property, plant and equipment, and income-producing commercial properties. For loans secured by real estate, the Bank generally requires loan to value ratios of no greater than 80%. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The current amount of the liability as of December 31, 2014 and 2013 for guarantees under standby letters of credit is not material.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows at December 31:

	Contract or Notional Amount
	2014	2013
	(In thousands)
Commitments to grant loans	$17,046	$17,060
Unfunded commitments of existing loans	33,603	26,785
Standby and performance letters of credit	2,667	2,995

	$53,316	$46,840

Note 13 - Concentrations of Credit Risk

Substantially all of the Company’s business activity, including loans and loan commitments, is with customers located within its trade area within the counties of Berks, Cumberland, Dauphin, Northumberland, Perry and Schuylkill, Pennsylvania. A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceeds 10% of loans outstanding in any one category.

The following table presents loan concentrations as of December 31, 2014 and December 31, 2013.

(Dollars in thousands)	December 31, 2014	December 31, 2013
Loans to Lessors of:
Residential buildings and dwellings	$51,248	$45,815
Nonresidential buildings	56,626	35,946

Such loans were not made to any one particular borrower or industry. However, the quality of these loans could be affected by the region’s economy and overall real estate market. Although delinquent loans increased nominally during the year in these portfolios, the level of non-performing loans decreased significantly and the performance and loss ratio of these portfolios continues to be acceptable.

Note 14 - Regulatory Matters and Shareholders’ Equity

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required if the total of all dividends declared by a state-chartered bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At December 31, 2014, $2,541,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined). Management believes that as of December 31, 2014, the Bank meets all the capital adequacy requirements to which it is subject.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

As of December 31, 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since year end that management believes have changed the Bank’s category.

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

The Bank’s actual capital ratios, at December 31, 2014 and 2013 and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are summarized below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$37,899	11.5%	$26,385	≥8.0%	$32,982	≥10.0%
Tier 1 capital (to risk-weighted assets)	34,096	10.3	13,193	≥4.0	19,789	≥6.0
Tier 1 capital (to average total assets)	34,096	8.0	17,103	>4.0	21,378	≥5.0

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)	$35,504	11.5%	≥$24,688	≥8.0%	≥$30,860	≥10.0%
Tier 1 capital (to risk-weighted assets)	31,835	10.3	≥12,344	≥4.0	≥18,516	≥6.0
Tier 1 capital (to average total assets)	31,835	8.2	≥15,494	>4.0	≥19,368	≥5.0

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates set forth herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

The Fair Value Measurements standard establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this standard are as follows:

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. At December 31, 2014 and 2013 the Company had no liabilities subject to fair value reporting requirements.

The fair value of securities available for sale are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For these securities, the Company obtains fair value measurements from an independent pricing service. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2014:
U.S. Government agency securities	$817	$—	$817	$—
State and municipal	23,708	—	23,708	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	20,902	—	20,902	—
Collateralized mortgage obligations (CMOs)	2,391	—	2,391	—
Corporate debt obligations	505	—	505	—
Equity securities, financial services	495	495	—	—

Securities available-for- sale	$48,818	$495	$48,323	$—

December 31, 2013:
U.S. Government agency securities	$1,356	$—	$1,356	$—
State and municipal	37,043	—	37,043	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	13,141	—	13,141	—
Collateralized mortgage obligations (CMOs)	3,330	—	3,330	—
Corporate debt obligations	1,851	—	1,851	—
Equity securities, financial services	525	525	—	—

Securities available-for- sale	$57,246	$525	$56,721	$—

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

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

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral. The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Riverview using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at the lower of cost or fair value of the underlying collateral less estimated costs to sell on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $8,408,000 at December 31, 2014, out of which $738,000 required a valuation allowance of $82,000. This compares with impaired loans of $12,097,000 at December 31, 2013, out of which $294,000 required a valuation allowance of $9,000.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Goodwill

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. The Company did not incur goodwill impairment during the years ended December 31, 2014 or 2013.

A summary of assets at December 31, 2014 and 2013 measured at estimated fair value on a nonrecurring basis is as follows:

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
December 31, 2014:
Loans held for sale	$—	$216	$—	$216	$—
Other real estate owned	—	1,022	—	1,022	(317)
Impaired loans, net of related allowance	—	656	—	656	—

Total	$—	$1,894	—	$1,894	($317)

	Level 1	Level 2	Level 3	Total	Total Gains/ Losses
	(In thousands)
December 31, 2013:
Loans held for sale	$—	$245	$—	$245	$—
Other real estate owned	—	915	106	1,021	(580)
Impaired loans, net of related allowance	—	285	—	285	—

Total	$—	$1,445	$106	$1,551	($580)

The following table presents additional quantitative information about assets measures at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value (in thousands):

December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	$106	Appraisal of collateral(1)	Appraisal and liquidation adjustments(2)	0-20 (10.88	% %)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral. When an appraisal is older than two years, the asset is categorized as a Level 3.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2014 and 2013.

Cash and cash equivalents (carried at cost):

The carrying reported in the balance sheet for cash, due from banks, federal funds sold and interest-bearing deposits approximate those assets’ fair values.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Interest-bearing time deposits with banks (carried at cost):

Fair values for fixed-rate time certificates of deposit approximate cost. The Company generally purchases amounts below the insured limit, thus limiting the amount of credit risk on these time deposits.

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

Lease payable

The carrying amounts of lease payables approximate their fair values.

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

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

The estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 are presented as follows:

		Fair Value Measurements at December 31, 2014 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$14,580	$14,580	$14,580	$—	$—
Interest-bearing time deposits	992	992	992	—	—
Investment securities	48,818	48,818	—	48,818	—
Mortgage loans held for sale	216	216	—	216	—
Loans, net	338,901	341,121	—	341,121	—
Accrued interest receivable	1,237	1,237	1,237	—	—
Restricted investments in bank stocks	1,002	1,002	—	—	1,002

Financial liabilities:
Deposits	372,262	366,510	—	366,510	—
Capital lease payable	1,655	1,655	—	1,655	—
Short-term borrowings	12,500	12,499	—	12,499	—
Long-term borrowings	7,000	7,283	—	7,283	—
Accrued interest payable	154	154	154	—	—

Off balance sheet financial instruments	—	—	—	—	—

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

		Fair Value Measurements at December 31, 2013 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$24,062	$24,062	$24,062	$—	$—
Interest-bearing time deposits	1,244	1,244	1,244	—	—
Investment securities	57,246	57,246	—	57,246	—
Mortgage loans held for sale	245	245	—	245	—
Loans, net	319,674	322,452	—	322,452	—
Accrued interest receivable	1,380	1,380	1,380	—	—
Restricted investments in bank stocks	1,030	1,030	—	—	1,030

Financial liabilities:
Deposits	382,315	368,530	—	368,530	—
Long-term borrowings	10,000	10,340	—	10,340	—
Accrued interest payable	197	197	197	—	—

Off balance sheet financial instruments	—	—	—	—	—

Note 16 - Commitments and Contingencies

The Company may be subject to numerous claims and lawsuits which arise primarily in the normal course of business. At December 31, 2014, there were no such claims or lawsuits which, in the opinion of management, would have a materially adverse effect on the financial position or results of operations of the Company.

Note 17 – Riverview Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

	December 31,
	2014	2013
	(In thousands)
Assets
Cash and cash equivalents	$35	$3,202
Investment in bank subsidiary	40,089	37,959
Real estate, net	73	73
Other assets	16	3

	$40,213	$41,237

Liabilities and Shareholders’ Equity
Long-term borrowings	$2,000	$5,000
Other liabilities	5	9

Total Liabilities	2,005	5,009

Shareholders’ equity	38,208	36,228

	$40,213	$41,237

Notes to Consolidated Financial Statements (continued)

December 31, 2014 and 2013

Statements of Income

	Years Ended December 31,
	2014	2013
	(In thousands)
Income, dividends from bank subsidiary	$1,364	$1,228
Interest expense	103	119

Income Before Equity in Undistributed (Distributions in Excess of) Net Income of Subsidiary	1,261	1,109
Undistributed net income of subsidiary	1,460	354

Net Income	$2,721	$1,463

Total Comprehensive Income	$3,391	$296

Statements of Cash Flows

	Years Ended December 31,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net income	$2,721	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Option expense	24	160
Undistributed net income of subsidiary	(1,460)	(354)
(Increase) decrease in accrued interest receivable and other assets	(13)	2
Increase (decrease) in accrued interest payable and other liabilities	(4)	7

Net Cash Provided by Operating Activities	1,268	1,278

Cash Flows from Financing Activities
Proceeds from long-term debt	—	2,999
Repayment of long-term borrowings	(3,000)	—
Proceeds from exercise of options	53	—
Dividends paid	(1,488)	(1,118)

Net Cash Provided by (Used in) Financing Activities	(4,435)	1,881

Increase (Decrease) in Cash and Cash Equivalents	(3,167)	3,159
Cash and Cash Equivalents - Beginning	3,202	43

Cash and Cash Equivalents - Ending	$35	$3,202

Note 18 – Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In preparing these consolidated financial statements, Riverview evaluated the events and transactions that occurred from the date of the financial statements through March 30, 2015, the date these consolidated financial statements were issued, and has identified the following events that require recognition or disclosure in the consolidated financial statements:

•	The Corporation filed a Form S-4 – Proxy Statement / Prospectus (Registration No. 333-201017), which became effective on February 11, 2015.

•	On February 10, 2015, Riverview received approval from the Pennsylvania Department of Banking and Securities relating to the merger with Citizens.

•	On April 8, 2014, the Bank entered into a purchase and sale agreement to purchase the branch property located at 100 Hollywood Boulevard, Orwigsburg, Pennsylvania for $1,771,185. Under the agreement, the Bank was to receive as credit against the purchase price, an amount equal to all lease payments made from January 1, 2014 through January 15, 2015, which was the closing date for this transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits to the Securities and Exchange Act of 1934 is recorded, processed and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on their evaluation of those controls and procedures as of December 31, 2014, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting.

Management is responsible for establishing and maintaining internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness our internal control over financial reporting based on the “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

/s/ Robert M. Garst	/s/ Theresa M. Wasko
Chief Executive Officer	Chief Financial Officer

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which exempt smaller reporting companies from this requirement, thus permitting the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about Directors

The four (4) persons below are Class 2 directors and are up for re-election at the 2015 Annual Meeting of Shareholders.

Nominees for Class 2 Directors

For a Term of Three Years

Name and Age Nominees:	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries
Daniel R. Blaschak, 56	1994(3)	Mr. Blaschak is a director of Blaschak Coal Corporation and a director and treasurer of Penn Equipment Corporation and Fisher Mining Company. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 1994. We believe Mr. Blaschak’s qualifications to sit on our Board of Directors include his leadership skills, his knowledge of local communities served by the Bank, and his 20 years of experience as a bank board member.

Joseph D. Kerwin, 51	2005(1)(2)	Mr. Kerwin is a practicing attorney with over 25 years of experience and is a partner with the law firm of Kerwin & Kerwin located in Elizabethville, Pennsylvania. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2005. We believe Mr. Kerwin’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and his knowledge of the communities served by the Bank.

John M. Schrantz, 64	1994(1)(2)	Mr. Schrantz is President of the Rohrer Companies, Inc. (Rohrer Bus Service). He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1994. Mr. Schrantz has been the Vice-Chairman of the Board of Riverview and the Bank since their inception in December 2008. We believe Mr. Schrantz’s qualifications to sit on our Board of Directors include his financial expertise and leadership skills as president of a local company.

David A. Troutman, 58	2002(1)(2)	Mr. Troutman is President and owner of A.W. Troutman DBA/ Troutman’s Chevrolet – Buick - GMC, an automobile dealership in Millersburg, PA; owner of W.C. Troutman Company, a finance company in Millersburg, PA; and owner of Lykens Valley Golf Course in Millersburg, PA. He formerly served as a director of Halifax National Bank since 2002. We believe Mr. Troutman’s qualifications to sit on our Board of Directors include his business expertise and leadership skills as president and owner of a local company and his knowledge of the communities served by the Bank.

Information regarding the Corporation’s continuing directors is provided as follows:

Class 3 Directors to serve until 2016

Name and Age	Director Since		Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries
Felix E. Bartush, Jr., 70	1998	(3)	Mr. Bartush is the President of Bartush Signs, Inc. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 1998. We believe Mr. Bartush’s qualifications to sit on our Board of Directors include his extensive sales and marketing experience, his leadership abilities as president of a company and his knowledge of local communities served by the Bank.

Albert J. Evans, 47	2007	(3)	Mr. Evans is practicing attorney for more than 20 years and is a Vice President of the law firm of Fanelli, Evans & Patel, P.C. located in Pottsville, Pennsylvania. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 2007. We believe Mr. Evans’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and his knowledge of local communities served by the Bank.

Arthur M. Feld, 72	1998	(1)(2)	Mr. Feld is an Attorney-at-Law. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1998. We believe Mr. Feld’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and 16 years of experience as a board member.

Kirk D. Fox, 48	2007	(1)(2)	Mr. Fox is President of Riverview Financial Corporation and Riverview Bank. Mr. Fox was an Executive Vice President of HNB Bancorp, Inc. and Chief Lending Officer of Halifax National Bank from August 2004 to December 31, 2008. Prior to that Mr. Fox was Vice President and Commercial Loan Officer for Community Bank, where he worked since 1988. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. We believe Mr. Fox’s qualifications to sit on our Board of Directors include his vast banking knowledge and his experience, leadership skills and familiarity with the communities served by the Bank.

R. Keith Hite, 67	2006	(1)(2)	Mr. Hite is a Vice President with Blackford Ventures, a Lancaster, Pennsylvania based investment capital firm. He retired five years ago, after 30 years as Executive Director of the Pennsylvania State Association of Township Supervisors. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Hite’s qualifications to sit on our Board of Directors include his executive leadership skills in managing a state association and his extensive knowledge of local markets served by the Bank.

David W. Hoover, 54	2007	(1)(2)	Mr. Hoover is the owner and President of Hoover Financial Services, Inc., which is an accounting/tax preparation/business consulting firm located in Halifax, Pennsylvania for nearly 20 years. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. Mr. Hoover has been the Chairman of the Board of Riverview Financial Corporation and Riverview Bank since their inception December 2008. We believe Mr. Hoover’s qualifications to sit on our Board of Directors include his leadership skills, financial expertise and his knowledge of the communities served by the Bank.

Class 1 Directors to serve until 2017

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries
James G. Ford, II, 67	2006(1)(2)	Mr. Ford is President of the J. LeRue Hess Agency, Inc. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Ford’s qualifications to sit on our Board of Directors include his extensive sales and marketing experience in the insurance industry as well as his leadership as president of a company.

Robert M. Garst, 56	2008(1)(2)	Mr. Garst is Chief Executive Officer of Riverview Financial Corporation and Riverview Bank. Prior to that Mr. Garst was Executive Vice President of First Perry Bancorp, Inc. and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was Executive Vice President and Chief Lending Officer of Pennsylvania State Bank. We believe Mr. Garst’s qualifications to sit on our Board of Directors include his vast banking knowledge and experience, his executive leadership skills and his expertise in organizing and developing corporate strategies.

Howard R. Greenawalt, 62	2012(2)	Mr. Greenawalt is a certified public accountant and a former owner and officer of Greenawalt & Company, P.C., a public accounting firm located in Mechanicsburg, Pennsylvania. He retired as an owner of the firm on January 1, 2012, but continues as an employee of the firm. We believe Mr. Greenawalt’s qualifications to sit on our Board of Directors include his extensive accounting and tax background and his familiarity with the Corporation and its wholly-owned bank subsidiary considering he prepared the corporate tax returns for both entities prior to his retirement from his accounting firm.

William C. Yaag, 63	2012(3)	Mr. Yaag is a partner, treasurer and general manager of Dan-Ed Corporation, which does business as Guers Dairy in Pottsville, Pennsylvania. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 2012. We believe Mr. Yaag’s qualifications to sit on our Board of Directors include his leadership skills and experience in managing a local company and his knowledge of local communities served by the Bank.

(1)	Includes service as a director of First Perry Bancorp, Inc. and its subsidiary, The First National Bank of Marysville and HNB Bancorp, Inc. and its subsidiary, Halifax National Bank.
(2)	Includes service as a director of Riverview Financial Corporation and its subsidiary, Riverview Bank.
(3)	Although the individual became a director of the Corporation effective November 1, 2013 as a result of the consolidation with Union Bancorp, Inc., the year presented includes service as a director of Union Bancorp, Inc. and its subsidiary, Union Bank and Trust Company.

Executive Officers

The following table provides information, as of December 31, 2014, about the Corporation’s executive officers.

Name	Age	Principal Occupation For the Past Five Years and Position Held with Riverview Financial Corporation and Subsidiaries
Robert M. Garst	56	Mr. Garst is the Chief Executive Officer of Riverview Financial Corporation and Riverview Bank. Mr. Garst was the Executive Vice President of First Perry Bancorp, Inc. and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was an Executive Vice President and Chief Lending Officer of Pennsylvania State Bank.

Kirk D. Fox	48	Mr. Fox is the President of Riverview Financial Corporation and Riverview Bank. Mr. Fox was an Executive Vice President of HNB Bancorp, Inc. and an Executive Vice President and Chief Lending Officer of Halifax National Bank from August 2004 until December 31, 2008. Prior to that, Mr. Fox was a Vice President and Commercial Loan Officer for Community Bank, where he worked from 1988 to 2004. He has served as director of Halifax National Bank since 2007.

Brett D. Fulk	46	Mr. Fulk is the Chief Operations Officer of Riverview Financial Corporation and Riverview Bank since he joined the corporation and bank in July 2011. From November 2007 to June 2011, Mr. Fulk served as a Managing Director of Commercial Services, Pennsylvania division, Regional Executive, and Region President for Susquehanna Bank. From 1990 to 2007, Mr. Fulk served in the capacity of Region President in both the Northcentral PA and York Regions for CommunityBanks (which was acquired by Susquehanna Bank).

The Board of Directors of the Corporation has a separate Audit Committee comprised of independent directors. The members of the Audit Committee are R. Keith Hite, Chairman, Daniel R. Blaschak, Arthur M. Feld and Joseph D. Kerwin. The Audit Committee does not feel that one specific expert is required given the combined skills of all of the committee members, each of which have a sufficient understanding of the issues necessary for the successful function of the Audit Committee.

The Corporation adopted a Code of Ethics that applies to all directors, officers and employees of the Corporation and the Bank. The Code of Ethics defines the standards of honesty, integrity, impartiality and conduct that are essential to ensure the proper performance of the Company’s business and to ensure the public trust. A copy of the full text of the Code of Ethics may be obtained by contacting Kandi Lopp, Secretary, Riverview Financial Corporation, 3901 North Front Street, Harrisburg, Pennsylvania 17110.

ITEM 11.	EXECUTIVE COMPENSATION.

Directors’ Compensation

The following table summarizes the total compensation paid to independent directors during the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash (1) ($)	Bonus ($)	Option Awards (2) ($)	Options Exercised (3) ($)	Total ($)
Felix E. Bartush, Jr.	20,000	—	6,528	—	26,528
Daniel R. Blaschak	20,000	—	6,528	—	26,528
Albert J. Evans	20,000	—	6,528	—	26,528
Arthur M. Feld	22,000	—	6,528	8,100	36,628
James G. Ford, II	20,000	—	6,528	—	26,528
Howard R. Greenawalt	20,000	—	6,528	—	26,528
R. Keith Hite	22,000	—	6,528	—	28,528
David W. Hoover	27,500	—	6,528	—	34,028
Joseph D. Kerwin	20,000	—	6,528	—	26,528
John M. Schrantz	26,500	—	6,528	—	33,028
David A. Troutman	21,000	—	6,528	—	27,528
William C. Yaag	20,000	—	6,528	—	26,528

(1)	Retainer fee for services as a director.
(2)	Options were granted during 2014. The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the common stock option grants for the named executives was $1.66 per share for the 2,583 options granted to each director on January 3, 2014 and $1.40 per share for the 1,600 options granted to each director on May 5, 2014.
(3)	The bargain element in the exercise of 5,000 options, which was reported as income, was the difference between the market value of the stock on the exercise date, which was $12.22 per share, and the exercise price of the options, which was $10.60 per share.

The Corporation maintains a “Director Deferred Fee Agreement” (DDFA) which allows electing directors to defer payment of their director fees until a future date. Under this agreement, the estimated present value of the future benefits is accrued over the effective dates of the agreement at an interest rate that is declared annually by the Board of Directors. Accordingly, the Board of Directors declared the interest rate to be 7.50% for 2014 for the Agreements with Directors Garst, Fox and Yaag.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Option Awards (1)	All Other Compensation		Total
Robert M. Garst, Chief Executive Officer	2014	$325,000	$25,000		$28,000	$51,180	(2)	$429,180
	2013	220,000	100,000	(8)	—	58,524	(3)	378,524
Kirk D. Fox, President	2014	325,000	25,000		28,000	98,139	(4)	476,139
	2013	220,000	100,000	(8)	—	53,404	(5)	373,404
Brett D. Fulk Chief Operations Officer	2014	310,000	25,000		28,000	43,453	(6)	406,453
	2013	210,000	100,000	(8)	—	35,555	(7)	345,555

(1)	The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the common stock option grants for the named executives was $1.40 per share for 2014.
(2)	Includes an automobile allowance for personal use of $2,249; 401(k) match of $9,000; life insurance premiums of $296; profit sharing of $13,000; country club membership of $10,217; deferred compensation earnings of $1,418; and director fees of $15,000.
(3)	Includes an automobile allowance for personal use of $3,972; 401(k) match of $10,200; life insurance premiums of $296; profit sharing of $12,518; country club membership of $12,538; vacation reimbursement of $4,000; and director fees of $15,000.
(4)	Includes an automobile allowance for personal use of $1,702; 401(k) match of $7,800; life insurance premiums of $296; profit sharing of $13,000; change of $9,492 in accrued pension value of supplemental retirement plan; deferred compensation earnings of $45,834; country club membership of $1,015; vacation reimbursement of $4,000; and director fees of $15,000.
(5)	Includes an automobile allowance for personal use of $1,373; 401(k) match of $7,704; life insurance premiums of $296; profit sharing of $17,361; change of $8,580 in accrued pension value of supplemental retirement plan; country club membership of $3,090; and director fees of $15,000.
(6)	Includes an automobile allowance for personal use of $5,388; 401(k) match of $10,400; life insurance premiums of $285; profit sharing of $13,000; private and country club membership of $1,445; and change of $6,828 in accrued pension value of supplemental retirement plan; vacation reimbursement of $4,000; and discount of $2,107 associated with the purchase of stock under the Employee Stock Purchase Plan.

(7)	Includes an automobile allowance for personal use of $4,092; 401(k) match of $10,200; life insurance premiums of $285; profit sharing of $12,241; private and country club membership of $2,533; and change of $6,204 in accrued pension value of supplemental retirement plan.
(8)	Includes a $10,000 contractual bonus paid upon achieving the 2013 budgeted net profit. The remaining balance of $90,000 was discretionary as determined by the Compensation Committee and approved by the Board of Directors. Extraordinary awards were made to recognize work related to the acquisition and integration of Union Bancorp, Inc.

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

Riverview maintains an “Executive Deferred Compensation” program in which one of Riverview’s executives participates, allowing the executive to defer payment of his base salary, bonus and performance based compensation until a future date. Under this agreement, the estimated present value of the future benefits is accrued over the effective dates of the agreement at an interest rate that is declared annually by the board of directors. Accordingly, the board of directors declared the interest rate to be 7.50% for 2014. The agreement is unfunded, with benefits to be paid from Riverview’s general assets.

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

In establishing base salaries for 2014, the Compensation Committee considered the Corporation’s financial performance in comparison with historical trends and peer group and market based industry data. In consideration of the difficult economic conditions prevailing in 2014 and the Corporation’s financial performance in spite of such conditions, and to maintain a competitive salary base for the executive officers, the Committee determined that an increase in base salary for 2014 was appropriate.

Bonuses

The annual bonus is tied to the Corporation’s performance and is not only granted to the named executive officers but was granted to all employees of the Corporation during 2014. This award is made at the discretion of the Board of Director if the Board is of the opinion that such an award is merited. The bonus is designed to align the employees’ interests with those of shareholders by linking the Corporation’s performance to such a cash award.

Profit Sharing/401(k) Plan

Executive officers participate in the Profit Sharing/401(k) Plan, which is offered to all full-time employees who have completed at least one year of service and are at least 18 years of age. This plan is a means for employees to contribute and save for their retirement, and it has a combined tax qualified savings feature and profit sharing feature for employees. The Corporation makes a contributory match to the plan for each participating employee of 4% of their respective compensation. The Corporation may also make a discretionary contribution annually to the plan based upon the corporation’s financial performance. This discretionary contribution is designed to award employees for contributing to the Corporation’s financial success. Contributions are expressed as a percentage of base salary and executive officers receive the same percentage of base salary as all other employees. During 2014, the percentage of the discretionary contribution made to all eligible 401(k) participants was approximately 5%.

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

2009 Grants of Plan-Based Awards

In January 2009, the Corporation implemented a nonqualified stock option plan. Effective January 4, 2012, the Corporation increased the number of shares of the Corporation’s common stock that may be issued or transferred under this plan from 170,000 shares, in the aggregate, to 220,000 shares. On April 16, 2014, the 2009 the Plan was again amended and restated to increase the total number of shares of common stock by 130,000 shares thus increasing the total number of available shares under the Plan to 350,000 shares.

In accordance with the 2009 Plan, the vesting schedule for the options is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date. However, on December 18, 2013, the Board of Directors approved accelerating the vesting of the 179,250 options that were granted and outstanding to date.

The following table presents equity incentive plan awards outstanding at December 31, 2014 for each named executive officer and information relating to those option awards that are unexercised and option awards that have not vested:

Outstanding Equity Awards at December 31, 2014

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Grant Date	Option exercise price ($/Share)(1)	Option Expiration Date
Robert M. Garst	25,000	—	1/21/2009	$10.60	1/21/2019
	2,000	—	9/16/2009	$10.60	9/16/2019
	750	—	12/07/2011	$10.60	12/07/2021
	—	20,000	5/5/2014	$10.00	5/5/2024
Kirk D. Fox	25,000	—	1/21/2009	$10.60	1/21/2019
	3,000	—	9/16/2009	$10.60	9/16/2019
	—	20,000	5/5/2014	$10.00	5/5/2024
Brett Fulk	11,000	—	12/07/2011	$10.60	12/07/2021
	10,000	—	1/4/2012	$10.35	1/4/2022
	—	20,000	5/5/2014	$10.00	5/5/2024

(1)	On December 7, 2011, the Board of Directors approved the reduction of the exercise price of the options granted in 2009 and 2011 from $13.00 per share to $10.60 per share, which was the fair market value of the stock at that date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee examines the compensation structure of the Company and establishes the compensation of officers and employees of the Company. The Committee recommends to the full Board of Directors for its approval the compensation (both salary and bonus) of such persons based on, among other things: the overall performance of the Company and the amounts allocated in the Company’s budget toward compensation.

The Compensation Committee is comprised of Joseph D. Kerwin, Chairman, David W. Hoover and John M. Schrantz., who are all considered to be independent (as independence is currently defined in the NASDAQ listing standards). In addition, Robert M. Garst, Chief Executive Officer, and Kirk D. Fox, President, are ex officio members of the Compensation Committee, but do not participate in their own review or vote on their own compensation increases. During 2014, there were no interlocking relationships between Riverview’s executives and compensation committee members, and executives and compensation committee members of other entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders

To the best of our knowledge, no person or entity owned of record or beneficially, on March 20, 2015, more than 5% of the outstanding Corporation’s common stock.

Beneficial Ownership of Executive Officers, Directors and Nominees

The following table shows, as of March 20, 2015, the amount and percentage of the Corporation’s common stock beneficially owned by each director, each nominee, each named executive officer and all directors, nominees and executive officers of the corporation as a group.

Unless otherwise indicated in a footnote appearing below the table, all shares reported in the following table are owned directly by the reporting person. The number of shares owned by the directors, nominees and executive officers is rounded to the nearest whole share.

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Directors and Nominees:
Felix E. Bartush, Jr.	45,145	1.60%
Daniel R. Blaschak	16,086	0.57%
Albert J. Evans	7,467	0.26%
Arthur M. Feld (2)	20,350	0.72%
James G. Ford, II (3)	15,675	0.56%
Kirk D. Fox (4)	36,557	1.30%
Robert M. Garst (5)	38,728	1.37%
Howard R. Greenawalt	8,000	0.28%
R. Keith Hite (3)	34,750	1.23%
David W. Hoover (3)	27,794	0.99%
Joseph D. Kerwin (3)	27,893	0.99%
John M. Schrantz (3)	19,437	0.69%
David A. Troutman (3)	30,555	1.08%
William C. Yaag	8,539	0.30%

Non-Director Executive Officers:
Brett D. Fulk (6)	29,424	1.04%

All directors and executive officers as a group (15 persons)	366,400	12.99%

(1)	Beneficial ownership of shares of the Corporation’s common stock is determined in accordance with Securities and Exchange Commission Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contact, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of the stock; or (ii) investment power, which includes the power to dispose or direct the disposition of the stock; or (iii) the right to acquire beneficial ownership within 60 days after March 20, 2015.
(2)	Total includes 750 fully vested options that may be exercised at any time.
(3)	Total includes 5,750 fully vested options that may be exercised at any time.
(4)	Total includes 28,000 fully vested options that may be exercised at any time.
(5)	Total includes 27,750 fully vested options that may be exercised at any time.
(6)	Total includes 21,000 fully vested options that may be exercised at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table discloses the number of outstanding options granted by the Corporation to participants in all equity compensation plans, as well as the number of securities remaining available for future issuance under the plans as of December 31, 2014.

Information pertaining to options outstanding at December 31, 2014 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan not approved by shareholders	322,200	(1)	$10.29	22,800
Plan approved by shareholders	—		—	—

(1)	Effective January 4, 2012, the 2009 Plan was amended and restated to increase the number of common shares available under the Plan, in the aggregate, to 220,000 shares as compared with 170,000 shares. On April 16, 2014, the 2009 the Plan was again amended and restated to increase the total number of shares of common stock by 130,000 shares, thus increasing the total number of available shares under the Plan to 350,000 shares.

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

Name	Independent	Other Transactions/Relationships/Arrangements
Mr. Bartush	Yes	Signage
Mr. Blaschak	Yes	None
Mr. Evans	Yes	Legal services
Mr. Feld	Yes	Legal services – loan closings and collection work
Mr. Ford	Yes	Insurance consulting
Mr. Greenawalt	Yes	Fixed asset recordkeeping and consulting
Mr. Hite	Yes	None
Mr. Hoover	Yes	Payroll processing services
Mr. Kerwin	Yes	Legal services – contracts
Mr. Schrantz	Yes	None
Mr. Troutman	Yes	Automobile sales and repairs
Mr. Yaag	Yes	None

In each case, the Board determined that none of the transactions noted impair the independence of the director.

Some of the Corporation’s directors and executive officers and the companies with which they are associated were customers of, and had banking transactions with the Corporation’s subsidiary bank, Riverview Bank and its operating divisions, Marysville Bank and Halifax Bank, during 2014. All loans and loan commitments made to them and to their companies were made in the ordinary course of bank business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other customers of the Bank, and did not involve more than a normal risk of collectability or present other unfavorable features. The Corporation’s subsidiary bank anticipates that they will enter into similar transactions in the future.

The Board of Directors must approve all related party transactions that are significant. In turn, the director or officer in question is excused from the Board meeting at the time the decision is made.

With the exception of paying Mr. Bartush’s company $281,000 during 2014 for signage for various Bank locations, Riverview did not pay any of the other directors more than $80,000 for any services they rendered to the Corporation or to Riverview Bank during 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Upon recommendation of the Corporation’s Audit Committee, Smith Elliott Kearns & Company, LLC has been selected by the Board of Directors as the independent auditors for 2015. Smith Elliott Kearns & Company, LLC has been the independent certified public accounting firm for Riverview Financial Corporation since 2009. Aggregate fees billed by Smith Elliott Kearns & Company, LLC for services rendered in the aggregate for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Audit fees(1)	$62,600	$57,525
Audit-related fees(2)	23,195	19,020
Tax fees(3)	13,900	7,370
All other fees(4)	2,310	2,885

Total	$102,005	$86,800

(1)	Audit fees were for professional services rendered for the audits of the consolidated financial statements of the Company for the years ended December 31, 2014 and 2013, reviews of interim financial statements included in 10-Q filings for 2013 and review of the annual filings on Form 10-K for 2014 and 2013.

(2)	Audit related fees were for professional services rendered in connection with certain regulatory reporting requirements, consents and other required procedures in connection with the filings for the business combination completed in 2014 and the merger with Citizens currently underway.
(3)	Tax fees were for professional services rendered for preparation of the Company’s corporate tax returns and other tax compliance issues.
(4)	Other fees were for consultations concerning general accounting issues.

The report issued by Smith Elliott Kearns & Company, LLC in connection with the audit of the financial statements of the Corporation for the year ended December 31, 2014 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

3.	The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (Incorporated by reference to Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K filed March 4, 2015.)

10.1	Amended and Restated Executive Employment Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.1 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.2	Amended and Restated Executive Employment Agreement of Kirk D. Fox. (Incorporated by reference to Exhibit 10.2 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.3	Employment Agreement of Theresa M. Wasko. (Incorporated by reference to Exhibit 10.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.4	Employment Agreement of William L. Hummel. (Incorporated by reference to Exhibit 10.5 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.5	Acknowledgement and Release Agreement of William L. Hummel. (Incorporated by reference to Exhibit 10.6 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.6	Form of Director Deferred Fee Agreements with Directors Robert M. Garst and Kirk D. Fox. (Incorporated by reference to Exhibit 10.7 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.7	Amended and restated 2009 Stock Option Plan. (Incorporated by reference to Exhibit 99.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.8	Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009. (Incorporated by reference to Exhibit 10.11 to Riverview’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

10.9	Director Emeritus Agreement of Paul Reigle, dated May 19, 2010. (Incorporated by reference to Exhibit 10.12 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2010.)

10.10	Director Emeritus Agreement of Roland Alexander, dated August 30, 2011. (Incorporated by reference to Exhibit 10.11 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.11	Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

10.12	First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.13 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.13	First Amendment to the Director Deferred Compensation Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.14 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.14	First Amendment to the Director Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.15 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.15	Director Emeritus Agreements effective November 2, 2011 of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, Robert M. Garst, David W. Hoover, Joseph D. Kerwin and David A. Troutman. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.16	Director Emeritus Agreement effective November 2, 2011 of Director James M. Lebo. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 28, 2011.)

10.17	Director Emeritus Agreements effective November 2, 2011 of Directors R. Keith Hite and John M. Schrantz. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

10.18	Second Amended and Restated Executive Employment Agreement of Kirk D. Fox, dated November 16, 2011. (Incorporated by reference to Exhibit 10.18 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.19	Second Amended and Restated Executive Employment Agreement of Robert M. Garst, dated November 16, 2011. (Incorporated by reference to Exhibit 10.19 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.20	Noncompetition Agreement of Kirk D. Fox, dated November 16, 2011. (Incorporated by reference to Exhibit 10.20 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.21	Noncompetition Agreement of Robert M. Garst, dated November 16, 2011. (Incorporated by reference to Exhibit 10.21 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.22	Executive Employment Agreement of Brett D. Fulk, dated January 4, 2012. (Incorporated by reference to Exhibit 10.22 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.23	Supplemental Executive Retirement Plan Agreement for Brett Fulk, dated January 6, 2012. (Incorporated by reference to Exhibit 10.23 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.24	Second Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk Fox, entered into January 4, 2013. (Incorporated by reference to Exhibit 10.24 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.25	Retirement Agreement and General Release for William L. Hummel, dated March 27, 2012. (Incorporated by reference to Exhibit 10.25 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.26	Executive Employment Agreement for Terry L. Hoppes dated December 17, 2012. (Incorporated by reference to Exhibit 10.26 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.27	Employment Agreement for Robert Ulaner dated February 25, 2013. (Incorporated by reference to Exhibit 10.27 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.28	Employment Agreement for Mark F. Ketch dated April 11, 2011. (Incorporated by reference to Exhibit 10.28 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.29	Employment Agreement for Bruce Hart dated September 15, 2008. (Incorporated by reference to Exhibit 10.29 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.30	Amendment to Compensation Agreement of Harry J. Brown dated May 31, 1991. (Incorporated by reference to Exhibit 10.30 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.31	Deferred Compensation Agreement of Brett Fulk, dated December 23, 2013. (Incorporated by reference to Exhibit 10.31 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.32	Director Deferred Fee Agreement of William Yaag, dated December 26, 2013. (Incorporated by reference to Exhibit 10.32 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.33	Riverview Financial Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.33 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

21	Subsidiaries of Registrant.

23	Consent of Smith Elliott Kearns & Company, LLC

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2015

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Executive Officer)

Date:	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Robert M. Garst Robert M. Garst Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2015

By:	/s/ Theresa M. Wasko Theresa M. Wasko Chief Financial Officer (Principal Financial Officer)	March 30, 2015

By:	/s/ Felix Bartush Felix Bartush, Director	March 30, 2015

By:	/s/ Daniel R. Blaschak Daniel R. Blaschak, Director	March 30, 2015

By:	/s/ Albert J. Evans Daniel R. Blaschak, Director	March 30, 2015

By:	/s/ Arthur M. Feld Arthur M. Feld, Director	March 30, 2015

By:	/s/ James G. Ford, II James G. Ford, II, Director	March 30, 2015

By:	/s/ Kirk D. Fox Kirk D. Fox, President & Director	March 30, 2015

By:	/s/ Howard R. Greenawalt Howard R. Greenawalt, Director	March 30, 2015

By:	/s/ R. Keith Hite R. Keith Hite, Director	March 30, 2015

By:	/s/ David W. Hoover David W. Hoover, Chairman of the Board and Director	March 30, 2015

By:	/s/ Joseph D. Kerwin Joseph D. Kerwin, Director	March 30, 2015

By:	/s/ John M. Schrantz John M. Schrantz, Vice Chairman of the Board and Director	March 30, 2015

By:	/s/ David A. Troutman David A. Troutman, Director	March 30, 2015

By:	/s/ William C. Yaag William C. Yaag, Director	March 30, 2015

Exhibit Index

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (Incorporated by reference to Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K filed March 4, 2015.)

10.1	Amended and Restated Executive Employment Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.1 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.2	Amended and Restated Executive Employment Agreement of Kirk D. Fox. (Incorporated by reference to Exhibit 10.2 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.3	Employment Agreement of Theresa M. Wasko. (Incorporated by reference to Exhibit 10.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.4	Employment Agreement of William L. Hummel. (Incorporated by reference to Exhibit 10.5 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.5	Acknowledgement and Release Agreement of William L. Hummel. (Incorporated by reference to Exhibit 10.6 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.6	Form of Director Deferred Fee Agreements with Directors Robert M. Garst and Kirk D. Fox. (Incorporated by reference to Exhibit 10.7 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.7	Amended and restated 2009 Stock Option Plan. (Incorporated by reference to Exhibit 99.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.8	Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009. (Incorporated by reference to Exhibit 10.11 to Riverview’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

10.9	Director Emeritus Agreement of Paul Reigle, dated May 19, 2010. (Incorporated by reference to Exhibit 10.12 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2010.)

10.10	Director Emeritus Agreement of Roland Alexander, dated August 30, 2011. (Incorporated by reference to Exhibit 10.11 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.11	Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

10.12	First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.13 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.13	First Amendment to the Director Deferred Compensation Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.14 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.14	First Amendment to the Director Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.15 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.15	Director Emeritus Agreements effective November 2, 2011 of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, Robert M. Garst, David W. Hoover, Joseph D. Kerwin and David A. Troutman. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.16	Director Emeritus Agreement effective November 2, 2011 of Director James M. Lebo. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 28, 2011.)

10.17	Director Emeritus Agreements effective November 2, 2011 of Directors R. Keith Hite and John M. Schrantz. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

10.18	Second Amended and Restated Executive Employment Agreement of Kirk D. Fox, dated November 16, 2011. (Incorporated by reference to Exhibit 10.18 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.19	Second Amended and Restated Executive Employment Agreement of Robert M. Garst, dated November 16, 2011. (Incorporated by reference to Exhibit 10.19 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.20	Noncompetition Agreement of Kirk D. Fox, dated November 16, 2011. (Incorporated by reference to Exhibit 10.20 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.21	Noncompetition Agreement of Robert M. Garst, dated November 16, 2011. (Incorporated by reference to Exhibit 10.21 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.22	Executive Employment Agreement of Brett D. Fulk, dated January 4, 2012. (Incorporated by reference to Exhibit 10.22 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.23	Supplemental Executive Retirement Plan Agreement for Brett Fulk, dated January 6, 2012. (Incorporated by reference to Exhibit 10.23 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.24	Second Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk Fox, entered into January 4, 2013. (Incorporated by reference to Exhibit 10.24 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.25	Retirement Agreement and General Release for William L. Hummel, dated March 27, 2012. (Incorporated by reference to Exhibit 10.25 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.26	Executive Employment Agreement for Terry L. Hoppes dated December 17, 2012. (Incorporated by reference to Exhibit 10.26 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.27	Employment Agreement for Robert Ulaner dated February 25, 2013. (Incorporated by reference to Exhibit 10.27 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.28	Employment Agreement for Mark F. Ketch dated April 11, 2011. (Incorporated by reference to Exhibit 10.28 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.29	Employment Agreement for Bruce Hart dated September 15, 2008. (Incorporated by reference to Exhibit 10.29 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.30	Amendment to Compensation Agreement of Harry J. Brown dated May 31, 1991. (Incorporated by reference to Exhibit 10.30 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed August 5, 2013.)

10.31	Deferred Compensation Agreement of Brett Fulk, dated December 23, 2013. (Incorporated by reference to Exhibit 10.31 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.32	Director Deferred Fee Agreement of William Yaag, dated December 26, 2013. (Incorporated by reference to Exhibit 10.32 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.33	Riverview Financial Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.33 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

21	Subsidiaries of Registrant.

23	Consent of Smith Elliott Kearns & Company, LLC

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) furnished herewith.