Form 10-Q
period 2015-03-31
Riverview Financial Corp
filed 2015-05-14
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

333-201017

Commission File Number

RIVERVIEW FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3917371
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3901 North Front Street, Harrisburg, PA 17110

(Address of principal executive offices)

Registrant’s telephone number: 717-957-2196

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,709,764 shares of Common Stock, with no par value per share, outstanding as of May 8, 2015.

RIVERVIEW FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$9,889	$8,477
Interest bearing deposits	6,314	6,103

Cash and cash equivalents	16,203	14,580
Interest bearing time deposits with banks	992	992
Investment securities available for sale	47,378	48,818
Mortgage loans held for sale	416	216
Loans, net of allowance for loan losses of $3,735 - 2015; $3,792 - 2014	345,735	338,901
Premises and equipment	11,495	11,440
Accrued interest receivable	1,277	1,237
Restricted investments in bank stocks	1,462	1,002
Cash value of life insurance	8,638	8,587
Foreclosed assets	1,121	1,022
Goodwill	2,297	2,297
Intangible assets	1,316	1,381
Other assets	5,892	5,673

Total Assets	$444,222	$436,146

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$55,600	$53,620
Demand, interest bearing	130,475	132,860
Savings and money market	87,168	83,748
Time	99,652	102,034

Total deposits	372,895	372,262
Capital lease payable	—	1,655
Short-term borrowings	22,000	12,500
Long-term borrowings	7,000	7,000
Accrued interest payable	154	154
Other liabilities	3,870	4,367

Total Liabilities	405,919	397,938

Shareholders’ Equity
Preferred stock, 2015 and 2014, no par value; authorized 3,000,000 shares	—	—
Common stock, 2015 and 2014, no par value; authorized 5,000,000 shares; issued and outstanding 2015 and 2014 2,708,840 shares	22,077	22,077
Surplus	209	201
Retained earnings	15,796	15,795
Accumulated other comprehensive income	221	135

Total Shareholders’ Equity	38,303	38,208

Total Liabilities and Shareholders’ Equity	$444,222	$436,146

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)	Three Months Ended March 31,
	2015	2014
Interest and Dividend Income
Loans, including fees	$3,833	$3,911
Investment securities - taxable	247	289
Investment securities - tax exempt	94	186
Interest-bearing deposits	9	8
Dividends	39	8

Total Interest and Dividend Income	4,222	4,402

Interest Expense
Deposits	439	507
Short-term borrowings	15	2
Long-term debt	55	67

Total Interest Expense	509	576

Net Interest Income	3,713	3,826

Provision for Loan Losses	—	—

Net Interest Income after Provision for Loan Losses	3,713	3,826

Noninterest Income
Service charges on deposit accounts	98	108
Other service charges and fees	137	357
Earnings on cash value of life insurance	51	51
Fees and commissions from securities brokerage	209	222
Gain (loss) on sale and valuation of other real estate owned	(26)	6
Gain on other assets	—	6
Gain on sale of mortgage loans	78	75

Total Noninterest Income	547	825

Noninterest Expenses
Salaries and employee benefits	2,078	1,810
Occupancy expenses	436	387
Equipment expenses	161	149
Telecommunication and processing charges	293	267
Postage and office supplies	88	100
FDIC premiums	68	90
Bank shares tax expense	85	82
Directors’ compensation	86	84
Professional services	168	66
Amortization of intangible assets	67	74
Other expenses	328	225

Total Noninterest Expenses	3,858	3,334

Income before Income Taxes	402	1,317
Applicable Federal Income Tax Expense	28	307

Net Income	$374	$1,010

Basic and Diluted Earnings Per Share	$0.14	$0.37

Dividends Per Share	$0.14	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
	(In thousands)
Net income	$374	$1,010
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains arising during the period, net of tax of $45 and $257	86	498
Reclassification adjustment for gains included in net income	—	—

Net change in unrealized gains	86	498

Total other comprehensive income, net of tax	86	498

Total comprehensive income	$460	$1,508

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2015 and 2014

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance – January 1, 2014	$22,077	$124	$14,562	($535)	$36,228
Net income	—	—	1,010	—	1,010
Other comprehensive income	—	—	—	498	498
Compensation cost of option grants	—	2	—	—	2
Cash dividends, $0.125 per share	—	—	(337)	—	(337)

Balance – March 31, 2014	$22,077	$126	$15,235	($37)	$37,401

Balance – January 1, 2015	$22,077	$201	$15,795	$135	$38,208
Net income	—	—	374	—	374
Other comprehensive income	—	—	—	86	86
Compensation cost of option grants	—	8	—	—	8
Cash dividends, $0.1375 per share	—	—	(373)	—	(373)

Balance – March 31, 2015	$22,077	$209	$15,796	$221	$38,303

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income	$374	$1,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	154	173
Provision for loan losses	—	—
Granting of stock options	8	2
Net amortization of premiums on securities available for sale	108	90
Net (gain) loss from write-down or sale of foreclosed real estate and other assets	26	(12)
Amortization of intangible assets	67	74
Deferred income taxes	(76)	(30)
Proceeds from sale of mortgage loans	3,993	3.553
Net gain on sale of mortgage loans	(78)	(75)
Mortgage loans originated for sale	(4,115)	(3,345)
Earnings on cash value of life insurance, net	(51)	(51)
(Increase) decrease in accrued interest receivable and other assets	(228)	113
Decrease in accrued interest payable and other liabilities	(499)	(441)

Net Cash Provided by (Used in) Operating Activities	(317)	1,061

Cash Flows from Investing Activities
Net maturities of interest bearing time deposits	—	1
Securities available for sale:
Proceeds from maturities, calls and principal repayments	1,463	905
Proceeds from the sale of foreclosed real estate	244	22
Net increase in restricted investments in bank stock	(460)	(319)
Net increase in loans	(7,203)	(5,067)
Purchases of premises and equipment	(209)	(2,110)

Net Cash Used in Investing Activities	(6,165)	(6,568)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	633	(6,382)
Increase in short-term borrowings	9,500	9,945
Repayment of long-term debt	—	(3,000)
Payment of capital lease	(1,655)	—
Dividends paid	(373)	(337)

Net Cash Provided by Financing Activities	8,105	226

Net Increase (Decrease) in Cash and Cash Equivalents	1,623	(5,281)
Cash and Cash Equivalents - Beginning	14,580	24,062

Cash and Cash Equivalents - Ending	$16,203	$18,781

Supplemental Disclosures of Cash Flows Information
Interest paid	$509	$586

Income taxes paid	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$369	$96

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

On November 1, 2013, Riverview Financial Corporation and Union Bancorp, Inc. (“Union”) consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (the “Company”). The Company and its wholly-owned bank subsidiary, Riverview Bank (the “Bank”), provide loan, deposit and a full range of banking services to individuals, businesses and municipalities through two full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Enola, Cumberland County, Pennsylvania, six full service offices in Tower City, Cressona, Pottsville and Orwigsburg, Schuylkill County, Pennsylvania, three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania and a full service branch office in Wyomissing, Berks County, Pennsylvania. Effective December 27, 2012, Riverview Bank purchased a wealth management company located in Orwigsburg, Schuylkill County, Pennsylvania that provides financial advisory, insurance, trust and investment services relating to non-deposit type investment products. The wealth management company is a division of the Bank. Riverview Bank competes with several other financial institutions within its geographic footprint to provide its services to individuals, businesses, municipalities and other organizations.

The Company and The Citizens National Bank of Meyersdale, PA (“Citizens”) entered into an Agreement and Plan of Merger, dated October 30, 2014 (the “Merger Agreement”), pursuant to which Citizens will merge with and into Riverview Bank, with Riverview Bank surviving (the “Merger”). Citizens shareholders have approved the Merger, as has the Pennsylvania Department of Banking and Securities (“DOB”), subject to receipt of approval from the Company’s federal regulators. The Merger cannot take place until the parties receive the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Federal Deposit Insurance Corporation (“FDIC”).

The Bank is a Pennsylvania state-chartered financial institution. The Company and the Bank are subject to regulations of state and federal agencies, including the DOB, Federal Reserve and FDIC. These regulatory agencies periodically examine the Company and the Bank for adherence to laws and regulations.

The accounting and reporting policies followed by the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following paragraphs briefly describe the Company’s most significant accounting policies.

Principles of Consolidation and Basis of Accounting

The Company’s unaudited consolidated financial statements include the accounts of the Company and its wholly-owned bank subsidiary and its operating divisions. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the accrual basis of accounting.

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and predominant practices within the banking industry, and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or any other future period.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2015.

Note 1 - Summary of Significant Accounting Policies (continued)

Use of Estimates

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

Accounting Policies

The accounting policies of the Company as applied in the interim consolidated financial statements presented, are substantially the same as those followed on an annual basis, as applied in the Company’s annual consolidated audited financial statements included in the Company’s Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for Riverview Financial Corporation for the year ended December 31, 2014. The results of interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Segment Reporting

The Company operates in a single business segment consisting of traditional banking activities.

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from the date of the financial statements through May 14, 2015, the date this Form 10-Q was filed, and has identified the following events, that require recognition or disclosure in the consolidated financial statements:

•	On March 30, 2015, Citizens shareholders approved the Merger.

•	On April 21, 2015, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission to register a total of 150,000 common shares, of which 75,000 shares are reserved and could be used for the purchase of common shares by the Riverview Financial Corporation Employee Stock Purchase Plan and 75,000 shares are reserved and could be used for the purchase of common shares by the Riverview Financial Corporation 401(k) Retirement Plan.

Note 2 - Acquisition of Citizens National Bank of Meyersdale

The Company and Citizens National Bank of Meyersdale (“Citizens”) entered into an Agreement and Plan of Merger, dated October 30, 2014 (the “Merger Agreement”), pursuant to which Citizens will merge with and into Riverview Bank, with Riverview Bank surviving (the “Merger”). In the Merger, each share of Citizens common stock that is outstanding, other than treasury stock, will be converted into either (1) $38.46 in cash or 2.9586 shares of the Company’s common stock, at the election of each Citizens shareholder, subject to proration in order to ensure that no more than 20% of the outstanding Citizens shares are converted into cash consideration. Riverview Bank and Citizens will be combined in a statutory merger under the provisions of the Pennsylvania Banking Code, and Riverview Bank will survive as the resulting institution.

Note 2 - Acquisition of Citizens National Bank of Meyersdale (continued)

Citizens has received the approval of its shareholders and the DOB has approved the Merger, subject to receipt of approvals from the Company’s federal regulators. The Merger cannot take place until the parties receive the prior approval of the Federal Reserve and the FDIC.

Note 3 - Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares that would have been outstanding if dilutive potential common shares had been issued. The Company’s potential common stock equivalents consist of outstanding common stock options, for 322,200 shares of Riverview common stock as of March 31, 2015 and March 31, 2014.

The following table presents the computation of earnings per share for the three months ended March 31, 2015 and 2014.

	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2015:
Basic EPS	$374	2,708,840	$0.14
Dilutive effect of potential common stock options		12,658

Diluted EPS	$374	2,721,498	$0.14

2014:
Basic EPS	$1,010	2,703,840	$0.37
Dilutive effect of potential common stock options		1,187

Diluted EPS	$1,010	2,705,027	$0.37

Note 4 - Changes in Accumulated Other Comprehensive Income

Comprehensive income is divided into net income and other comprehensive income. The components of the Company’s accumulated other comprehensive income are unrealized gains and (losses) on securities available for sale and unrecognized gains and (losses) associated with the defined benefit postretirement plan. Changes to other comprehensive income are presented net of tax in the Statements of Comprehensive Income. Reclassifications out of accumulated other comprehensive income are recorded in the Consolidated Statements of Income.

The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income for the periods presented:

	March 31, 2015
(In thousands)	Unrealized Gains and Losses on Available-for- Sale	Defined Benefit Pension Items	Total
Beginning balance	$477	($342)	$135

Other comprehensive income (loss) before reclassifications	131	—	131
Amounts reclassified from accumulated other comprehensive income(1)	—	—	—

Tax effect of current period changes(2)	(45)	—	(45)

Net current-period other comprehensive income (loss)	86	—	86

Ending balance	$563	($342)	$221

(1)	Included in gain on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in tax expense on the Consolidated Statements of Income.

Note 4 - Changes in Accumulated Other Comprehensive Income (continued)

	March 31, 2014
	Unrealized Gains and Losses on Available-for- Sale	Defined Benefit Pension Items	Total
Beginning balance	($544)	$9	($535)

Other comprehensive income (loss) before reclassifications	755	—	755
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	—

Tax effect of current period changes(2)	(257)	—	(257)

Net current-period other comprehensive income (loss)	498	—	498

Ending balance	($46)	$9	($37)

(1)	Included in gain on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in tax expense on the Consolidated Statements of Income.

Note 5 - Investment Securities Available-for-Sale

The following tables present the amortized cost and estimated fair values of investment securities at March 31, 2015 and December 31, 2014, all of which were available-for-sale:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agency securities	$775	$30	$—	$805
State and municipal	22,874	558	39	23,393
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	19,707	246	—	19,953
Collateralized mortgage obligations (CMOs)	2,208	35	1	2,242
Corporate debt obligations	490	25	—	515
Equity securities, financial services	470	—	—	470

	$46,524	$894	$40	$47,378

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agency securities	$798	$20	$1	$817
State and municipal	23,296	474	62	23,708
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	20,676	229	3	20,902
Collateralized mortgage obligations (CMOs)	2,364	28	1	2,391
Corporate debt obligations	489	16	—	505
Equity securities, financial services	471	24	—	495

	$48,094	$791	$67	$48,818

Note 5 - Investment Securities Available-for-Sale (continued)

The amortized cost and fair value of debt securities available-for-sale at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$—	$—
Due after one year through five years	3,310	3,337
Due after five years through ten years	9,588	9,793
Due after ten years	11,241	11,583

	24,139	24,713

Mortgage-backed securities	19,707	19,953
CMOs	2,208	2,242
Equity securities	470	470

	22,385	22,665

	$46,524	$47,378

Securities with an amortized cost of $44,421,000 and a fair value of $45,203,000 were pledged at March 31, 2015 as collateral for public fund deposits and for other purposes as required or permitted by law. In comparison, at December 31, 2014, securities with an amortized cost of $47,084,000 and a fair value of $47,768,000 were pledged for the same purposes.

Information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2015:
Available-for-sale:
U.S. Government agency securities	$25	$—	$—	$—	$25	$—
State and municipal	1,230	3	1,253	36	2,483	39
Collateralized mortgage obligations (CMOs)	446	1	—	—	446	1

	$1,701	$4	$1,253	$36	$2,954	$40

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2014:
Available-for-sale:
U.S. Government agency securities	$49	$1	$—	$—	$49	$1
State and municipal	2,034	5	3,455	57	5,489	62
Mortgage-backed securities	3,699	3	—	—	3,699	3
Collateralized mortgage obligations (CMOs)	423	1	100	—	523	1

	$6,205	$10	$3,555	$57	$9,760	$67

Management evaluates securities for other-than-temporary impairment, at least on a quarterly basis. It is management’s intent to hold all investments until maturity unless market, economic, credit quality or specific investment concerns warrant a sale of securities. Consideration is given to (1) the length of time and the extent to which the fair value of a security has been less than its cost, (2) the credit quality or financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2015, eight securities had unrealized losses as compared with sixteen securities at December 31, 2014. Management believes the unrealized losses relate to changes in interest rates since the time the individual securities were purchased as opposed to underlying credit issues. As the Company does not intend to sell any of these debt securities, and it is more likely than not that the Company will not be required to sell any of these debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

Note 5 - Investment Securities Available-for-Sale (continued)

The Bank did not sell any securities during the first quarter of 2015 and 2014.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses

The loan portfolio comprises the major component of the Company’s earning assets and is the highest yielding asset category. Loans receivable are summarized as follows for the periods presented:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Commercial	$40,422	$37,301
Commercial real estate	203,043	199,782
Commercial land and land development	11,352	11,441
Residential real estate	73,777	73,453
Home equity lines of credit	18,249	18,235
Consumer installment	2,627	2,481

Total loans	349,470	342,693
Allowance for loan losses	(3,735)	(3,792)

Total loans, net	$345,735	$338,901

The Bank takes a balanced approach to its lending activities by managing risk associated with its loan portfolio. This risk management is achieved by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ensuring that monitoring efforts are ongoing with attention to portfolio dynamics and mix, and following procedures that are consistently applied and updated on an annual basis. The Bank utilizes an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and every loan turned down undergoes an audit review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not changed its loan underwriting criteria, and management believes its standards continue to remain conservative. All of the Bank’s loans are to domestic borrowers.

The Bank’s management monitors the loan portfolio on a regular basis with consideration given to detailed analysis of loans by portfolio segment. Portfolio segments represent pools of loans with similar risk characteristics. There are eight portfolio segments: – commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. For the purpose of estimating the allowance for loan losses, each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/construction loans are also evaluated for loan participations bought and loans generated by the branches and commercial offices in Schuylkill and Berks Counties, which are newer market areas adjacent to the Bank’s original geographic footprint. In addition, the Company undertakes separate evaluations for the acquired Union Bank loan portfolio.

Internal policy requires that the Chief Credit Officer report to the Board of Directors on a quarterly basis, the status of the loan portfolio and any related credit quality issues. These reports include, but are not limited, to information on past due and nonaccrual loans, impaired loans, the allowance for loan losses, changes in the allowance for loan losses, credit quality indicators and foreclosed assets.

Past Due Loans and Nonaccrual Loans

Loans are considered to be past due when they are not paid in accordance with contractual terms. Past due loans are monitored by portfolio segment and by severity of delinquency: – 30-59 days past due; 60-89 days past due; and 90 days and greater past due. The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it can be documented that it is well secured and in the process of collection. When a loan is placed on nonaccrual status, all unpaid interest credited to income in the current calendar year is reversed and all unpaid interest accrued in prior calendar years is charged against the allowance for loan losses. Interest payments received on nonaccrual loans are either applied against principal or reported as interest income according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents an aging of loans receivable by loan portfolio segments as of March 31, 2015 and December 31, 2014, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing

March 31, 2015:
Commercial	$—	$—	$365	$365	$40,057	$40,422	$—
Commercial real estate:
Non-owner occupied	—	2,180	22	2,202	101,605	103,807	—
Owner occupied	353	312	49	714	72,234	72,948	—
1-4 family investment	284	—	346	630	25,658	26,288	—
Commercial land and land development	—	—	218	218	11,134	11,352	—
Residential real estate	617	—	593	1,210	72,567	73,777	—
Home equity lines of credit	151	—	60	211	18,038	18,249	—
Consumer	3	—	—	3	2,624	2,627	—

Total	$1,408	$2,492	$1,653	$5,553	$343,917	$349,470	$—

December 31, 2014:
Commercial	$24	$41	$364	$429	$36,872	$37,301	$—
Commercial real estate:
Non-owner occupied	15	5,426	162	5,603	97,823	103,426	—
Owner occupied	621	—	758	1,379	70,178	71,557	294
1-4 family investment	—	515	446	961	23,838	24,799	132
Commercial land and land development	16	—	215	231	11,210	11,441	—
Residential real estate	739	425	1,805	2,969	70,484	73,453	214
Home equity lines of credit	103	59	436	598	17,637	18,235	—
Consumer	6	5	3	14	2,467	2,481	3

Total	$1,524	$6,471	$4,189	$12,184	$330,509	$342,693	$643

Loan balances above include net deferred loan fees of $696,000 and $716,000 at March 31, 2015 and December 31, 2014, respectively.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower. Such loans approximated $2,432,000 and $4,245,000 at March 31, 2015 and December 31, 2014, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $43,000 for the three months ended March 31, 2015 and $114,000 for the three months ended March 31, 2014.

The following presents loans by loan portfolio segments that were on a nonaccrual status as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Commercial	$513	$515
Commercial real estate:
Non-owner occupied	22	162
Owner occupied	282	701
1-4 family investment	346	384
Commercial land and land development	218	215
Residential real estate	955	1,735
Home equity lines of credit	96	533

Total	$2,432	$4,245

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank further identifies all loans in nonaccrual status and troubled debt restructured loans as impaired loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the measure of an impaired loan results in a realizable value that is less than the recorded investment in the loan, the difference is recorded as a specific valuation allowance against that loan, and the Bank then makes the appropriate adjustment to the allowance for loan losses.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following presents impaired loans by loan portfolio segments for the periods presented:

	March 31, 2015					March 31, 2014
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment in Impaired Loans	Interest Income Recognized

Loans with no related allowance recorded:
Commercial	$1,181	$1,181	$—	$1,183	$7	$1,017	$8
Commercial real estate:
Non-owner occupied	2,203	2,203	—	2,203	19	4,564	17
Owner occupied	915	915	—	914	15	1,168	12
1-4 family investment	816	816	—	819	5	938	5
Commercial land and land development	218	218	—	218	—	215	—
Residential real estate	2,311	2,311	—	2,343	19	1,802	20
Home equity lines of credit	402	402	—	416	—	767	2
Consumer	—	—	—	—	—	—	—

	$8,046	$8,046	$—	$8,096	$65	$10,471	$64

Loans with an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—
1-4 family investment	193	193	14	192	—	325	3
Commercial land and land development	—	—	—	—	—	—	—
Residential real estate	123	123	6	124	1	127	1
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

	$316	$316	$20	$316	$1	$452	$4

Total
Commercial	$1,181	$1,181	$—	$1,183	$7	$1,017	$8
Commercial real estate:
Non-owner occupied	2,203	2,203	—	2,203	19	4,564	17
Owner occupied	915	915	—	914	15	1,168	12
1-4 family investment	1,009	1,009	14	1,011	5	1,263	8
Commercial land and land development	218	218	—	218	—	215	—
Residential real estate	2,434	2,434	6	2,467	20	1,929	21
Home equity lines of credit	402	402	—	416	—	767	2
Consumer	—	—	—	—	—	—	—

	$8,362	$8,362	$20	$8,412	$66	$10,923	$68

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

	December 31, 2014
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized

Loans with no related allowance recorded:
Commercial	$1,193	$1,193	$—	$1,213	$32
Commercial real estate:
Non-owner occupied	1,893	1,893		1,904	69
Owner occupied	904	904	—	922	61
1-4 family investment	857	857	—	1,057	28
Commercial land and land development	215	215	—	215	—
Residential real estate	1,834	1,834	—	1,892	82
Home equity lines of credit	774	774	—	791	11
Consumer	—	—	—	—	—

	$7,670	$7,670	$—	$7,994	$283

Loans with an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Non-owner occupied	141	141	50	144	2
Owner occupied	282	282	22	316	—
1-4 family investment	191	191	5	194	—
Commercial land and land development	—	—	—	—	—
Residential real estate	124	124	5	126	5
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

	$738	$738	$82	$780	$7

Total
Commercial	1,193	1,193	—	1,213	32
Commercial real estate:
Non-owner occupied	2,034	2,034	50	2,048	71
Owner occupied	1,186	1,186	22	1,238	61
1-4 family investment	1,048	1,048	5	1,251	28
Commercial land and land development	215	215	—	215	—
Residential real estate	1,958	1,958	5	2,018	87
Home equity lines of credit	774	774	—	791	11
Consumer	—	—	—	—	—

	$8,408	$8,408	$82	$8,774	$290

The recorded investment in impaired loans decreased by $46,000 at March 31, 2015 as compared to December 31, 2014. This decrease resulted primarily from payments received on impaired loans during the quarter, along with the transfer of two impaired loans to other real estate owned, offset by the addition of three residential loans which became impaired during the first quarter.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDR”). A loan is deemed to be a TDR when the Bank agrees to a modification in the terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. As of March 31, 2015, there were twenty six restructured loans, totaling $7,125,000, involving nineteen separate and unrelated borrowers who were experiencing financial difficulty. The modifications on these loans included reductions in interest rates, extension of maturity dates, lengthening of amortization schedules and provisions for interest only payments. There are no commitments to extend additional funds to any of these borrowers. At December 31, 2014, there were twenty two restructured loans, totaling $6,596,000, involving fifteen separate and unrelated borrowers.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following tables present the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the three months ended March 31, 2015 and 2014, as well as the number and recorded investment in these loans that subsequently defaulted. Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

March 31, 2015:
Troubled Debt Restructurings:
Commercial	—	$—	$—
Commercial real estate:
Non-owner occupied	—	—	—
Owner occupied	1	149	149
1-4 family investment	—	—	—
Commercial land and land development	—	—	—
Residential real estate	3	473	473
Home equity lines of credit	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	$—	$—
Commercial real estate:	—	—	—
Non-owner occupied	—	—	—
Owner occupied	—	—	—
1-4 family investment	—	—	—
Commercial land and land development	—	—	—
Residential real estate	—	—	—
Home equity lines of credit	—	—	—
Consumer	—	—	—

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

March 31, 2014:
Troubled Debt Restructurings:
Commercial	—	$—	$—
Commercial real estate:
Non-owner occupied	—	—	—
Owner occupied	—	—	—
1-4 family investment	1	85	85
Commercial land and land development	—	—	—
Residential real estate	—	—	—
Home equity lines of credit	—	—	—
Consumer	—	—	—

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	$—	$—
Commercial real estate:	—	—	—
Non-owner occupied	—	—	—
Owner occupied	—	—	—
1-4 family investment	—	—	—
Commercial land and land development	—	—	—
Residential real estate	—	—	—
Home equity lines of credit	—	—	—
Consumer	—	—	—

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

Allowance for Loan Losses

The allowance for loan losses is composed of individual loan valuation allowances deemed necessary to absorb probable and quantifiable losses in the loan portfolio based upon current knowledge of the loan portfolio, and loan pool valuation allowances, allocated and unallocated, deemed necessary to absorb losses which are not specifically identified but are inherent in the loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. If the allowance for loan losses is not sufficient to cover actual loan losses, the Bank‘s earnings may be reduced.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activity, but which, unlike individual allowances, have been allocated to unimpaired loans within the following eight portfolio segments: commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. Each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/ construction loans are also separately evaluated for loan participations bought, and for loans generated by the branches and commercial offices in Schuylkill and Berks counties, which are newer market areas adjacent to the Bank’s original geographic footprint. In addition, there are separate evaluations made for the acquired Union Bank loan portfolio.

The Bank measures estimated credit losses on each of these groups of loans based on the historical loss rate of each group. The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters. In the case of the acquired Union Bank loan portfolio, the historical loss rate is calculated based on the average annualized net charge-offs over the five calendar quarters since acquisition.

Loss factors are ascribed to loan segments based on the relative risk in each segment, as indicated by historical loss ratios, the level of criticized/classified assets, and the nature of each segment in terms of collateral and inherent risk of the loan type. Management believes that historical losses or even recent trends in losses do not form a sufficient basis to determine the appropriate level for the allowance. Management therefore also considers the following qualitative factors that are likely to cause estimated credit losses associated with each of the portfolio segments to differ from historical loss experience:

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

Each portfolio segment is examined quarterly with regard to the impact of each of these factors on the quality and risk profile of the pool, and adjustments ranging from zero to fifty basis points per factor are calculated. The sum of these qualitative

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

factor adjustments are added to the historical loss ratio for each segment, and the resulting percentage is applied to the loan balance of the segment to arrive at the required loan pool valuation allowance. An unallocated valuation allowance estimate is also made. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill/Berks County regions;

•	other potential exposure in the acquired Union Bank loan portfolio;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes appropriate at the time.

The loan pool valuation allowance for each segment along with the unallocated valuation allowance is totaled and added to the individual valuation allowance for impaired loans to arrive at the total allowance for loan losses.

These evaluations are inherently subjective because even though they are based on objective data, it is management’s interpretation of the data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance for loan losses and a reduction in Bank earnings.

Loan Charge Offs

Charge offs of commercial and industrial loans and commercial real estate and construction loans are recorded promptly upon determination that all or a portion of any loan balance is uncollectible. A loan is considered uncollectible when the borrower is 90 days or more delinquent in principal or interest repayment and the following conditions exist:

•	It is unlikely that the borrower will have the ability to pay the debt in a timely manner;

•	Collateral value is insufficient to cover the outstanding indebtedness; and

•	Guarantors do not provide adequate support.

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

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the periods presented:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of March 31, 2015:
Beginning balance	$330	$1,380	$713	$369	$115	$701	$104	$15	$65	$3,792
Charge-offs	—	—	39	—	—	15	—	6	—	60
Recoveries	—	—	—	—	—	0	—	3	—	3
Provision	33	(83)	57	26	(2)	(14)	3	7	(27)	—

Ending balance	$363	$1,297	$731	$395	$113	$672	$107	$19	$38	$3,735

Ending balance: individually evaluated for impairment	$—	$—	$—	$14	$—	$6	$—	$—	$—	$20

Ending balance: collectively evaluated for impairment	$363	$1,297	$731	$381	$113	$666	$107	$19	$38	$3,715

Loans as of March 31, 2015:
Ending balance	$40,422	$103,807	$72,948	$26,288	$11,352	$73,777	$18,249	$2,627		$349,470

Ending balance: individually evaluated for impairment	$1,181	$2,203	$915	$1,009	$218	$2,434	$402	$—		$8,362

Ending balance: collectively evaluated for impairment	$39,241	$101,604	$72,033	$25,279	$11,134	$71,343	$17,847	2,627		$341,108

Allowance for Loan Losses as of December 31, 2014:
Beginning balance	$424	875	831	373	144	567	103	30	316	3,663
Charge-offs	36	244	—	93	—	140	—	11		524
Recoveries	119	—	—	—	—	3	—	5		127
Provision	(177)	749	(118)	89	(29)	271	1	(9)	(251)	526

Ending balance	$330	$1,380	$713	$369	$115	$701	$104	$15	$65	$3,792

Ending balance: individually evaluated for impairment	$—	$50	$22	$5	$—	$5	$—	$—	$—	$82

Ending balance: collectively evaluated for impairment	$330	$1,330	$691	$364	$115	$696	$104	$15	$65	$3,710

Loans as of December 31, 2014:
Ending balance	$37,301	$103,426	$71,557	$24,799	$11,441	$73,453	$18,235	$2,481		$342,693

Ending balance: individually evaluated for impairment	$1,193	$2,034	$1,186	$1,048	$215	$1,958	$774	$—		$8,408

Ending balance: collectively evaluated for impairment	$36,108	$101,392	$70,371	$23,751	$11,226	$71,495	$17,461	$2,481		$334,285

Allowance for Loan Losses as of March 31, 2014:
Beginning balance	$424	$875	$831	$373	$144	$567	$103	$30	$316	$3,663
Charge-offs	54	—	—	—	—	22	—	3	—	79
Recoveries	24	—	—	—	—	—	—	2	—	26
Provision	(38)	100	(31)	(16)	(18)	24	(4)	(2)	(15)	—

Ending balance	$356	$975	$800	$357	$126	$569	$99	$27	$301	$3,610

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

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

In addition, the following factors are used to enhance the risk rating derived from the above factors:

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

The Bank assigns risk ratings based on a scale from 1 to 8 with 1 being the highest quality rating and 8 being the lowest quality rating.

•	Levels 1-4 are “Pass” grades

•	Level 5 is “Special Mention” (criticized loan)

•	Level 6 is “Substandard” (classified loan)

•	Level 7 is “Doubtful” (classified loan)

•	Level 8 is “Loss” (classified loan)

Risk Rating Definitions

1 - Excellent

This category is reserved for loans that contain virtually no credit risk. The loan is secured by properly margined cash collateral (in accordance with loan policy). Loans that are unquestionably guaranteed by the U.S. government, or any agency thereof, would also fit this category.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

2 – Good

Loans in this category would be characterized by nominal risk and strong repayment certainty. This category would include loans to companies or individuals that are paying as agreed and that are either unsecured or secured where reliance is placed on non-liquid or less than good quality liquid collateral.

3 - Satisfactory

Loans in this category are considered to exhibit an average level of credit risk. However, these loans have certain risk characteristics, whether due to management, industry, economic or financial concerns. Credits with satisfactory liquidity and leverage, with losses considered to be of a temporary nature for which there is only minor concern, would be so rated. Loans for start-up businesses or loans to firms exhibiting high leverage could receive this rating. Loans in this category would also include borrowers whose underlying financial strength may be relatively weak where, however, risk of loss is considered minimal due to adequate, well-margined and controlled collateral.

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

6 - Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or by the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions which have clearly jeopardized repayment of principal and interest as originally intended. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. All loans in nonaccrual status may be rated no higher than substandard.

7 - Doubtful

A doubtful loan has all of the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending events that may work to strengthen the asset, its classification as a loss is deferred until its status can be better determined in light of pending events. Generally, pending events should be resolved within a relatively short period and the rating adjusted based on the new information. Because of high probability of loss, loans rated doubtful must be in non-accrual status.

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

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of March 31, 2015 and December 31, 2014:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total

March 31, 2015:
1 – Excellent	$238	$—	$—	$—	$—	$—	$—	$163	$401
2 – Good	3,774	143	1,618	43	180	—	—	—	5,758
3 – Satisfactory	33,169	93,560	62,570	18,903	10,874	68,440	17,367	2,464	307,347
4 – Watch	1,531	5,679	6,827	5,198	—	1,706	392	—	21,333
5 – Special Mention	140	2,181	1,018	1,320	80	—	28	—	4,767
6 – Substandard	1,570	2,244	915	824	218	3,631	462	—	9,864
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$40,422	$103,807	$72,948	$26,288	$11,352	$73,777	$18,249	$2,627	$349,470

December 31, 2014:
1 – Excellent	$275	$—	$—	$—	$—	$—	$—	$161	$436
2 – Good	3,975	169	1,682	46	183	—	—	—	6,055
3 – Satisfactory	30,593	93,180	61,916	18,445	10,671	68,288	16,894	2,320	302,307
4 – Watch	722	4,697	5,743	3,704	154	1,728	489	—	17,237
5 – Special Mention	145	3,031	1,031	1,741	218	124	319	—	6,609
6 – Substandard	1,591	2,349	1,185	863	215	3,313	533	—	10,049
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$37,301	$103,426	$71,557	$24,799	$11,441	$73,453	$18,235	$2,481	$342,693

The adequacy of the allowance is analyzed quarterly, and adjusted to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio. Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the loan portfolio.

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

As part of its acquisition due diligence process, the Bank reviewed the acquired institution’s loan grading system and the associated risk rating for loans. In performing this review, the Bank considered cash flows, debt service coverage, delinquency status, accrual status, and collateral for the loan. This process allowed Riverview to clearly identify the population of acquired loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that the Bank would be unable to collect all contractually required payments. All such loans identified by the Bank were considered to be within the scope of ASC 310-30, Loan and Debt Securities Acquired with Deteriorated Credit Quality and are identified as “Purchased Credit Impaired Loans”.

As part of the consolidation with Union, effective November 1, 2013, the Bank identified fourteen purchased credit impaired (“PCI”) loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized as interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Bank to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Bank then reclassifies as an accretable discount that is recognized as interest income over the remaining life of the loan. The Bank’s evaluation of the amount of future cash flows that it expects to collect is based on a cash flow methodology that involves assumptions and judgments as to credit risk, collateral values, discount rates, payment speeds, and prepayment risk. Charge-offs of the principal amount on purchased impaired loans are first applied to the non-accretable discount.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

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

The following is a summary of the loans purchased in the Union transaction as November 1, 2013, the date of consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Union	(In thousands)
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

The unpaid principal balances and the related carrying amounts of acquired loans as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$1,616	$2,672
Carrying Amount	707	713
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	56,835	59,808
Carrying Amount	55,053	57,920
Total Purchased Loans
Outstanding balance	57,651	62,480
Carrying Amount	55,760	58,633

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	March 31, 2015	March 31, 2014
	(In thousands)

Balance – beginning of period	$310	$378
Union acquisition	—	—
Accretion recognized during the period	(26)	(28)
Net reclassification from non-accretable to accretable	16	(7)

Balance – end of period	$300	$343

Note 7 - Stock Option Plan

In January 2009, the Company implemented a nonqualified stock option plan. The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation of the common stock of the Company to secure, retain and motivate its directors, officers and key employees and to align those persons’ interests with those of the Company’s shareholders. Originally, 170,000 shares of the Company’s common stock were authorized to be issued under the 2009 Stock Option Plan. On January 4, 2012, the 2009 Stock Option Plan was

Note 7 - Stock Option Plan (continued)

amended and restated to increase the total number of shares of common stock that may be issued under the Plan to a total of 220,000 shares. On April 16, 2014 the 2009 Stock Option Plan was again amended and restated to increase the total number of shares of common stock by 130,000 shares thus increasing the total number of available shares under the Plan to 350,000 shares.

The vesting schedule for all options is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. As of March 31, 2015, there were 174,250 option grants fully vested and exercisable.

Information pertaining to options outstanding at March 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$9.75 - $10.60	322,200	7.5 years	$10.29	174,250	$10.58	2.7 years

There was intrinsic value associated with all of the stock options outstanding at March 31, 2015 because the exercise prices for the options were lower than the trading price of the stock.

The Company accounts for these options in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company amortizes compensation expense over the vesting period, or seven years. Total compensation expense relating to the options that has been recognized since inception of the Plan through March 31, 2015 was $304,000, of which $8,000 was recorded for the three months ended March 31, 2015. The remaining unrecognized compensation expense as of March 31, 2015 was $186,000. In comparison with 2014, $2,000 in option compensation expense was recorded for the three months ended March 31, 2014.

For the three months ended March 31, 2015, no options were either granted or exercised, as compared with the three months ended March 31, 2014, during which 40,750 options were granted, and no options were exercised.

Note 8 - Financial Instruments with Off Balance Sheet Risk

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

Note 8 - Financial Instruments with Off Balance Sheet Risk (continued)

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows for the periods indicated:

	Contract or Notional Amount
	March 31, 2015	December 31, 2014
	(In thousands)

Commitments to grant loans	19,619	$17,046
Unfunded commitments of existing loans	28,540	33,603
Standby and performance letters of credit	3,141	2,667

	$51,300	$53,316

Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Note 9 - Regulatory Matters and Shareholders’ Equity

The ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances is restricted by applicable regulations. Regulatory approval is required if the total of all dividends declared by a state-chartered bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At March 31, 2015, $1,815,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC). Failure to meet the minimum regulatory capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the consolidated financial statements. Under the Basel III regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined). Management believes that, as of March 31, 2015, the Bank meets all the capital adequacy requirements to which it is subject and meets the criteria to be well capitalized. To remain categorized as well capitalized the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since year end that management believes have changed the Bank’s category.

The Federal Reserve Board approved a final rule in 2006 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. Based on the ruling, the Company meets the eligibility criteria of a small BHC and is exempt from certain regulatory requirements administered by the federal banking agencies.

Note 9 - Regulatory Matters and Shareholders’ Equity (continued)

The Bank’s actual capital ratios, at March 31, 2015 and December 31, 2014, and the minimum ratios required for capital adequacy purposes and to be well capitalized, are summarized as follow:

	Actual		Minimum Regulatory Capital Ratios under Basel III (without 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of March 31, 2015:
Total risk-based capital (to risk-weighted assets)	$39,365	11.4%	$27,577	≥	8.0%	$34,471	≥	10.0%
Tier 1 capital (to risk-weighted assets)	35,630	10.3	20,683	≥	6.0	27,577	≥	8.0
Tier 1 capital (to average total assets)	35,630	8.2	17,440	≥	4.0	21,800	≥	5.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	35,630	10.3	15,512	≥	4.5	22,406	≥	6.5

	Actual		Minimum Regulatory Capital Ratios			Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$37,899	11.5%	$26,385	≥	8.0%	$32,982	≥	10.0%
Tier 1 capital (to risk-weighted assets)	34,096	10.3	13,193	≥	4.0	19,789	≥	6.0
Tier 1 capital (to average total assets)	34,096	8.0	17,103	≥	4.0	21,378	≥	5.0

The Basel III capital rules became effective for the Bank on January 1, 2015. A new capital ratio - Common equity tier 1 risk-based capital – was introduced under the Basel III capital rules. The presentation does not take into account the 2.5% capital conservation buffer phase-in because it does not begin until 2016, with full phase-in to be effective by 2019.

Note 10 - Fair Value Measurements and Fair Values of Financial Instruments

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

Note 10 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. At March 31, 2015 and December 31, 2014, the Company had no liabilities subject to fair value reporting measurement requirements.

The fair value of securities available for sale are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For these securities, the Company obtains fair value measurements from an independent pricing service. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 were as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2015:
U.S. Government agency securities	$805	$—	$805	$—
State and municipal	23,393	—	23,393	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	19,953	—	19,953	—
Collateralized mortgage obligations (CMOs)	2,242	—	2,242	—
Corporate debt obligations	515	—	515	—
Equity securities, financial services	470	470	—	—

Securities available-for- sale	$47,378	$470	$46,908	$—

December 31, 2014:
U.S. Government agency securities	$817	$—	$817	$—
State and municipal	23,708	—	23,708	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	20,902	—	20,902	—
Collateralized mortgage obligations (CMOs)	2,391	—	2,391	—
Corporate debt obligations	505	—	505	—
Equity securities, financial services	495	495	—	—

Securities available-for- sale	$48,818	$495	$48,323	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. Adjustments to the fair value of these assets usually results from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following discussion describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

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

Note 10 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

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

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral. The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at the lower of cost or fair value of the underlying collateral less estimated costs to sell on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $8,362,000 at March 31, 2015, out of which $316,000 required a valuation allowance of $20,000. This compares with impaired loans of $8,408,000 at December 31, 2014, out of which $738,000 required a valuation allowance of $82,000.

Goodwill

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. The Company did not incur goodwill impairment during the three months ended March 31, 2015 and 2014.

A summary of assets at March 31, 2015 and December 31, 2014, measured at estimated fair value on a nonrecurring basis follows:

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
March 31, 2015:
Loans held for sale	$—	$416	$—	$416	$—
Other real estate owned	—	1,121	—	1,121	(26)
Impaired loans, net of related allowance	—	296	—	296	—

Total	$—	$1,833	$—	$1,833	($26)

	Level 1	Level 2	Level 3	Total	Total Gains/Losses
	(In thousands)
December 31, 2014:
Loans held for sale	$—	$216	$—	$216	$—
Other real estate owned	—	1,022	—	1,022	(317)
Impaired loans, net of related allowance	—	656	—	656	—

Total	$—	$1,894	—	$1,894	($317)

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014.

Note 10 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

Cash and cash equivalents (carried at cost):

The carrying amount reported in the balance sheet for cash, due from banks, federal funds sold and interest-bearing deposits approximate those assets’ fair values.

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

Impaired loans (generally carried at fair value)

Impaired loans are those that are accounted for under the standard regarding Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurement.

Restricted investment in Bank stocks (carried at cost):

The carrying amount of restricted investment in Bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued interest receivable and payable (carried at cost):

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Note 10 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

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

Lease payable (carried at cost)

The carrying amounts of lease payables approximate their fair values.

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

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are presented as follows:

		Fair Value Measurements at March 31, 2015 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$16,203	$16,203	$16,203	$—	$—
Interest-bearing time deposits	992	992	992	—	—
Investment securities	47,378	47,378	—	47,378	—
Mortgage loans held for sale	416	416	—	416	—
Loans, net	345,735	348,647	—	348,647	—
Accrued interest receivable	1,277	1,277	—	1,277	—
Restricted investments in bank stocks	1,462	1,462	—	—	1,462

Financial liabilities:
Deposits	372,895	370,160	—	370,160	—
Short-term borrowings	22,000	22,001	—	22,001	—
Long-term borrowings	7,000	7,296	—	7,296	—
Accrued interest payable	154	154	—	154	—

Off balance sheet financial instruments	—	—	—	—	—

Note 10 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

		Fair Value Measurements at December 31, 2014 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$14,580	$14,580	$14,580	$—	$—
Interest-bearing time deposits	992	992	992	—	—
Investment securities	48,818	48,818	—	48,818	—
Mortgage loans held for sale	216	216	—	216	—
Loans, net	338,901	341,121	—	341,121	—
Accrued interest receivable	1,237	1,237	—	1,237	—
Restricted investments in bank stocks	1,002	1,002	—	—	1,002

Financial liabilities:
Deposits	372,262	366,510	—	366,510	—
Capital lease payable	1,655	1,655	—	1,655	—
Short-term borrowings	12,500	12,499	—	12,499	—
Long-term borrowings	7,000	7,283	—	7,283	—
Accrued interest payable	154	154	—	154	—

Off balance sheet financial instruments	—	—	—	—	—

Note 11 - Recent Accounting Pronouncements

In January 2014, FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects”. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in ASU 2014-01 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those pre-existing investments. ASU 2014-01 is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU was not adopted and did not have a significant impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers.” This standards update provides a framework that replaces most existing revenue recognition guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is evaluating the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements. In April 2015, FASB proposed delaying the implementation of ASC Update 2014-09 until December 15, 2017, but entities would be allowed to adopt at the original effective date. This ASU Update still awaits final approval.

Note 11 - Recent Accounting Pronouncements (continued)

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

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”) and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RIVERVIEW FINANCIAL CORPORATION

The following discussion and analysis summarizes the Company’s results of operations and highlights material changes for the three months ended March 31, 2015 and March 31, 2014 and its financial condition as of March 31, 2015. This discussion is intended to provide additional information which may not be readily apparent from the consolidated selected financial data included in this report.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related footnotes presented in the Company’s December 31, 2014 Annual Report contained in the Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future. Other than described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	anticipated cost savings and synergies from the acquisition of Citizens National may not be realized;

•	delays in receipt of regulatory approvals for the acquisition of Citizens National may cause us to incur additional costs and expenses and take management’s attention away from running the Bank;

•	acquisitions and integration of previously acquired businesses may not be accomplished on the timeline envisioned by management, may take more time and resources than planned and may not achieve originally anticipated cost savings and synergies;

•	the effects of future economic conditions on the Company and the Bank’s customers;

•	additional legislative and regulatory requirements;

•	the impact of governmental monetary and fiscal policies;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	technological changes;

•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	acts of war or terrorism;

•	volatilities in the securities market

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to update forward looking statements.

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

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. The Company’s significant accounting policies are described in Note 1 of the Notes to unaudited consolidated financial statements for the period ended March 31, 2015 herein contained in Part I, Item 1, Financial Statements.

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

The Company’s financial results reflect the consolidation. The combined financial information reflects the impact of the consolidation of Riverview’s and Union’s combined financial condition under the purchase method of accounting with the Company treated as the acquirer from an accounting standpoint. Under this method, the Company was formed and treated as a recapitalization of Riverview, with Riverview’s assets and liabilities recorded at their historical values, and Union’s assets and liabilities recorded at their fair values as of the date the consolidation was completed. The transaction was effective on November 1, 2013.

As a community-focused financial institution, the Company, through its wholly-owned banking subsidiary, generates the majority of its revenues from net interest income derived from its core banking activities. Consolidated total assets were $444,222,000 at March 31, 2015, an increase of $8,076,000, or 1.9%, from $436,164,000 at December 31, 2014. The Company’s loans increased $6,834,000, or 2.0%, to $345,735,000 at March 31, 2015, while deposits increased $633,000, or 0.2%, to $372,895,000. Net income of $374,000 for the three months ended March 31, 2015 was $636,000 lower than net income of $1,010,000 for the three months ended March 31, 2014. The decrease quarter over quarter was primarily attributable to recording one-time extraordinary expenses during the first quarter of 2014, some of which were related to the consolidation with Union. In addition, the Company incurred additional expenses during the 2015 period relating to the merger with Citizens, which further contributed to the decreased earnings for 2015.

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

As of the 2015 first quarter-end, the Company recorded net income of $374,000, a decrease of $636,000, or 63.0%, from net income of $1,010,000 for the first quarter of 2014. Basic and diluted earnings per share of $0.14 per share as of the first quarter in 2015 decreased 62.7% from basic and diluted earnings per share of $0.37 per share as of the first quarter in 2014. The decrease in the earnings per share was attributable to the decrease in net income year over year. The return on average assets was 0.34% as of the 2015 quarter-end as compared with 0.94 % as of the 2014 quarter-end. The return on average equity was 3.97% at March 31, 2015 as compared to 10.77% as of March 31, 2014. The decrease in these ratios was principally due to decreased earnings year over year.

Results of Operations

Net Interest Income and Net Interest Margin

The following table present the Company’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis (a non-GAAP financial measurement), for the three months ended March 31, 2015 and 2014.

Average Balances and Average Interest Rates (Dollars in thousands)
	For the Three Months Ended
	March 31,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$34,008	$247	2.95%	34,452	289	3.40%
Tax-exempt	13,419	142	4.29%	23,148	282	4.94%

Total securities	47,427	389	3.33%	57,600	571	4.02%

Other interest earning assets	10,268	48	1.90%	11,178	16	0.58%
Loans:
Consumer	2,068	31	6.08%	1,903	30	6.39%
Commercial	38,888	403	4.20%	39,178	551	5.70%
Real estate	305,708	3,431	4.55%	285,028	3,349	4.77%

Total loans	346,664	3,865	4.52%	326,109	3,930	4.89%

Total earning assets	404,359	4,302	4.32%	394,887	4,517	4.64%

Non-interest earning assets	36,632			36,126

Total assets	$440,991			$431,013

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	132,815	116	0.35%	126,791	137	0.44%
Savings	84,291	48	0.23%	91,913	82	0.36%
Time deposits	100,818	275	1.11%	109,815	288	1.06%

Total deposits	317,924	439	0.56%	328,519	507	0.63%

Borrowings:
Short-term borrowings	19,524	15	0.31%	4,840	2	0.17%
Long-term borrowings	7,000	55	3.19%	7,300	67	3.72%

Total borrowings	26,524	70	1.07%	12,140	69	2.31%

Total interest bearing liabilities	344,448	509	0.60%	340,659	576	0.69%

Demand deposits	53,782			49,921
Other liabilities	4,522			3,681
Shareholders’ equity	38,239			36,752

Total liabilities and shareholders’ equity	$440,991			$431,013

Net interest income		$3,793			$3,941
Tax-equivalent adjustment		(80)			(115)

		$3,713			$3,826

Net interest spread			3.72%			3.95%

Net interest margin			3.80%			4.05%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended March 31, 2015, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $215,000 to $4,302,000 from $4,517,000 for the three months ended March 31, 2014. While average interest earning assets increased $9,472,000, to $404,359,000 as of the end of the first quarter of 2015 as compared to $394,887,000 for the first quarter of 2014, the decline in the yield to 4.32% for the first quarter of 2015 from 4.64% for the first quarter of 2014, contributed to the decline in total interest income quarter over quarter.

Total interest expense decreased $67,000, or 11.6%, to $509,000 for the three months ended March 31, 2015 from $576,000 for the three months ended March 31, 2014. This decrease was attributable to a nine basis point decline in total cost of funds, which decreased to 0.60% for the first quarter of 2015 from 0.69% for the same period in 2014. The decline in the cost of funds offset the $3,789,000, or 1.0%, increase in the volume of average interest bearing liabilities.

Net interest income calculated on a fully tax equivalent basis decreased $148,000, to $3,793,000 for the three months ended March 31, 2015 from $3,941,000 for the three months ended March 31, 2014. The Company’s net interest spread decreased to 3.72% for the three months ended March 31, 2015 from 3.95% for the three months ended March 31, 2014, while its net interest margin decreased to 3.80% for the three months ended March 31, 2015 from 4.05% for the three months ended March 31, 2014. The decrease in cost of funds was not enough to offset the decline in the yield on interest earning assets, which in turn, negatively impacted the net interest spread and margin.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Credit exposures deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off loans are credited to the allowance for loan losses. Management performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors. In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan. After an evaluation of these factors, the Company recorded no provision for the three months ended March 31, 2015 and March 31, 2014. The decision not to record a provision for the first quarter of 2015 was driven by general improvement in credit quality indicators over the prior quarter, and the level of unallocated provision. The allowance for loan losses was $3,735,000, or 1.07% of total loans outstanding, at March 31, 2015, as compared to $3,792,000, or 1.11% of total loans at December 31, 2014.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. Management believes the allowance for loan losses at March 31, 2015 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio. At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth changes in non-interest income for the three months ended March 31, 2015 and 2014.

Non-Interest Income
(Dollars in thousands)
	Three Months Ended March 31,
	Increase/(Decrease)
	2015	Amount	%	2014
Service charges on deposit accounts	$98	($10)	(9.3%)	$108
Other service charges and fees	137	(220)	(61.6%)	357
Earnings on cash value of life insurance	51	—	—	51
Fees and commissions from securities brokerage	209	(13)	(5.9%)	222
Gain (loss) on sale and valuation of other real estate owned	(26)	(32)	(533.3%)	6
Loss on other assets	—	(6)	(100.0%)	6
Gain on sale of mortgage loans	78	3	4.0%	75

	$547	($278)	(33.7%)	$825

Non-interest income continues to be an important source of income for the Company, representing 12.8% of total revenues (comprised of net interest income and non-interest income) for the first quarter of 2015 as compared with 17.8% for the first quarter of 2014. Non-interest income decreased 33.7% in comparing the financial results for the first quarter of 2015 with the results for the same period in 2014. The decrease was primarily attributable to a decline in other service charges and fees, which included a one-time extraordinary gain of $229,000 in the first quarter of 2014 relating to the restoration of a purchased loan that was previously charged off. In addition, there was a net loss of $26,000 recorded during the first quarter of 2015 relating to the write-down and/or sale of other real owned, whereas there was a gain of $6,000 on the sale and/or valuation of other real owned during the first quarter of 2014.

Non-Interest Expense

The following table presents the components of non-interest expense for the first quarters of 2015 and 2014.

Non-Interest Expense
(Dollars in thousands)
	Three Months Ended March 31,
	Increase/(Decrease)
	2015	Amount	%	2014
Salaries and employee benefits	$2,078	$268	14.8%	$1,810
Occupancy expense	436	49	12.7%	387
Equipment expense	161	12	8.1%	149
Telecommunications and processing charges	293	26	9.7%	267
Postage and office supplies	88	(12)	(12.0%)	100
FDIC premium	68	(22)	(24.4%)	90
Bank shares tax expense	85	3	3.7%	82
Directors’ compensation	86	2	2.4%	84
Professional services	168	102	154.5%	66
Amortization of intangibles	67	(7)	(9.5%)	74
Other expenses	328	103	45.8%	225

	$3,858	$524	15.7%	$3,334

Non-interest expenses increased 15.7% in comparing the first quarter of 2015 with the first quarter of 2014. In particular, the increases in the expenses quarter over quarter related to salary and employee benefits, occupancy and equipment associated with the Bank’s expansion through the opening of a new branch in Wyomissing, Berks County, Pennsylvania. In addition, the opening of a new corporate office in Harrisburg, Pennsylvania also added to occupancy, equipment, telecommunications and processing expenses. The increase in professional services was the result of expenses incurred relating to the merger with Citizens. The increase in other expenses was partly attributable to the Bank’s growth but also includes merger related expense.

Provision for Federal Income Taxes

The income tax expense was $28,000 for the first quarter of 2015, a decrease of $279,000 compared to $307,000 for the first quarter of 2014. The decrease in the first quarter tax provision was attributable to a decline in pre-tax net income quarter over quarter.

Financial Condition as of March 31, 2015 and December 31, 2014

Securities

The following table sets forth the composition of the investment securities portfolio as of March 31, 2015 and December 31, 2014:

	Fair Values as of
	March 31, 2015	December 31, 2014
Available-for-sale securities:
U.S. Government agencies securities	$805	$817

State and municipal	23,393	23,708

U.S. Government agencies and sponsored enterprises (GSEs) - residential:

Mortgage-backed securities	19,953	20,902

Collateralized mortgage obligations (CMOs)	2,242	2,391

Corporate debt obligations	515	505

Equity securities, financial services	470	495

	$47,378	$48,818

Since the year end, total investment securities have decreased as a result of security calls, maturities, and normal repayments and accelerated prepayments, especially from mortgage-backed securities. None of the mortgage-backed securities in the portfolio are private label but are comprised of residential mortgage pass-through securities either guaranteed or issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). Securities issued by these agencies contain additional guarantees that make them among the most creditworthy investments available.

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, and the Company’s ability to hold the securities until maturity or until the fair values recover, and management’s opinion that it will not have to sell the securities prior to recovery of value. The Company invests in securities for the cash flow and yields they produce and not to profit from trading. The Company holds no trading securities in its portfolio, and the portfolio did not contain high risk securities or derivatives as of March 31, 2015 or December 31, 2014.

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

Loans

The loan portfolio comprises the major component of the Company’s earning assets and is the highest yielding asset category. The following table presents the composition of the total loan portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Balance	% of Total	Balance	% of Total

Commercial	$40,422	11.57%	$37,301	10.88%
Commercial real estate	203,043	58.10%	199,782	58.29%
Commercial land and land development	11,352	3.25%	11,441	3.34%
Residential real estate	73,777	21.11%	73,453	21.43%
Home equity lines of credit	18,249	5.22%	18,235	5.34%
Consumer installment	2,627	.75%	2,481	0.72%

Total loans	349,470	100.00%	342,693	100.00%
Allowance for loan losses	(3,735)		(3,792)

Total loans, net	$345,735		$338,901

Since the 2014 year end, there has been modest growth in the loan portfolio. At March 31, 2015, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) amounted to $345,735,000, an increase of $6,834,000, or 2.0%, as compared with $338,901,000 as of December 31, 2014. The increase in the loan portfolio was attributable to continuing growth in the commercial and commercial real estate portfolios, particularly in the Berks/Schuylkill market.

As new loans were recorded during the first three months of 2015, scheduled loan payments and increased prepayments and payoffs impacted loan growth. In addition, the Bank originated mortgage loans which it continued to sell to Freddie Mac on a service released basis. The decision to sell mortgage loans was generally based upon the Bank’s relationship with the customer, with further consideration given to the interest rate environment, interest rate risk and overall economic conditions.

Loans receivable, net of the allowance for loan losses, represented 77.8% of total assets and 92.7% of total deposits as of March 31, 2015, as compared to 77.7% and 91.0%, respectively, at December 31, 2014. All of the Bank’s loans are to domestic borrowers.

Lending Activities

The Bank focuses its lending activities on making loans to small and medium sized businesses, entrepreneurs, professionals and consumers in our primary market area. Our lending activities consist of Commercial Loans, Commercial Real Estate Loans, Commercial Land and Land Development Loans, Residential Real Estate Loans, Home Equity Lines of Credit, and Consumer Installment Loans. Riverview also makes residential real estate loans which are sold to Freddie Mac with servicing rights released.

Credit Policies and Administration

The Bank has established a comprehensive lending policy, which includes rigorous underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, individual lending officer lending authorities are low. All credit requests in excess of an individual lending officer’s authority up to $750,000 are approved by dual signature of two of the following officers: Chief Executive Officer, President, Chief Operating Officer, or Chief Credit Officer. Credit requests in excess of $750,000 are approved by the majority vote of a Loan Committee consisting of the foregoing four officers and five members of the Bank’s Board of Directors. Credit requests in excess of $2,000,000 are approved by a majority vote of the entire Board of Directors. Management believes that we employ experienced lending officers, require appropriate collateral, carefully assess the repayment ability of all borrowers, and adequately monitor both the financial condition of our borrowers and the concentration of loans in the portfolio.

As of March 31, 2015, the Bank’s legal lending limit for loans to one borrower was $5,685,000. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows the Bank to maintain customer relationships while reducing credit exposure. However, this strategy may not always be available.

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

The Bank also retains an outside, independent firm to review the loan portfolio. This firm performs a detailed annual review. We use the results of the firm’s report to validate our internal loan risk ratings and we review their commentary on specific loans and on our loan administration activities in order to improve our operations.

Commercial Loans

The Bank’s commercial loans consist of revolving and non-revolving lines of credit, term loans, equipment loans, standby letters of credit and unsecured loans. We originate commercial loans to established businesses for any legitimate business purpose including the financing of machinery, equipment, leasehold improvements, inventory, carrying accounts receivable, general working capital and acquisition activities. We have a diverse customer base, and we have no concentration in these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, real estate and other collateral such as marketable securities, cash value of life insurance, and time deposits at the Bank.

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

Commercial Real Estate Loans

The Bank finances both owner occupied and non-owner occupied commercial real estate for its customers. Our underwriting policies and process focuses on the customer’s ability to repay the loan as well as an assessment of the underlying real estate collateral. We originate commercial real estate loans on a fixed rate or floating rate basis. Fixed rates typically are committed for a three to five year time period, after which the rate will become floating unless an additional fixed rate period is negotiated. Repayment terms include amortization schedules from three years to a maximum of 25 years, with the majority of loans amortized over 15 to 20 years. Principal and interest payments are due monthly, with all remaining unpaid principal and interest due at maturity.

Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual declines in property values as well as changes in the economic climate that may detrimentally impact the borrower’s ability to repay. We attempt to mitigate risk by carefully underwriting these loans. Our underwriting includes a cash flow analysis which is conducted by thoroughly examining leases and building operating expenses. A minimum Debt Coverage Ratio of 1.2:1.0 is generally required. The character of the borrower and current and prospective conditions in the market are considered. We generally limit loans in this category to a maximum loan to value ratio of 80%, and require personal guarantees of the principal owners and/or corporate guarantees. We monitor the financial condition and operating performance of these borrowers by a thorough review of annual tax returns, property operating data, and periodic financial statements.

Commercial Land and Land Development Loans

The Bank’s commercial land and land development loan portfolio consists of funds advanced for construction of multifamily housing, commercial buildings, single family homes, and site acquisition and development. This segment is relatively small compared to most other portfolios of the Bank. All of these loans are concentrated in our primary market area, and the Bank is highly selective in making loans in this segment.

Construction and site acquisition and development lending entails significant risks. These loans generally involve large loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. The value of the project is estimated prior to completion of construction, thus it is more difficult to accurately evaluate the total funds required to complete a project and related loan to value ratios. To mitigate risk, we generally limit construction loans to the lesser of 80% of cost or appraised value. Loan to value ratios for site acquisition and development loans is limited to 75%. A first lien position on the property is required. These loans are offered only to experienced builders and commercial entities or individuals who have demonstrated the ability to successfully and profitably complete these types of projects. Loans for multifamily and commercial buildings are typically made with the intent that upon completion of construction, the loan will convert to a permanent loan with the Bank. Loans for site acquisition and development are structured so that all funds advanced for the project are repaid upon the sale of not more than 75% of the total available lots in the development. A complete analysis of borrower and the project is performed, including a review of costs to construct, cash flow available to support the required interest payments during construction, the feasibility of the project based on market conditions, the borrower’s liquidity and ability to absorb any cost overruns, and, in the case of multifamily and commercial buildings, an assessment of the borrower’s ability to repay the loan on an amortizing basis upon completion of construction. Advances for construction are made based on work completed in accordance with budget and subject to inspection by the Bank.

Residential Real Estate Loans

The Bank offers a fixed and adjustable rate residential real estate secured loans to homeowners in our primary market area. These loans are made for the purchase or refinance of a borrower’s primary or secondary residence. These loans also include home equity installment loans granted for a variety of purposes. Our customer base is geographically diverse, reducing our potential risk. The loans are secured with a security interest in the borrower’s primary or secondary residence with a loan to value ratio of no more than 80%. Our underwriting includes an analysis of the borrower’s Debt to Income ratio which generally may not exceed 40%, collateral value, length and stability of employment and prior credit history. We do not originate nor do we have any subprime residential real estate loans.

Home Equity Lines of Credit

The Bank offers variable rate residential real estate secured revolving lines of credit to homeowners. These home equity lines of credit are made to individuals in our primary market area. Our customer base is geographically diverse, reducing our potential risk. The loans are secured with a security interest in the borrower’s primary or secondary residence with a required loan to value limited of no more than 80%. Our underwriting includes an analysis of the borrower’s Debt to Income ratio which generally may not exceed 40%, collateral value, length and stability of employment and prior credit history.

Consumer Installment Loans

The Bank offers various types of secured and unsecured consumer purpose installment loans. Consumer purpose non-real estate secured lines of credit also fall into this category. Our underwriting includes an analysis of the borrower’s Debt to Income ratio which generally may not exceed 40% (35% for unsecured loans), collateral value if any, length and stability of employment and prior credit history. These consumer loans may present greater credit risk than residential real estate loans because some are unsecured or secured by rapidly depreciating assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower’s continuing financial stability. If a borrower suffers personal financial difficulty, the loan may not be repaid. Also various federal and state laws, including bankruptcy laws, may limit the amount that can be recovered on such loans.

In summary, the Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis. The Bank contracts with an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and every loan turndown undergoes a review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not lessened its loan underwriting criteria during this time, and management believes its underwriting standards continue to remain conservative.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of March 31, 2015 and December 31, 2014:

Non-Performing Assets
(Dollars in thousands)
	March 31,	December 31,
	2015	2014
Accruing loans past due 90 days	$—	$643
Non-accrual loans	2,432	4,245

Total non-performing loans	2,432	4,888

Foreclosed real estate	1,121	1,022

Total non-performing assets	$3,553	$5,910

Non-performing loans to total loans	0.70%	1.43%
Non-performing assets to total assets	0.80%	1.36%
Allowance to non-performing loans	153.58%	77.58%

The non-performing asset ratios presented in the table above reflect improvement in the credit quality of the loan portfolio since the 2014 year-end. During the first three months of 2015, the Bank experienced a decrease of $2,456,000 in total non-performing loans attributable to a decrease in accruing loans past due 90 days of $643,000 and a decrease of $1,813,000 in non-accrual loans. The $1,813,000 decrease in non-accrual loans is primarily the result of the return to accrual status for four loans. Each of these loans had been performing and paying as agreed for a period in excess of the time limits established by Bank policy for return to accrual status. The $2,357,000 decrease in total non-performing assets as of March 31, 2015 as compared with the 2014 year-end was attributable to the $2,456,000 decrease in non-performing loans and a $99,000 increase in foreclosed real estate. Management continues to be vigilant in its efforts to identify, evaluate and minimize credit risk and potential losses. Management is proactive in addressing and managing risk appropriate to the level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

The Bank had $1,121,000 in real estate acquired through foreclosure as of March 31, 2015 as compared with $1,022,000 as of December 31, 2014. The foreclosed real estate as of March 31, 2015 consisted of one residential development loan totaling $707,000, representing the Bank’s purchased participation in a loan made by another financial institution to a now defunct developer, two mixed-use properties totaling $105,000; one commercial property totaling $256,000 and one single family residential property totaling $53,000. The increase at March 31, 2015 from December 31, 2014 was due to the addition of one mixed-use property, one commercial property and one single family residential property, mostly offset by the sale of five single family residential properties. Each of the foreclosed loans has been marked to the appropriate realizable value, and, at this time, no material loss is anticipated upon the ultimate sale of these assets.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding.

The following table presents loan concentrations as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Loans to Lessors of:
Residential buildings and dwellings	$53,421	$51,248
Nonresidential buildings	55,456	56,626

Although the loans listed above were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market. The performance of these portfolios continues to be acceptable, with no losses for the quarter.

Demand for office space and residential apartment space was solid in 2014 in the Bank’s market area. This demand has continued through the first quarter of 2015. The marketplace shows continuing signs of improvement as occupancy and rental rates have become increasingly more stable. As such, management does not believe that this concentration is an adverse condition to the Bank at this time.

The Bank’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank and the Board of Directors. Although the Bank maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Bank’s policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in payments, unless the loan is well secured and there is documented, reasonable expectation of the collection of the delinquent amount. Loans are reviewed daily as to their status. Management is not aware of any potential loan problems that have not been disclosed in this report.

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, the Bank did not record a provision of to the allowance for loan losses during the three months ended March 31, 2015 and March 31, 2014. Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making these determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
	March 31, 2015	March 31, 2014
Beginning balance	$3,792	$3,663
Provision for loan losses	—	—

Charge-offs:
Commercial, financial, agricultural	—	54
Real estate commercial	39	—
Real estate mortgage	15	22
Installments	6	3

Total charge-offs	60	79

Recoveries:
Commercial, financial, agricultural	—	24
Real estate commercial	—	—
Real estate mortgage	—	—
Installments	3	2

Total recoveries	3	26

Net (charge-offs)/recoveries	(57)	(53)

Ending balance	$3,735	$3,610

Net (charge-offs)/recoveries to average loans (annualized)	(0.07%)	(0.07%)
Allowance for loan losses to total loans	1.07%	1.10%

The decrease in the allowance for loan losses as a percentage of total loans as of March 31, 2015 as compared with March 31, 2014 primarily reflected growth in the portfolio along with improvement in credit quality of the loan portfolio which resulted in reduction to the qualitative factors applied to each pool of loans. Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that, going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors the Bank cannot control.

Deposits

Deposits are the major source of the Bank’s funds for lending and investing purposes. Total deposits at March 31, 2015 were $372,895,000, an increase of $633,000, or 0.2%, from total deposits of $372,262,000 at December 31, 2014. There was a shift in the deposit mix since the 2014 year-end, as time deposits decreased $2,382,000 and interest bearing deposits decreased $2,385,000. In turn, noninterest bearing deposits increased $1,980,000 and savings deposits increased $3,420,000. As a result of the low interest rate environment, the Bank’s cost of funds associated with interest bearing deposits declined to 0.60% at March 31, 2015 from 0.62% at December 31, 2014 and 0.69% at March 31, 2014.

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). As of March 31, 2015, short-term borrowings totaled $22,000,000, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. This level of short-term borrowings compared with $12,500,000 in outstanding short-term borrowings at December 31, 2014, all of which were borrowed under the Bank’s FHLB Open Repo Plus line.

Long-term borrowings totaled $7,000,000 at March 31, 2015 and December 31, 2014, respectively, and are summarized as follows:

•	Long-term borrowings from the FHLB totaled $5,000,000 at March 31, 2015 and December 31, 2014;

•	During 2014, the Company borrowed $2,000,000 under a secured term loan agreement with ACNB Bank. This borrowing was outstanding at March 31, 2015 and December 31, 2014; and

•	In addition, the Company has a $5,000,000 secured guidance line of credit with ACNB Bank, Gettysburg, Pennsylvania with no outstanding borrowings at March 31, 2015 and December 31, 2014.

Shareholders’ Equity and Capital Adequacy

At March 31, 2015, shareholders’ equity for the Company totaled $38,303,000, an increase of $95,000 as compared with shareholder equity of $38,208,000 at December 31, 2014. The increase was due to net income of $374,000, less the payment of dividends of $373,000, an increase of $8,000 to surplus to reflect the compensation cost associated with option grants, and an increase in the net unrealized gains on securities available for sale, which net of tax, increased equity by $86,000.

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement. Accordingly, the Company is exempt from certain regulatory requirements administered by the federal banking agencies. However, the Bank is subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board. On January 1, 2015, the Basel III capital rules became effective for the Bank. The table that follows presents the Bank’s capital ratios as determined and reported to its regulator. The Bank’s capital ratios exceed both the regulatory minimums and the requirements necessary for designation as a “well-capitalized” institution under the new Basel III rules.

Capital Ratios (of Bank)
	March 31, 2015	December 31, 2014	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	8.2%	8.0%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	10.3%	10.3%	6.0%	8.0%
Total risk-based capital (to risk-weighted assets)	11.4%	11.5%	8.0%	10.0%
Common equity tier 1 risk based capital (to risk-weighted assets)	10.3%	n/a	4.5%	6.5%

The ratios presented do not reflect additional future Basel III requirements taking into account the 2.5% capital conservation buffer that will be phased in on the minimum regulatory capital ratios beginning in 2016 through 2019.

Banking laws and regulations limit the ability of the Bank to transfer cash to the Company in the form of dividends, loans or advances. Regulatory approval is required if the total of all dividends declared by a state bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At March 31, 2015, $1,815,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

The following presents the details of quarterly cash dividends paid to the Company’s shareholders during the three months ended March 31, 2015 as compared with March 31, 2014:

	Declaration Date	Record Date	Date of Payment	Per Share Cash Dividends Paid
2015 First quarter	2/25/2015	3/6/2015	3/30/2015	$0.1375

2014 First quarter	2/21/2014	3/7/2014	3/31/2014	$0.1250

During March 2011, the Company approved and implemented a Dividend Reinvestment and Stock Purchase Plan (the “DRP Plan”). The Plan enables registered stockholders to automatically reinvest all or a portion of their cash dividends into the purchase of additional common shares of the Company. Stockholders enrolled in the Plan also have the option to make voluntary cash contributions to the Plan on a quarterly basis in order to purchase additional shares of common stock. A 5% discount is applied to the purchase price of all shares purchased by the Plan. Shares purchased by the DRP Plan are made in open market or privately negotiated transactions (or a combination of both), and are administered by the Company’s transfer agent. The Company does not offer or sell any of its authorized but unissued shares to the DRP, and therefore does not receive any proceeds from the purchase of common stock by this Plan.

In June 2014, the Board of Directors and shareholders of the Company approved an Employee Stock Purchase Plan (“ESPP”), giving eligible employees the opportunity to purchase common stock at a 15% discount from the market price. On April 21, 2015, the Company filed a Form S-8 with the Securities and Exchange Commission to register a total of 150,000 common shares, of which 75,000 shares are reserved and could be used for the purchase of common shares by the ESPP and 75,000 shares are reserved and could be used for the purchase of common shares by Riverview Financial Corporation 401(k) Retirement Plan. Shares purchased by the ESPP, which is administered by the Company’s transfer agent, either may be purchased in the open market or privately negotiated transactions, or may be issued from the reserve of 75,000 registered shares. In the event shares are issued from the reserve, the Company would receive the proceeds from the purchase of common stock by the ESPP.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit. At March 31, 2015, the Company had unfunded outstanding commitments to extend credit of $48,159,000 and outstanding letters of credit of $3,141,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Refer to Note 12 of the 2014 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of the Company’s off-balance sheet arrangements.

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

The Bank’s balance sheet at March 31, 2015 was positively gapped, which suggests that the net yield on interest earning assets may increase during periods of rising rates. However, a simple interest rate gap analysis alone may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react differently to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, prepayments and early withdrawal levels could also deviate from those assumed in evaluating the interest rate gap.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $17,195,000 at March 31, 2015, and was $1,623,000 higher than the $15,572,000 that was outstanding at December 31, 2014. While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in the Company’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital. At March 31, 2015, there were $2,708,000 of unpledged available-for-sale securities readily available for sale for liquidity purposes as compared with $555,000 at December 31, 2014. The increase in the volume of unpledged securities was attributable to the decrease in the amount of investment securities that were needed to be pledged as a result of a decrease in public fund deposits since the 2014 year-end.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates. The Bank’s core deposits, which exclude certificates of deposit over $250,000, were $365,723,000 at March 31, 2015 as compared to $365,137,000 at December 31, 2014. Core deposits have historically provided a source of relatively stable and low cost liquidity. Short-term and long-term borrowings utilizing the federal funds line and credit facilities established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding. As of March 31, 2015, the Bank had access to two formal borrowing lines with its correspondent banks totaling $165,744,000, net of the aggregate amounts outstanding on these lines totaling $27,000,000, comprised of $5,000,000 in term loans and $22,000,000 in short-term borrowings. In addition to the Bank’s borrowing capacity, Riverview has a $5,000,000 secured guidance line of credit available from ACNB Bank, with no outstanding draws as of March 31, 2015 and December 31, 2014.

There are a number of factors that may impact the Company’s liquidity position. Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows. Management is of the opinion that its liquidity position at March 31, 2015 was adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected needs.

Inflation

The impact of inflation upon financial institutions can affect assets and liabilities through the movement of interest rates. The exact impact of inflation on the Company is difficult to measure. Inflation may cause operating expenses to change at a rate not matched by the change in earnings. Inflation may affect the borrowing needs of consumer and commercial customers, in turn affecting the growth of the Company’s assets. Inflation may also affect the level of interest rates in the general market, which in turn can affect the Company’s profitability and the market value of assets held. The Company actively manages its interest rate sensitive assets and liabilities countering the effects of inflation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31,2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, pursuant to Exchange Act Rule 15d-15. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. Based upon the evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood if future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of the Company, after review with legal counsel, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company’s consolidated financial condition. There are no proceedings pending other than ordinary, routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the first three months of 2015.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

The following Exhibits are filed as part of this filing on Form 10-Q, or incorporated by reference hereto:

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (Incorporated by reference to Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

3.3	Registration statement on Form S-8 to register 150,000 shares of Riverview common stock for Riverview Financial Corporation 401k Retirement Plans and Riverview Financial Corporation Employee Stock Purchase Plan (Registration No. 333-203544 filed April 21, 2015.)

21.1	Subsidiaries of Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2015

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	May 14, 2015

Exhibit Index

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (Incorporated by reference to Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

3.3	Registration statement on Form S-8 to register 150,000 shares of Riverview common stock for Riverview Financial Corporation 401k Retirement Plans and Riverview Financial Corporation Employee Stock Purchase Plan (Registration No. 333-203544 filed April 21, 2015.)

21.1	Subsidiaries of Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).