Form 10-Q
period 2015-06-30
Riverview Financial Corp
filed 2015-08-14
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,711,258 shares of Common Stock, with no par value per share, outstanding as of August 5, 2015.

RIVERVIEW FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2015	2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,285	$8,477
Interest bearing deposits	8,569	6,103

Cash and cash equivalents	14,854	14,580
Interest bearing time deposits with banks	991	992
Investment securities available for sale	50,417	48,818
Mortgage loans held for sale	1,156	216
Loans, net of allowance for loan losses of $4,145 - 2015; $3,792 - 2014	347,569	338,901
Premises and equipment	11,151	11,440
Accrued interest receivable	1,335	1,237
Restricted investments in bank stocks	1,315	1,002
Cash value of life insurance	8,739	8,587
Foreclosed assets	347	1,022
Goodwill	2,297	2,297
Intangible assets	1,245	1,381
Other assets	6,878	5,673

Total Assets	$448,294	$436,146

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$62,469	$53,620
Demand, interest bearing	135,288	132,860
Savings and money market	89,005	83,748
Time	95,050	102,034

Total deposits	381,812	372,262
Capital lease payable	—	1,655
Short-term borrowings	22,000	12,500
Long-term borrowings	2,000	7,000
Accrued interest payable	116	154
Other liabilities	6,066	4,367

Total Liabilities	411,994	397,938

Shareholders’ Equity
Preferred stock, 2015 and 2014, no par value; authorized 3,000,000 shares	—	—
Common stock, 2015 and 2014, no par value; authorized 5,000,000 shares; issued and outstanding 2015 2,709,864 shares; 2014 2,708,840 shares	22,077	22,077
Surplus	230	201
Retained earnings	14,079	15,795
Accumulated other comprehensive income (loss)	(86)	135

Total Shareholders’ Equity	36,300	38,208

Total Liabilities and Shareholders’ Equity	$448,294	$436,146

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share data)	June 30,		June 30,
	2015	2014	2015	2014
Interest and Dividend Income
Loans, including fees	$3,874	$4,340	$7,707	$8,251
Investment securities - taxable	224	295	471	584
Investment securities - tax exempt	108	178	202	364
Federal funds sold	—	1	—	1
Interest-bearing deposits	9	12	18	20
Dividends	14	11	53	19

Total Interest Income	4,229	4,837	8,451	9,239

Interest Expense
Deposits	436	461	875	968
Short-term borrowings	18	3	33	5
Long-term debt	50	64	105	131

Total Interest Expense	504	528	1,013	1,104

Net Interest Income	3,725	4,309	7,438	8,135

Provision for Loan Losses	450	—	450	—

Net Interest Income after Provision for Loan Losses	3,275	4,309	6,988	8,135

Noninterest Income
Service charges on deposit accounts	97	119	195	227
Other service charges and fees	153	134	290	491
Earnings on cash value of life insurance	74	50	125	101
Fees and commissions from securities brokerage	217	196	426	418
Gain/(loss) on sale of available for sale securities	(41)	47	(41)	47
Loss on sale and valuation of other real estate owned	(41)	(239)	(67)	(233)
Loss on other assets	(53)	(8)	(53)	(2)
Gain on sale of mortgage loans	116	74	194	149

Total Noninterest Income	522	373	1,069	1,198

Noninterest Expenses
Salaries and employee benefits	3,793	1,959	5,871	3,769
Occupancy expenses	579	310	1,015	697
Equipment expenses	165	157	326	306
Telecommunication and processing charges	310	281	603	548
Postage and office supplies	98	94	186	194
Loan prepayment penalty	238	—	238	—
FDIC premiums	87	93	155	183
Bank shares tax expense	87	78	172	160
Directors’ compensation	89	83	175	167
Professional services	122	68	290	134
Amortization of intangible assets	67	74	134	148
Other expenses	425	691	753	916

Total Noninterest Expenses	6,060	3,888	9,918	7,222

Income (Loss) before Income Taxes	(2,263)	794	(1,861)	2,111
Applicable Federal Income Tax Expense (Benefit)	(919)	252	(891)	559

Net Income (Loss)	($1,344)	$542	($970)	$1,552

Basic Earnings (Loss) Per Share	($0.50)	$0.20	($0.36)	$0.57

Diluted Earnings (Loss) Per Share	($0.50)	$0.20	($0.36)	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net income (loss)	($1,344)	$542	($970)	$1,552
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax of ($172) and $266 for the three months ended and ($128) and $523 for the six months ended	(334)	517	(248)	1,015
Reclassification adjustment for (gains) losses included in net income, net of tax of $14 and ($16) for the three and six months ended	27	(31)	27	(31)

Total other comprehensive income (loss), net of tax	(307)	486	(221)	984

Total comprehensive income (loss)	($1,651)	$1,028	($1,191)	$2,536

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2015 and 2014

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – January 1, 2014	$22,077	$124	$14,562	($535)	$36,228

Net income	—	—	1,552	—	1,552

Other comprehensive income	—	—	—	984	984

Compensation cost of option grants	—	8	—	—	8

Cash dividends, $0.265 per share	—	—	(716)	—	(716)

Balance – June 30, 2014	$22,077	$132	$15,398	$449	$38,056

Balance – January 1, 2015	$22,077	$201	$15,795	$135	$38,208

Net loss	—	—	(970)	—	(970)

Other comprehensive loss	—	—	—	(221)	(221)

Compensation cost of option grants	—	16	—	—	16

Issuance of 1,024 shares of common stock to the ESPP, $13.13 per share	—	13	—	—	13

Cash dividends, $0.275 per share	—	—	(746)	—	(746)

Balance – June 30, 2015	$22,077	$230	$14,079	($86)	$36,300

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income (loss)	($970)	$1,552
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	483	348
Provision for loan losses	450	—
Granting of stock options	16	8
Net amortization (accretion) of premiums on securities available for sale	222	184
Net realized loss from write-down or sale of foreclosed real estate and other assets	67	233
Net realized (gain) loss on sale or calls of securities available for sale	41	(47)
Amortization of intangible assets	136	146
Deferred income taxes	(599)	272
Proceeds from sale of mortgage loans	9,831	6,989
Net gain on sale of mortgage loans	(194)	(149)
Mortgage loans originated for sale	(10,577)	(6,757)
Earnings on cash value of life insurance, net	(125)	(101)
(Increase) decrease in accrued interest receivable and other assets	(589)	253
Increase (decrease) in accrued interest payable and other liabilities	1,661	(193)

Net Cash Provided by (Used in) Operating Activities	(147)	2,738

Cash Flows from Investing Activities
Net maturities of interest bearing time deposits	1	1
Securities available for sale:
Purchases	(5,964)	(11,046)
Proceeds from maturities, calls and principal repayments	3,766	3,150
Proceeds from sales	—	2,560
Proceeds from the sale of foreclosed real estate	1,002	35
Net increase in restricted investments in bank stock	(313)	(529)
Net increase in loans	(9,512)	(6,839)
Purchases of premises and equipment	(194)	(2,204)
Purchase of life insurance	(27)	(5)

Net Cash Used in Investing Activities	(11,241)	(14,877)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	9,550	(7,226)
Increase in short-term borrowings	9,500	15,713
Repayment of long-term debt	(5,000)	(3,000)
Payment of capital lease	(1,655)	—
Issuance of common stock to ESPP	13	—
Dividends paid	(746)	(716)

Net Cash Provided by Financing Activities	11,662	4,771

Net Increase (Decrease) in Cash and Cash Equivalents	274	(7,368)
Cash and Cash Equivalents - Beginning	14,580	24,062

Cash and Cash Equivalents - Ending	$14,854	$16,694

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)

Supplemental Disclosures of Cash Flows Information

Interest paid	$1,051	$1,141

Income taxes paid	$275	$250

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$394	$299

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The Company and The Citizens National Bank of Meyersdale, PA (“Citizens”) entered into an Agreement and Plan of Merger, dated October 30, 2014 (the “Merger Agreement”), pursuant to which Citizens will merge with and into Riverview Bank, with Riverview Bank surviving (the “Merger”). Citizens’ shareholders have approved the Merger, subject to receipt of approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“DOB”). In July, 2015, the Company withdrew its previously filed merger applications with these bank regulators with plans to re-submit the applications during the third quarter of 2015.

The Bank is a Pennsylvania state-chartered financial institution. The Company and the Bank are subject to regulations of state and federal agencies, including the DOB, Federal Reserve and FDIC. These regulatory agencies periodically examine the Company and the Bank for adherence to laws and regulations as well as safety and soundness.

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

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and predominant practices within the banking industry, and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or any other future period.

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

Accounting Policies

The accounting policies of the Company, as applied in the interim consolidated financial statements presented, are substantially the same as those followed on an annual basis, as applied in the Company’s annual consolidated audited financial statements included in the Company’s Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for Riverview Financial Corporation for the year ended December 31, 2014. The results of interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Segment Reporting

The Company operates in a single business segment consisting of traditional banking activities.

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from the date of the financial statements through August 14, 2015, the date this Form 10-Q was filed, and has identified the following event that requires recognition or disclosure in the consolidated financial statements:

•	While working through the regulatory approval process, in July 2015, the Company withdrew its previously filed applications with the FDIC, DOB and Federal Reserve to merge with Citizens. It is the Company’s intention to submit new applications to the bank regulators during the third quarter of 2015 for the purpose of re-applying for approval of the merger.

Note 2 – Acquisition of Citizens National Bank of Meyersdale

The Company and Citizens National Bank of Meyersdale (“Citizens”) entered into an Agreement and Plan of Merger, dated October 30, 2014 (the “Merger Agreement”), pursuant to which Citizens will merge with and into Riverview Bank, with Riverview Bank surviving (the “Merger”). In the Merger, each share of Citizens common stock that is outstanding, other than treasury stock, will be converted into either (1) $38.46 in cash or (2) 2.9586 shares of the Company’s common stock, at the election of each Citizens shareholder, subject to proration in order to ensure that no more than 20% of the outstanding Citizens shares are converted into cash consideration. Riverview Bank and Citizens will be combined in a statutory merger under the provisions of the Pennsylvania Banking Code, and Riverview Bank will survive as the resulting institution.

Note 2 – Acquisition of Citizens National Bank of Meyersdale (continued)

Citizens’ shareholders have approved the Merger, subject to receipt of approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“DOB”). In July 2015, the Company withdrew its previously filed applications with the FDIC, DOB and the Federal Reserve to merge with Citizens with the intent to re-file its applications with the FDIC, the DOB and the Federal Reserve during the third quarter of 2015. The Merger Agreement may be terminated by either Party if Closing has not occurred by December 31, 2015.

Note 3 - Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares that would have been outstanding if dilutive potential common shares had been issued. The Company’s potential common stock equivalents consist of outstanding common stock options for 322,200 shares of Riverview common stock as of June 30, 2015 and June 30, 2014.

The following table presents the computation of earnings per share for the periods presented.

	Three Months ended June 30,
	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2015:
Basic EPS	($1,344)	2,709,538	($0.50)
Dilutive effect of potential common stock options		7,594

Diluted EPS	($1,344)	2,717,132	($0.50)

2014:
Basic EPS	$542	2,703,840	$0.20
Dilutive effect of potential common stock options		9,542

Diluted EPS	$542	2,713,382	$0.20

	Six Months ended June 30,
	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2015:
Basic EPS	($970)	2,709,191	($0.36)
Dilutive effect of potential common stock options		10,126

Diluted EPS	($970)	2,719,317	($0.36)

2014:
Basic EPS	$1,552	2,703,840	$0.57
Dilutive effect of potential common stock options		5,622

Diluted EPS	$1,552	2,709,462	$0.57

Note 4 – Changes in Accumulated Other Comprehensive Income

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

Note 4 – Changes in Accumulated Other Comprehensive Income (continued)

The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income for the periods presented:

	Three Months Ended June 30,
	2015			2014
(In thousands)	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total
Beginning balance	$563	($342)	$221	($46)	$9	($37)

Other comprehensive income (loss) before reclassifications	(506)	—	(506)	783	—	783

Amounts reclassified from accumulated other comprehensive income(1)	41	—	41	(47)	—	(47)

Tax effect of current period changes(2)	158	—	158	(250)	—	(250)

Net current-period other comprehensive income (loss)	(307)	—	(307)	486	—	486

Ending balance	$256	($342)	($86)	$440	$9	$449

(1)	Included in gain (loss) on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in tax expense on the Consolidated Statements of Income.

	Six Months Ended June 30,
	2015			2014
(In thousands)	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total
Beginning balance	$477	($342)	$135	($544)	$9	($535)

Other comprehensive income (loss) before reclassifications	(376)	—	(376)	1,538	—	1,538

Amounts reclassified from accumulated other comprehensive income(1)	41	—	41	(47)	—	(47)

Tax effect of current period changes(2)	114	—	114	(507)	—	(507)

Net current-period other comprehensive income (loss)	(221)	—	(221)	984	—	984

Ending balance	$256	($342)	($86)	$440	$9	$449

(1)	Included in gain (loss) on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in tax expense on the Consolidated Statements of Income.

Note 5 - Investment Securities Available-for-Sale

The following tables present the amortized cost and estimated fair values of investment securities at June 30, 2015 and December 31, 2014, all of which were available-for-sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

June 30, 2015:
U.S Government agencies	$776	$13	$—	$789
State and municipal	27,743	358	196	27,905
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	18,532	143	8	18,667
Collateralized mortgage obligations (CMOs)	2,018	35	1	2,052
Corporate debt obligations	490	8	—	498
Equity securities, financial services	471	35	—	506

	$50,030	$592	$205	$50,417

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

December 31, 2014:
U.S Government agencies	$798	$20	$1	$817
State and municipal	23,296	474	62	23,708
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	20,676	229	3	20,902
Collateralized mortgage obligations (CMOs)	2,364	28	1	2,391
Corporate debt obligations	489	16	—	505
Equity securities, financial services	471	24	—	495

	$48,094	$791	$67	$48,818

The amortized cost and fair value of debt securities available-for-sale at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$—	$—
Due after one year through five years	2,242	2,291
Due after five years through ten years	10,513	10,631
Due after ten years	16,254	16,270

	29,009	29,192

Mortgage-backed securities	18,532	18,667
CMOs	2,018	2,052
Equity securities	471	506

	21,021	21,225

	$50,030	$50,417

Securities with an amortized cost of $49,044,000 and a fair value of $49,387,000 were pledged at June 30, 2015 as collateral for public fund deposits and for other purposes as required or permitted by law. This compares to December 31, 2014, when securities with an amortized cost of $47,084,000 and a fair value of $47,768,000 were pledged for the same purposes.

Note 5 - Investment Securities Available-for-Sale (continued)

Information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2015:
Available-for-sale:
U.S. Government agency securities	$—	$—	$25	$—	$25	$—
State and municipal	11,420	179	653	17	12,073	196
Mortgage-backed securities	5,983	8	—	—	5,983	8
Collateralized mortgage obligations (CMOs)	448	1	—	—	448	1

	$17,851	$188	$678	$17	$18,529	$205

December 31, 2014:
Available-for-sale:
U.S. Government agency securities	$49	$1	$—	$—	$49	$1
State and municipal	2,034	5	3,455	57	5,489	62
Mortgage-backed securities	3,699	3	—	—	3,699	3
Collateralized mortgage obligations (CMOs)	423	1	100	—	523	1

	$6,205	$10	$3,555	$57	$9,760	$67

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

At June 30, 2015, thirty one securities, comprised of one U.S. Government agency, twenty five state and municipal securities, two mortgage-backed securities and three CMOs, had unrealized losses as compared with a total of sixteen securities at December 31, 2014. Management believes the unrealized losses related to changes in interest rates since the time the individual securities were purchased as opposed to underlying credit issues. As the Company does not intend to sell any of these debt securities, and it is more likely than not that the Company will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

There were no securities sold during the three months and six months ended June 30, 2015. However, a loss of $41,000 was recorded during the six months ended June 30, 2015 due to several municipal bonds that were either fully or partially called, resulting in the acceleration of the premium expense associated with those specific securities. One municipal bond was sold during the three months ended June 30, 2014. For the six months ended June 30, 2014, 5,549 shares of financial institution equity securities were redeemed at $2.68 per share, totaling $15,000, and three available for sale municipal bonds, one corporate bond and one mortgage-backed security totaling, $2,545,000, were sold resulting in gross realized gains of $85,000 and gross realized losses of $38,000, resulting in a net gain of $47,000 from both the sale and redemption of securities.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category. Loans receivable are summarized as follows for the periods presented:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Commercial	$41,360	$37,301
Commercial real estate	203,695	199,782
Commercial land and land development	12,028	11,441
Residential real estate	73,121	73,453
Home equity lines of credit	18,711	18,235
Consumer installment	2,799	2,481

Total loans	351,714	342,693
Allowance for loan losses	(4,145)	(3,792)

Total loans, net	$347,569	$338,901

The Bank takes a balanced approach to its lending activities by managing risk associated with its loan portfolio. This risk management is achieved by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ensuring that monitoring efforts are ongoing with attention to portfolio dynamics and mix, and following procedures that are consistently applied and updated on an annual basis. The Bank utilizes an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and every rejected loan application undergoes an audit review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not changed its loan underwriting criteria, and management believes its standards continue to remain conservative. All of the Bank’s loans are to domestic borrowers.

The Bank’s management monitors the loan portfolio on a regular basis with consideration given to detailed analysis of loans by portfolio segment. Portfolio segments represent pools of loans with similar risk characteristics. There are eight portfolio segments: commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. For the purpose of estimating the allowance for loan losses, the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/construction loans are also separately evaluated for loan participations bought and loans generated by the branches and commercial offices in Schuylkill and Berks Counties, which are new market areas adjacent to the Bank’s traditional geographic footprint. In addition, the Company undertakes separate evaluations for the acquired Union Bank portfolio.

Internal policy requires that the Chief Credit Officer report to the Board of Directors on a quarterly basis to discuss the status of the loan portfolio and any related credit quality issues. These reports include, but are not limited to, information on past due and nonaccrual loans, impaired loans, the allowance for loan losses, changes in the allowance for loan losses, credit quality indicators and foreclosed assets.

Past Due Loans and Nonaccrual Loans

Loans are considered to be past due when they are not paid in accordance with contractual terms. Past due loans are monitored by portfolio segment and by severity of delinquency: 30-59 days past due; 60-89 days past due; and 90 days and greater past due. The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it can be documented that it is well secured and in the process of collection. When a loan is placed on nonaccrual status, all unpaid interest credited to income in the current calendar year is reversed, and all unpaid interest accrued in prior calendar years is charged against the allowance for loan losses. Interest payments received on nonaccrual loans are either applied against principal or reported as interest income according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents an aging of loans receivable by loan portfolio segments as of June 30, 2015 and December 31, 2014, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing

June 30, 2015:
Commercial	$26	$25	$365	$416	$40,944	$41,360	$—
Commercial real estate:
Non-owner occupied	2,168	—	—	2,168	102,955	105,123	—
Owner occupied	1,993	886	49	2,928	69,446	72,374	—
1-4 family investment	348	466	272	1,086	25,112	26,198	—
Commercial land and land development	—	—	219	219	11,809	12,028
Residential real estate	531	319	793	1,643	71,478	73,121	230
Home equity lines of credit	—	36	90	126	18,585	18,711	40
Consumer	7	8	—	15	2,784	2,799	—

Total	$5,073	$1,740	$1,788	$8,601	$343,113	$351,714	$270

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
December 31, 2014
Commercial	$24	$41	$364	$429	$36,872	$37,301	$—
Commercial real estate:
Non-owner occupied	15	5,426	162	5,603	97,823	103,426	—
Owner occupied	621	—	758	1,379	70,178	71,557	294
1-4 family investment	—	515	446	961	23,838	24,799	132
Commercial land and land development	16	—	215	231	11,210	11,441	—
Residential real estate	739	425	1,805	2,969	70,484	73,453	214
Home equity lines of credit	103	59	436	598	17,637	18,235	—
Consumer	6	5	3	14	2,467	2,481	3

Total	$1,524	$6,471	$4,189	$12,184	$330,509	$342,693	$643

Loan balances above include net deferred loan fees of $675,000 and $716,000 at June 30, 2015 and December 31, 2014.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower. Such loans approximated $4,424,000 and $4,245,000 at June 30, 2015 and December 31, 2014, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $45,000 for the three months ended June 30, 2015 and $88,000 for the six months ended June 30, 2015. These amounts compare to $41,000 for the three months ended June 30, 2014 and $155,000 for the six months ended June 30, 2014.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents loans by loan portfolio segments that were on a nonaccrual status as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015	December 31, 2014
Commercial	$1,703	$515
Commercial real estate:
Non-owner occupied	—	162
Owner occupied	1,151	701
1-4 family investment	338	384
Commercial land and land development	219	215
Residential real estate	927	1,735
Home equity lines of credit	86	533

Total	$4,424	$4,245

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

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents impaired loans by loan portfolio segments for the periods presented:

	June 30, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment in Impaired Loans	Interest Income Recognized

Loans with no related allowance recorded:
Commercial	$510	$510	$—	$511	$20	$512	$27
Commercial real estate:
Non-owner occupied	2,175	2,175	—	2,182	20	2,184	39
Owner occupied	1,779	1,779	—	1,198	31	1,007	46
1-4 family investment	808	808	—	814	6	817	11
Commercial land and land development	219	219	—	219	—	218	—
Residential real estate	2,281	2,281	—	2,431	41	2,530	86
Home equity lines of credit	401	401	—	445	16	448	16

	$8,173	$8,173	$—	$7,800	$134	$7,716	$225

Loans with an allowance recorded:
Commercial	$1,854	$1,854	$272	$1,062	$—	$866	$15
Commercial real estate:
1-4 family investment	193	193	14	193	—	192	—
Residential real estate	123	123	6	123	1	123	2

	$2,170	$2,170	$292	$1,378	$1	$1,181	$17

Total
Commercial	$2,364	$2,364	$272	$1,573	$20	$1,378	$42
Commercial real estate:
Non-owner occupied	2,175	2,175	—	2,182	20	2,184	39
Owner occupied	1,779	1,779	—	1,198	31	1,007	46
1-4 family investment	1,001	1,001	14	1,007	6	1,009	11
Commercial land and land development	219	219	—	219	—	218	—
Residential real estate	2,404	2,404	6	2,554	42	2,653	88
Home equity lines of credit	401	401	—	445	16	448	16

	$10,343	$10,343	$292	$9,178	$135	$8,897	$242

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

	December 31, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment in Impaired Loans	Interest Income Recognized

Loans with no related allowance recorded:
Commercial	$1,193	$1,193	$—	$847	$8	$850	$16
Commercial real estate:
Non-owner occupied	1,893	1,893	—	1,901	17	1,902	34
Owner occupied	904	904	—	1,079	15	1,101	27
1-4 family investment	857	857	—	1,293	7	1,295	12
Commercial land and land development	215	215	—	215	—	215	—
Residential real estate	1,834	1,834	—	1,781	19	1,793	39
Home equity lines of credit	774	774	—	758	2	763	4

	$7,670	$7,670	$—	$7,874	$68	$7,919	$132

Loans with an allowance recorded:
Commercial	$—	$—	$—	$159	$—	$162	$—
Commercial real estate:
Non-owner occupied	141	141	50	—	—	—	—
Owner occupied	282	282	22	—	—	—	—
1-4 family investment	191	191	5	200	—	100	3
Residential real estate	124	124	5	126	1	126	2

	$738	$738	$82	$485	$1	$388	$5

Total
Commercial	$1,193	$1,193	$—	$1,006	$8	$1,012	$16
Commercial real estate:
Non-owner occupied	2,034	2,034	50	1,901	17	1,902	34
Owner occupied	1,186	1,186	22	1,079	15	1,101	27
1-4 family investment	1,048	1,048	5	1,493	7	1,395	15
Commercial land and land development	215	215	—	215	—	215	—
Residential real estate	1,958	1,958	5	1,907	20	1,919	41
Home equity lines of credit	774	774	—	758	2	763	4

	$8,408	$8,408	$82	$8,359	$69	$8,307	$137

The recorded investment in impaired loans increased by $1,935,000 at June 30, 2015 as compared to December 31, 2014. This increase resulted primarily from the addition of three residential loans, which became impaired in the first quarter, and the addition of one commercial loan and three owner-occupied commercial real estate loans, which became impaired in the second quarter. This was offset by payments received on impaired loans during the first six months of 2015, along with the transfer of two impaired loans to other real estate owned.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when the Bank agrees to a modification to the terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. As of June 30, 2015, there were twenty-six restructured loans, totaling $7,084,000, involving nineteen separate and unrelated borrowers who were experiencing financial difficulty. The modifications on these loans included reductions in interest rates, extension of maturity dates, lengthening of amortization schedules and provisions for interest only payments. There are no commitments to extend additional funds to any of these borrowers. At December 31, 2014, there were twenty-two restructured loans, totaling $6,596,000, involving fifteen separate and unrelated borrowers.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following tables present the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the three and six months ended June 30, 2015 and 2014, as well as the number and recorded investment in these loans that subsequently defaulted. Defaulted loans are those for which payment is 30 days or more past due under the modified terms.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings:
Commercial real estate:
Owner occupied	—	$—	$—	1	$149	$149
Residential real estate	—	—	—	3	473	473

There were no troubled debt restructurings that subsequently defaulted.

There were no new troubled debt restructurings during the three or six months ended June 30, 2014.

Allowance for Loan Losses

The allowance for loan losses is composed of individual valuation allowances deemed necessary to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, and loan pool valuation allowances, allocated and unallocated, deemed necessary to absorb losses which are not specifically identified but are inherent in the portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. If the allowance for loan losses is not sufficient to cover actual loan losses, the Bank’s earnings may be reduced.

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

The Bank measures estimated credit losses in each of these groups of loans based on the historical loss rate of each group. The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters. In the case of the acquired Union Bank loan portfolio, the historical loss rate is calculated based on the average annualized net charge-offs over the six calendar quarters since acquisition.

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

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

Uncollateralized portions of residential real estate loans and consumer loans secured by real estate are charged off no later than when they are 180 days past due. Current appraisals are obtained to determine the appropriate carrying balance with any exposed portion of the loan principal balance being charged off.

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the periods presented:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses for the Three Months Ended June 30, 2015:
Beginning balance	$363	$1,297	$731	$395	$113	$672	$107	$19	$38	$3,735
Charge-offs	—	—	—	11	—	12	10	16	—	49
Recoveries	8	—	—	—	—	—	—	1	—	9
Provision	269	(6)	(12)	14	3	20	19	18	125	450

Ending balance	$640	$1,291	$719	$398	$116	$680	$116	$22	$163	$4,145

Ending balance: individually evaluated for impairment	$272	$—	$—	$14	$—	$6	$—	$—	$—	$292

Ending balance: collectively evaluated for impairment	$368	$1,291	$719	$384	$116	$674	$116	$22	$163	$3,853

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses for the Three Months Ended June 30, 2014:
Beginning balance	$356	$975	$800	$357	$126	$569	$99	$27	$301	$3,610
Charge-offs	36	190	—	—	—	53	—	1	—	280
Recoveries	24	—	—	—	—	—	—	1	—	25
Provision	25	351	(139)	(1)	(4)	31	17	2	(282)	—

Ending balance	$369	$1,136	$661	$356	$122	$547	$116	$29	$19	$3,355

Ending balance: individually evaluated for impairment	$—	$—	$—	$13	$—	$7	$—	$—	$—	$20

Ending balance: collectively evaluated for impairment	$369	$1,136	$661	$343	$122	$540	$116	$29	$19	$3,335

Allowance for Loan Losses for the Six Months Ended June 30, 2015:
Beginning balance	$330	$1,380	$713	$369	$115	$701	$104	$15	$65	$3,792
Charge-offs	—	—	39	11	—	27	10	22	—	109
Recoveries	8	—	—	—	—	—	—	4	—	12
Provision	302	(89)	45	40	1	6	22	25	98	450

Ending balance	$640	$1,291	$719	$398	$116	$680	$116	$22	$163	$4,145

Ending balance: individually evaluated for impairment	$272	$—	$—	$14	$—	$6	$—	$—	$—	$292

Ending balance: collectively evaluated for impairment	$368	$1,291	$719	$384	$116	$674	$116	$22	$163	$3,853

Allowance for Loan Losses for the Six Months Ended June 30, 2014:
Beginning balance	$424	$875	$831	$373	$144	$567	$103	$30	$316	$3,663
Charge-offs	36	244	—	—	—	75	—	4	—	359
Recoveries	48	—	—	—	—	—	—	3	—	51
Provision	(67)	505	(170)	(17)	(22)	55	13	—	(297)	—

Ending balance	$369	$1,136	$661	$356	$122	$547	$116	$29	$19	$3,355

Ending balance: individually evaluated for impairment	$—	$—	$—	$13	$—	$7	$—	$—	$—	$20

Ending balance: collectively evaluated for impairment	$369	$1,136	$661	$343	$122	$540	$116	$29	$19	$3,335

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Loans as of June 30, 2015:
Ending balance	$41,360	$105,123	$72,374	$26,198	$12,028	$73,121	$18,711	$2,799		$351,714

Ending balance: individually evaluated for impairment	$2,364	$2,175	$1,779	$1,001	$219	$2,404	$401	$—		$10,343

Ending balance: collectively evaluated for impairment	$38,996	$102,948	$70,595	$25,197	$11,809	$70,717	$18,310	$2,799		$341,371

Loans as of December 31, 2014:
Ending balance	$37,301	$103,426	$71,557	$24,799	$11,441	$73,453	$18,235	$2,481		$342,693

Ending balance: individually evaluated for impairment	$1,193	$2,034	$1,186	$1,048	$215	$1,958	$774	$—		$8,408

Ending balance: collectively evaluated for impairment	$36,108	$101,392	$70,371	$23,751	$11,226	$71,495	$17,461	$2,481		$334,285

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

Guarantors: Guarantees can differ substantially in enhancing the risk rating assigned to a loan or lending commitment. In order to provide enough support to impact the assigned rating by one or more levels, the guarantee must be unconditional and must be from an individual or entity with substantial financial strength and a vested interest in the success of the borrower.

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

The following table presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of June 30, 2015 and December 31, 2014:

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total

June 30, 2015:
1 – Excellent	$196	$—	$—	$—	$—	$—	$—	$150	$346
2 – Good	3,618	136	1,573	40	176	—	—	—	5,543
3 – Satisfactory	32,278	98,343	61,763	18,810	11,603	$67,830	17,754	2,649	311,030
4 – Watch	1,330	2,301	6,564	5,156	—	1,730	478	—	17,559
5 – Special Mention	133	2,175	695	1,314	30	15	28	—	4,390
6 – Substandard	3,805	2,168	1,779	878	219	3,546	451	—	12,846
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$41,360	$105,123	$72,374	$26,198	$12,028	$73,121	$18,711	$2,799	$351,714

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total

December 31, 2014:
1 – Excellent	$275	$—	$—	$—	$—	$—	$—	$161	$436
2 – Good	3,975	169	1,682	46	183	—	—	—	6,055
3 – Satisfactory	30,593	93,180	61,916	18,445	10,671	68,288	16,894	2,320	302,307
4 – Watch	722	4,697	5,743	3,704	154	1,728	489	—	17,237
5 – Special Mention	145	3,031	1,031	1,741	218	124	319	—	6,609
6 – Substandard	1,591	2,349	1,185	863	215	3,313	533	—	10,049
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$37,301	$103,426	$71,557	$24,799	$11,441	$73,453	$18,235	$2,481	$342,693

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The adequacy of the allowance is analyzed quarterly, and adjusted to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio. Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2015, management believes the allowance for loan losses has been established at a level sufficient to cover the probable incurred losses in the loan portfolio.

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

As part of the consolidation with Union, effective November 1, 2013, the Bank identified fourteen purchased credit impaired (“PCI”) loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized as interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Bank to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Bank then reclassifies as an accretable discount that is recognized as interest income over the remaining life of the loan. The Bank’s evaluation of the amount of future cash flows that it expects to collect is based on a cash flow methodology that involves assumptions and judgments as to credit risk, collateral values, discount rates, payment speeds, and prepayment risk. Charge-offs of the principal amount on purchased impaired loans is first applied to the non-accretable discount.

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

The following is a summary of the loans purchased in the Union transaction as November 1, 2013, the date of consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Union	(In thousands)
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The unpaid principal balances and the related carrying amounts of acquired loans as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$1,531	$2,672
Carrying Amount	687	713
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	54,221	59,808
Carrying Amount	52,510	57,920
Total Purchased Loans
Outstanding balance	55,752	62,480
Carrying Amount	53,197	58,633

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(In thousands)

Balance – beginning of period	$300	$343	$310	$378
Accretion recognized during the period	(30)	(633)	(56)	(661)
Net reclassification from non-accretable to accretable	56	622	72	615

Balance – end of period	$326	$332	$326	$332

Note 7- Stock Option Plan

In January 2009, the Company implemented a nonqualified stock option plan. The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Company by providing incentives through participation in the appreciation of the common stock of the Company to secure, retain and motivate its directors, officers and key employees and to align those persons’ interests with those of the Company’s shareholders. Originally, 170,000 shares of the Company’s common stock were authorized to be issued under the 2009 Stock Option Plan. On January 4, 2012, the 2009 Stock Option Plan was amended and restated to increase the total number of shares of common stock that may be issued under the Plan to a total of 220,000 shares. On April 16, 2014, the 2009 Stock Option Plan was again amended and restated to increase the total number of shares of common stock by 130,000 shares thus increasing the total number of available shares under the Plan to 350,000 shares.

The vesting schedule for all options is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant become fully vested and remain exercisable for the option grant’s remaining term. As of June 30, 2015, there were 174,250 option grants fully vested and exercisable.

Information pertaining to options outstanding at June 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$9.75 - $10.60	322,200	7.5 years	$10.29	174,250	$10.58	2.7 years

Note 7 - Stock Option Plan (continued)

There was intrinsic value associated with all of the stock options outstanding at June 30, 2015 because the exercise prices for the options were lower than the trading price of the stock.

The Company accounts for these options in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company amortizes compensation expense over the vesting period, or seven years. Total compensation expense relating to the options that has been recognized since inception of the Plan through June 30, 2015 was $312,000, of which $8,000 was recorded for the three months ended June 30, 2015 and $16,000 was recorded for the six months ended June 30, 2015. The remaining unrecognized compensation expense as of June 30, 2015 was $178,000. In comparison with 2014, $6,000 in option compensation expense was recorded for the three months ended June 30, 2014 and $8,000 for the six months ended June 30, 2014.

During the three and six months ended June 30, 2015, no options were either granted or exercised. In comparison, 147,950 options were granted during the six months ended June 30, 2014, of which 107,200 were granted during the second quarter of 2014. No options were exercised during the three and six months ended June 30, 2014.

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

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows for the periods indicated:

	Contract or Notional Amount
	June 30, 2015	December 31, 2014
	(In thousands)

Commitments to grant loans	$23,411	$17,046
Unfunded commitments of existing loans	25,745	33,603
Standby and performance letters of credit	3,460	2,667

	$52,616	$53,316

Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Note 9 - Regulatory Matters and Shareholders’ Equity

The ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances is restricted by applicable regulations. Regulatory approval is required if the total of all dividends declared by a state-chartered bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At June 30, 2015, $99,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

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

Note 9 - Regulatory Matters and Shareholders’ Equity (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined). Management believes that, as of June 30, 2015, the Bank met all the capital adequacy requirements to which it is subject and meets the criteria to be well capitalized. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since year end that management believes have changed the Bank’s category.

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

The Bank’s actual capital ratios, at June 30, 2015 and December 31, 2014, and the minimum ratios required for capital adequacy purposes and to be well capitalized, are summarized as follow:

	Actual		Minimum Regulatory Capital Ratios under Basel III (without 2.5% capital conservation buffer phase-in)		Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2015:
Total risk-based capital (to risk-weighted assets)	38,257	10.8%	$28,421	≥8.0%	$35,526	≥10.0%
Tier 1 capital (to risk-weighted assets)	34,096	9.6	21,315	≥6.0	28,421	≥8.0
Tier 1 capital (to average total assets)	34,096	7.7	17,673	≥4.0	22,092	≥5.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	34,096	9.6	15,987	≥4.5	23,092	≥6.5

	Actual		Minimum Regulatory Capital Ratios		Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$37,899	11.5%	$26,385	≥8.0%	$32,982	≥10.0%
Tier 1 capital (to risk-weighted assets)	34,096	10.3	13,193	≥4.0	19,789	≥6.0
Tier 1 capital (to average total assets)	34,096	8.0	17,103	≥4.0	21,378	≥5.0

The Basel III capital rules became effective for the Bank on January 1, 2015. A new capital ratio - Common equity tier 1 risk-based capital – was introduced under the Basel III capital rules. The presentation does not take into account the 2.5% capital conservation buffer phase-in because the buffer does not apply until 2016, with full phase-in to be effective by 2019.

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments

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

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. At June 30, 2015 and December 31, 2014, the Company had no liabilities subject to fair value reporting measurement requirements.

The fair value of securities available for sale are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For these securities, the Company obtains fair value measurements from an independent pricing service. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 were as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2015:
U.S. Government agency securities	$789	$—	$789	$—
State and municipal	27,905	—	27,905	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	18,667	—	18,667	—
Collateralized mortgage obligations (CMOs)	2,052	—	2,052	—
Corporate debt obligations	498	—	498	—
Equity securities, financial services	506	506	—	—

Securities available-for- sale	$50,417	$506	$49,911	$—

December 31, 2014:
U.S. Government agency securities	$817	$—	$817	$—
State and municipal	23,708	—	23,708	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	20,902	—	20,902	—
Collateralized mortgage obligations (CMOs)	2,391	—	2,391	—
Corporate debt obligations	505	—	505	—
Equity securities, financial services	495	495	—	—

Securities available-for- sale	$48,818	$495	$48,323	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. Adjustments to the fair value of these assets usually results from the application of

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

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

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral. The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at the lower of cost or fair value of the underlying collateral less estimated costs to sell on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $10,343,000 at June 30, 2015, out of which $2,170,000 required a valuation allowance of $292,000. This level compares with impaired loans of $8,408,000 at December 31, 2014, out of which $738,000 required a valuation allowance of $82,000.

Goodwill

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. The Company did not record any goodwill impairment during the three and six months ended June 30, 2015 and 2014.

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

A summary of assets at June 30, 2015 and December 31, 2014, measured at estimated fair value on a nonrecurring basis follows:

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
June 30, 2015:
Loans held for sale	$—	$1,156	$—	$1,156	$—
Other real estate owned	—	347	—	347	(67)
Impaired loans, net of related allowance	—	1,878	—	1,878	—

Total	$—	$3,381	$—	$3,381	($67)

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
December 31, 2014:
Loans held for sale	$—	$216	$—	$216	$—
Other real estate owned	—	1,022	—	1,022	(317)
Impaired loans, net of related allowance	—	656	—	656	—

Total	$—	$1,894	—	$1,894	($317)

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014.

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

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

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

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

The estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are presented as follows:

		Fair Value Measurements at June 30, 2015 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$14,854	$14,854	$14,854	$—	$—
Interest-bearing time deposits	991	991	991	—	—
Investment securities	50,417	50,417	506	49,911	—
Mortgage loans held for sale	1,156	1,156	—	1,156	—
Loans, net	347,569	350,399	—	350,399	—
Accrued interest receivable	1,335	1,335	—	1,335	—
Restricted investments in bank stocks	1,315	1,315	—	—	1,315
Financial liabilities:
Deposits	381,812	371,597	—	371,597	—
Short-term borrowings	22,000	22,001	—	22,001	—
Long-term borrowings	2,000	2,000	—	2,000	—
Accrued interest payable	116	116	—	116	—
Off balance sheet financial instruments	—	—	—	—	—

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$14,580	$14,580	$14,580	$—	$—
Interest-bearing time deposits	992	992	992	—	—
Investment securities	48,818	48,818	—	48,818	—
Mortgage loans held for sale	216	216	—	216	—
Loans, net	338,901	341,121	—	341,121	—
Accrued interest receivable	1,237	1,237	—	1,237	—
Restricted investments in bank stocks	1,002	1,002	—	—	1,002
Financial liabilities:
Deposits	372,262	366,510	—	366,510	—
Capital lease payable	1,655	1,655	—	1,655	—
Short-term borrowings	12,500	12,499	—	12,499	—
Long-term borrowings	7,000	7,283	—	7,283	—
Accrued interest payable	154	154	—	154	—

Off balance sheet financial instruments	—	—	—	—	—

Note 11 – Recent Accounting Pronouncements

In June 2014, the FASB issued ASC Update 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASC Update 2014-12 clarifies guidance related to accounting for share-based payment awards with terms that allow an employee to vest in the award regardless of whether the employee is rendering service on the date a performance target is achieved. ASC Update 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASC Update 2014-12 is effective for public business entities’ interim and annual reporting periods beginning after December 15, 2015, with earlier adoption permitted. The adoption of ASC Update 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASC Update 2014-15, “Presentation of Financial Statements - Going Concern.” ASC Update 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The standards update describes how

Note 11 – Recent Accounting Pronouncements (continued)

an entity’s management should assess whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASC Update 2014-15 is effective for public business entities’ annual reporting periods ending after December 15, 2016, with earlier adoption permitted. The adoption of ASC Update 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 11 – Recent Accounting Pronouncements (continued)

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting- Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RIVERVIEW FINANCIAL CORPORATION

The following discussion and analysis summarizes the Company’s results of operations and highlights material changes for the three and six months ended June 30, 2015 and June 30, 2014 and its financial condition as of June 30, 2015. This discussion is intended to provide additional information which may not be readily apparent from the consolidated selected financial data included in this report.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related footnotes presented in the Company’s December 31, 2014 Annual Report contained in the Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future. Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	anticipated cost savings and synergies from the acquisition of Citizens National may not be realized;

•	delays in receipt of, or failure to receive, regulatory approvals for the acquisition of Citizens National may cause us to incur additional costs and expenses and take management’s attention away from running the Bank;

•	acquisitions and integration of previously acquired businesses may not be accomplished on the timeline envisioned by management, may take more time and resources than planned and may not achieve originally anticipated cost savings and synergies;

•	the effects of future economic conditions on the Company and the Bank’s customers;

•	additional legislative and regulatory requirements;

•	the impact of governmental monetary and fiscal policies;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	technological changes;

•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	acts of war or terrorism; and

•	volatilities in the securities market.

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

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. The Company’s significant accounting policies are described in Note 1 of the Notes to unaudited consolidated financial statements for the period ended June 30, 2015 herein contained in Part I, Item 1, Financial Statements.

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

As a community-focused financial institution, the Company, through its wholly-owned banking subsidiary, generates the majority of its revenues from net interest income derived from its core banking activities. Consolidated total assets were $448,294,000 at June 30, 2015, an increase of $12,148,000, or 2.8%, from $436,164,000 at December 31, 2014. The Company’s loans increased $8,668,000, or 2.6%, to $347,569,000 at June 30, 2015, while deposits increased $9,550,000, or 2.6%, to $381,812,000. For the six months ended June 30, 2015, the Company experienced a net loss of $970,000 as compared with net income of $1,552,000 for the six months ended June 30, 2014. The decrease in earnings was attributable to the implementation of restructuring and efficiency initiatives, which negatively affected earnings in the 2015 periods but are expected to enhance future profitability. It is management’s intent to continue to grow while improving productivity throughout the Company. Basic and diluted earnings per share of ($0.36) per share for the six months ended June 30, 2015 decreased from basic and diluted earnings per share of $0.57 per share for the six months ended June 30, 2014. The decrease in earnings per share was attributable to the decrease in net income year over year, and also negatively impacted the return on average assets which was (0.44%) at June 30, 2015, a decrease from 0.73% at June 30, 2014, and the return on average equity, which was (5.11%) at June 30, 2015 as compared to 8.33% as of June 30, 2014.

The Company’s income is primarily derived from income generated on the spread between the interest received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Changes in net interest income are not only affected by changes in interest rates, but are also impacted by changes in the make-up and volume of the balance sheet as well as the level of yield generated from interest-earning assets versus the costs associated with interest-bearing liabilities. The Company also generates non-interest income from fees associated with various products and services offered to customers, mortgage banking activities, bank owned life insurance (“BOLI”), wealth management and trust operations, and from the sale of assets, such as loans or investments. Offsetting these revenues are provisions for potential losses on loans, administrative expenses and income taxes.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis (a non-GAAP financial measurement), for the three months ended June 30, 2015 and 2014.

Average Balances and Average Interest Rates (Dollars in thousands)
	For the Three Months Ended
	June 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$32,698	$224	2.75%	$33,704	$295	3.51%
Tax-exempt	15,103	164	4.36%	22,138	270	4.89%

Total securities	47,801	388	3.26%	55,842	565	4.06%

Loans:
Consumer	2,261	23	4.08%	1,900	31	6.54%
Commercial	40,962	388	3.80%	39,826	433	4.36%
Real estate	308,304	3,501	4.55%	283,008	3,898	5.52%

Total loans	351,527	3,912	4.46%	324,734	4,362	5.39%

Other interest earning assets	10,337	23	0.89%	12,597	24	0.76%

Total earning assets	409,665	4,323	4.23%	393,173	4,951	5.05%

Non-interest earning assets	36,957			38,042

Total assets	$446,622			$431,215

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$132,928	$121	0.37%	$126,918	$121	0.38%
Savings	89,003	52	0.23%	91,476	56	0.25%
Time deposits	97,533	263	1.08%	107,114	284	1.06%

Total deposits	319,464	436	0.55%	325,508	461	0.57%

Borrowings:
Short-term borrowings	22,188	18	0.33%	5,781	3	0.21%
Long-term borrowings	6,231	50	3.22%	7,000	64	3.67%

Total borrowings	28,419	68	0.96%	12,781	67	2.10%

Total interest bearing liabilities	347,883	504	0.58%	338,289	528	0.63%

Demand deposits	56,143			50,640
Other liabilities	4,299			3,937
Shareholders’ equity	38,297			38,349

Total liabilities and shareholders’ equity	$446,622			$431,215

Net interest income (non-GAAP)		$3,819			$4,423
Tax-equivalent adjustment		(94)			(114)

Net interest income (GAAP)		$3,725			$4,309

Net interest spread			3.65%			4.42%

Net interest margin			3.74%			4.51%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended June 30, 2015, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $628,000, to $4,323,000 from $4,951,000, for the three months ended June 30, 2014. Although total interest-earning assets increased 4.2%, to $409,665,000, for the second quarter of 2015, the yield on interest earning assets declined to 4.23% for the three months ended June 30, 2015 from 5.05% for the three months ended June 30, 2014. Total interest income for the second quarter of 2014 was inflated by a one-time recovery of $603,000 in loan interest income due to a payoff of a purchased impaired loan. This recovery had the effect of also increasing the yield on loans.

Total interest expense decreased $24,000, or 4.5%, to $504,000 for the three months ended June 30, 2015 from $528,000 for the three months ended June 30, 2014. This decrease was attributable to a five basis point decline in total cost of funds, which decreased to 0.58% for the second quarter of 2015 from 0.63% for the same period in 2014. The decline in the cost of funds offset the $9,594,000, or 2.8%, increase in the volume of average interest-bearing liabilities. In addition, there was a shift within interest-bearing liabilities, where deposits, bearing a higher cost of funds, declined, while short-term borrowings, which carry a lower cost of funds, increased.

Net interest income calculated on a fully tax equivalent basis decreased $604,000, to $3,819,000 for the three months ended June 30, 2015 from $4,423,000 for the three months ended June 30, 2014. Riverview’s net interest spread decreased to 3.65% for the three months ended June 30, 2015 from 4.42% for the three months ended June 30, 2014, while its net interest margin decreased to 3.74% for the three months ended June 30, 2015 from 4.51% for the three months ended June 30, 2014. The decrease in the yield on interest-earning assets negatively impacted the net interest spread and margin.

The following table presents the Company’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis (a non-GAAP financial measurement), for the six months ended June 30, 2015 and June 30, 2014:

Average Balances and Average Interest Rates (Dollars in thousands)
	For the Six Months Ended
	June 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$33,350	$471	2.85%	$34,077	$584	3.46%
Tax-exempt	14,266	306	4.33%	22,640	552	4.92%

Total securities	47,616	777	3.29%	56,717	1,136	4.04%

Loans:
Consumer	2,165	54	5.03%	1,875	61	6.56%
Commercial	39,931	793	4.00%	39,448	986	5.04%
Real estate	307,013	6,931	4.55%	283,891	7,245	5.15%

Total loans	349,109	7,778	4.49%	325,214	8,292	5.14%

Other interest earning assets	10,303	71	1.39%	11,892	40	0.68%

Total earning assets	407,028	8,626	4.27%	393,823	9,468	4.85%

Non-interest earning assets	36,794			37,284

Total assets	$443,822			$431,107

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$132,872	$237	0.36%	126,855	258	0.41%
Savings	86,660	100	0.23%	91,693	138	0.30%
Time deposits	99,166	538	1.09%	108,457	572	1.06%

Total deposits	318,698	875	0.55%	327,005	968	0.60%

Borrowings:
Short-term borrowings	20,863	33	0.32%	5,313	5	0.19%
Long-term borrowings	6,613	105	3.20%	7,149	131	3.70%

Total borrowings	27,476	138	1.01%	12,462	136	2.20%

Total interest bearing liabilities	346,174	1,013	0.59%	339,467	1,104	0.66%

Demand deposits	54,952			50,282

Other liabilities	4,428			3,803

Shareholders’ equity	38,268			37,555

Total liabilities and shareholders’ equity	$443,822			$431,107

Net interest income (Non-GAAP)		7,613			$8,364
Tax-equivalent adjustment		(175)			(229)

Net interest income (GAAP)		$7,438			$8,135

Net interest spread			3.68%			4.19%

Net interest margin			3.77%			4.28%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the six months ended June 30, 2015, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $842,000, to $8,626,000 from $9,468,000, for the six months ended June 30, 2014. While total interest-earning assets increased $13,205,000, or 3.4%, the total yield declined 58 basis points to 4.27% for the six months ended June 30, 2015 from 4.85% for the first six months of 2014. Total interest income for the first six months of 2014 was higher than normal due to the one-time recovery of loan interest income in the amount of $770,400. While yields declined for most of the interest-earning assets for the six months ended June 30, 2015, the one-time recovery of loan interest income had the impact of inflating total interest income and yield for the six months ended June 30, 2014.

Total interest expense decreased $91,000, to $1,013,000, for the six months ended June 30, 2015 from $1,104,000 for the six months ended June 30, 2014. This decrease was attributable to a 7 basis-point decline in total cost of funds, which decreased to 0.59% at June 30, 2015 from 0.66% June 30, 2014. The decline in the cost of funds offset the 2% increase in the volume of total average interest bearing liabilities. The lower cost of funds was attributable to replacing higher fixed rate borrowings with the FHLB with lower fixed rate borrowings with the FHLB.

Net interest income calculated on a fully tax equivalent basis decreased $751,000, to $7,613,000, for the six months ended June 30, 2015 from $8,364,000 for the six months ended June 30, 2014. Riverview’s net interest spread decreased to 3.68% for the six months ended June 30, 2015 from 4.19% for the six months ended June 30, 2014, while its net interest margin also decreased to 3.77% for the six months ended June 30, 2015 from 4.28% for the six months ended June 30, 2014. The decrease in cost of funds helped to offset some of the interest rate compression on the asset side of the balance sheet, which was somewhat mitigated by the increased volume of total earning assets.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Credit exposures deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off loans are credited to the allowance for loan losses. Management performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors. In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available. Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan. After an evaluation of these factors, the Company recorded a provision of $450,000 during the three months ended June 30, 2015, which was also the total amount provisioned for the six months ended June 30, 2015. This provision compares with no provision made during the three and six months ended June 30, 2014. The higher provision during the six months ended June 30, 2015 as compared with the same period in 2014, was driven by an increased specific allocation for impaired loans due primarily to one commercial loan to a business that closed in July 2015, an increase in the unallocated portion of the allowance, increased historical loss ratios in certain commercial real estate pools and in the residential mortgage pool, and the change of historical loss ratios in certain pools of acquired Union Bank and Trust Company loans. The allowance for loan losses was $4,145,000, or 1.18% of total loans outstanding, at June 30, 2015, as compared with $3,792,000, or 1.11% of total loans, at December 31, 2014, and $3,355,000, or 1.02% of total loans, at June 30, 2014.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. Management believes the allowance for loan losses at June 30, 2015 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio. At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth changes in non-interest income for the three months ended June 30, 2015 and 2014.

Non-Interest Income
	Three Months Ended June 30,
		Increase/(Decrease)
(Dollars in thousands)	2015	Amount	%	2014
Service charges on deposit accounts	$97	($22)	(18.5%)	$119
Other service charges and fees	153	19	14.2%	134
Earnings on cash value of life insurance	74	24	48.0%	50
Fees and commissions from securities brokerage	217	21	10.7%	196
Gain (loss) on sale of available for sale securities	(41)	(88)	(187.2%)	47
Gain (loss) on sale and valuation of other real estate owned	(41)	198	82.8%	(239)
Loss on other assets	(53)	(45)	(562.5%)	(8)
Gain on sale of mortgage loans	116	42	56.8%	74

	$522	$149	39.9%	$373

Non-interest income continues to be an important source of income for the Company, representing 12.3% of total revenues (comprised of net interest income and non-interest income) for the second quarter of 2015 as compared with 8.0% for the second quarter of 2014. Non-interest income increased 39.9% in comparing the financial results for the second quarter of 2015 with the results for the same period in 2014. The increase was attributable to recording fewer losses in the second quarter of 2015 associated with either the sale or valuation of other real estate owned as compared with the second quarter of 2014. In addition, there was an increase in most of the other non-interest income categories attributable to increased transactional volume. The decrease in service charges on deposit accounts is due to recording a lower amount of overdraft charges during the second quarter of 2015.

The following table sets forth changes in non-interest income for the six months ended June 30, 2015 and 2014.

Non-Interest Income
	Six Months Ended June 30,
(Dollars in thousands)		Increase/(Decrease)
	2015	Amount	%	2014
Service charges on deposit accounts	$195	($32)	(14.1%)	$227
Other service charges and fees	290	(201)	(40.9%)	491
Earnings on cash value of life insurance	125	24	23.8%	101
Fees and commissions from securities brokerage	426	8	1.9%	418
Gain (loss) on sale of available for sale securities	(41)	(88)	(187.2%)	47
Gain (loss) on sale and valuation of other real estate owned	(67)	166	71.2%	(233)
Loss on other assets	(53)	(51)	(2550.0%)	(2)
Gain on sale of mortgage loans	194	45	30.2%	149

	$1,069	($129)	(10.8%)	$1,198

Non-interest income represented 12.6% of total revenues (comprised of net interest income and non-interest income) for the first six months of 2015 as compared with 12.8% for the first six months of 2014. Total non-interest income was 10.8% lower at June 30, 2015 as compared with June 30, 2014. Included in other services charges and fees for the six months ended June 30, 2014 was a one-time entry for $229,000 relating to the restoration of a Union Bank purchased loan that was previously charged off, which made up a majority of the $201,000 decrease year over year. Losses associated with the sale or valuation of other real estate owned were $166,000 lower during the first six months of 2015, thereby increasing non-interest income. This increase was not enough to offset the decrease in service charge income and the losses associated with the sale of other assets and available for sale securities.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended June 30, 2015 and 2014.

Non-Interest Expense
	Three Months Ended June 30,
		Increase/(Decrease)
(Dollars in thousands)	2015	Amount	%	2014
Salaries and employee benefits	$3,793	$1,834	93.6%	$1,959
Occupancy expense	579	269	86.8%	310
Equipment expense	165	8	5.1%	157
Telecommunications and processing charges	310	29	10.3%	281
Postage and office supplies	98	4	4.3%	94
FDIC premium	87	(6)	(6.5%)	93
Loan prepayment penalty	238	238	100.0%	—
Bank shares tax expense	87	9	11.5%	78
Directors’ compensation	89	6	7.2%	83
Professional services	122	54	79.4%	68
Amortization of intangibles	67	(7)	(9.5%)	74
Other expenses	425	(266)	(38.5%)	691

	$6,060	$2,172	55.9%	$3,888

Non-interest expenses increased $2,172,000, or 55.9%, in comparing the second quarter of 2015 with the second quarter of 2014. While non-interest expenses, in general, increased because of the Bank’s growth, the majority of the increase was directly attributable to a restructure, involving:

•	the departure of the CEO resulting in severance expense of $1,510,000;

•	the planned closure of one of the Bank’s branches resulting in the payment of a lease termination fee of $96,000 and accelerated leasehold improvement expense of $122,000;

•	payment in full of two outstanding loans totaling, $5,000,000 with the FHLB in order to reduce the Bank’s cost of funds which caused the Company to incur a prepayment fee of $238,000; and

•	various expenses totaling $79,000, incurred relating to the merger with Citizens.

The $266,000 decrease in other expenses year over year was primarily attributable to the conversion of the Union accounts to the Bank’s computer system, which occurred in the second quarter of 2014.

The following table presents the components of non-interest expense for the six months ended June 30, 2015 and 2014.

Non-Interest Expense
	Six Months Ended June 30,
(Dollars in thousands)		Increase/(Decrease)
	2015	Amount	%	2014
Salaries and employee benefits	$5,871	$2,102	55.8%	$3,769
Occupancy expense	1,015	318	45.6%	697
Equipment expense	326	20	6.5%	306
Telecommunications and processing charges	603	55	10.0%	548
Postage and office supplies	186	(8)	(4.1%)	194
FDIC premium	155	(28)	(15.3%)	183
Loan prepayment penalty	238	238	100.0%	—
Bank shares tax expense	172	12	7.5%	160
Directors’ compensation	175	8	4.8%	167
Professional services	290	156	116.4%	134
Amortization of intangibles	134	(14)	(9.5%)	148
Other expenses	753	(163)	(17.8%)	916

	$9,918	$2,696	37.3%	$7,222

Non-interest expenses increased 37.3% year over year. In particular, the increases in the expenses relating to salary and employee benefits, occupancy, telecommunications and processing charges, loan prepayment penalty and professional services were associated with the Bank’s restructure, which included the announcement of the departure of its CEO, the promotion of two executives, a prepayment of debt with an associated prepayment fee, closure of a banking facility with an associated termination fee and leasehold improvement expense, and merger-related costs associated with the pending acquisition of Citizens. Further impacting the Bank’s occupancy expense in 2015 was the opening of a new branch location in Wyomissing, Schuylkill County, Pennsylvania in the third quarter of 2014. The decline in other expenses was due to the conversion of Union accounts to the Bank’s computer system, which occurred during the second quarter of 2014.

Provision for Federal Income Taxes.

The income tax benefit was $919,000 for the second quarter of 2015, as compared to a $252,000 tax expense for the second quarter of 2014. The decline in the 2015 second quarter tax provision was attributable to a before tax net loss of $2,263,000 as compared with before tax net income of $794,000 for the second quarter of 2014.

For the six months ended June 30, 2015, the tax benefit was $891,000, compared to a $559,000 tax expense for the six months ended June 30, 2014. The decline in the 2015 tax accrual was attributable to a before tax net loss of $1,861,000, as compared with before tax net income of $2,111,000 for the six months ended June 30, 2014.

Financial Condition as of June 30, 2015 and December 31, 2014

Securities

The following table sets forth the composition of the investment securities portfolio as of June 30, 2015 and December 31, 2014:

	Fair Values as of
	June 30, 2015	December 31, 2014
Available-for-sale securities:
U.S. Government agencies securities	$789	$817
State and municipal	27,905	23,708
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	18,667	20,902
Collateralized mortgage obligations (CMOs)	2,052	2,391
Corporate debt obligations	498	505
Equity securities, financial services	506	495

	$50,417	$48,818

Since the year end, total investment securities have increased as a result of purchases which offset security calls, maturities, and repayments. None of the mortgage-backed securities in the portfolio are private label but are comprised of residential mortgage pass-through securities either guaranteed or issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). Securities issued by these agencies contain additional guarantees that make them among the most creditworthy investments available.

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, the Company’s ability to hold the securities until maturity or until the fair values recover, and management’s opinion that it will not have to sell the securities prior to recovery of value. The Company invests in securities for the cash flow and yields they produce and not to profit from trading. The Company holds no trading securities in its portfolio, and the portfolio did not contain high risk securities or derivatives as of June 30, 2015 or December 31, 2014.

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

Loans

The loan portfolio comprises the major component of the Company’s earning assets and is the highest yielding asset category. The following table presents the composition of the total loan portfolio at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial	$41,360	11.76%	$37,301	10.88%
Commercial real estate	203,695	57.91%	199,782	58.29%
Commercial land and land development	12,028	3.42%	11,441	3.34%
Residential real estate	73,121	20.79%	73,453	21.43%
Home equity lines of credit	18,711	5.32%	18,235	5.34%
Consumer installment	2,799	.80%	2,481	0.72%

Total loans	351,714	100.00%	342,693	100.00%
Allowance for loan losses	(4,145)		(3,792)

Total loans, net	$347,569		$338,901

Since the 2014 year end, there has been modest growth in the loan portfolio. At June 30, 2015, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) amounted to $347,569,000, an increase of $8,668,000, or 2.6%, as compared with $338,901,000 as of December 31, 2014. The increase in the loan portfolio was attributable to continuing growth in the commercial and commercial real estate portfolios, particularly in the Berks/Schuylkill market.

As new loans were recorded during the first six months of 2015, scheduled loan payments and increased prepayments and payoffs impacted loan growth. In addition, the Bank originated mortgage loans which it continued to sell to Freddie Mac on a service released basis. The decision to sell mortgage loans was generally based upon the Bank’s relationship with the customer, with further consideration given to the interest rate environment, interest rate risk and overall economic conditions.

Loans receivable, net of the allowance for loan losses, represented 77.5% of total assets and 91.0% of total deposits as of June 30, 2015, as compared to 77.7% and 91.0%, respectively, at December 31, 2014. All of the Bank’s loans are to domestic borrowers.

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

Credit Policies and Administration

The Bank has established a comprehensive lending policy, which includes rigorous underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, individual lending officer lending authorities are low. All credit requests in excess of an individual lending officer’s authority up to $750,000 are approved by dual signature of two of the following officers: Chief Executive Officer, President, Chief Credit Officer, and President – Berks Region. Credit requests in excess of $750,000 are approved by the majority vote of a Loan Committee consisting of the Chief Executive Officer, President, Chief Credit Officer and six members of the Bank’s Board of Directors. Credit requests in excess of $2,000,000 are approved by a majority vote of the entire Board of Directors. Management believes that the Bank employs experienced lending officers, requires appropriate collateral, carefully assesses the repayment ability of all borrowers, and adequately monitors both the financial condition of our borrowers and the concentration of loans in the portfolio.

As of June 30, 2015, the Bank’s legal lending limit for loans to one borrower was $5,905,000. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows the Bank to maintain customer relationships while reducing credit exposure. However, this strategy may not always be available.

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

Commercial Loans

The Bank’s commercial loans consist of revolving and non- revolving lines of credit, term loans, equipment loans, standby letters of credit and unsecured loans. We originate commercial loans to established businesses for any legitimate business purpose including the financing of machinery, equipment, leasehold improvements, inventory, carrying accounts receivable, general working capital and acquisition activities. We have a diverse customer base, and we have no concentration in these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, real estate and other collateral such as marketable securities, cash value of life insurance, and time deposits at the Bank.

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

Home Equity Lines of Credit

The Bank offers variable rate residential real estate secured revolving lines of credit to homeowners. These home equity lines of credit are made to individuals in our primary market area. Our customer base is geographically diverse, reducing our potential risk. The loans are secured with a security interest in the borrower’s primary or secondary residence with a required loan to value limit of no more than 80%. Our underwriting includes an analysis of the borrower’s debt to income ratio which generally may not exceed 40%, collateral value, length and stability of employment and prior credit history.

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

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of June 30, 2015 and December 31, 2014:

Non-Performing Assets
(Dollars in thousands)
	June 30, 2015	December 31, 2014
Accruing loans past due 90 days	$270	$643
Non-accrual loans	4,424	4,245

Total non-performing loans	4,694	4,888

Foreclosed real estate	347	1,022

Total non-performing assets	$5,041	$5,910

Non-performing loans to total loans	1.33%	1.43%
Non-performing assets to total assets	1.12%	1.36%
Allowance to non-performing loans	88.30%	77.58%

The non-performing asset ratios presented in the table above reflect little change in the credit quality of the loan portfolio since the 2014 year-end. During the first six months of 2015, the Bank experienced a decrease of $194,000 in total non-performing loans attributable to a decrease in accruing loans past due 90 days of $373,000, offset by an increase of $179,000 in non-accrual loans. The increase in non-accrual loans was primarily the result of the return to accrual status of four loans in the first quarter offset by the addition of two loans to non-accrual status in the second quarter. Each of the loans that returned to accruing status had been performing and paying as agreed for a period in excess of the time limits established by Bank policy for return to accrual status. The $869,000 decrease in total non-performing assets as of June 30, 2015 as compared with the 2014 year-end was attributable to the $194,000 decrease in non-performing loans and a $675,000 decrease in foreclosed real estate. Management continues to be vigilant in its efforts to identify, evaluate and minimize credit risk and potential losses. Management is proactive in addressing and managing risk appropriate to the level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

The Bank had $347,000 in real estate acquired through foreclosure as of June 30, 2015, as compared with $1,022,000 as of December 31, 2014. The foreclosed real estate as of June 30, 2015 consisted of three mixed use properties totaling $91,000 and one commercial property totaling $256,000. The decrease at June 30, 2015 from December 31, 2014 was due to the sale of one residential development property totaling $707,000, and the sale of five single family residential properties totaling $269,000, partially offset by the addition of two mixed use properties and one commercial property. Each of the foreclosed properties has been marked to the appropriate realizable value, and, at this time, no material loss is anticipated upon the ultimate sale of these assets.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding.

The following table presents loan concentrations as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014

Loans to Lessors of:
Residential buildings and dwellings	$52,948	$51,248
Nonresidential buildings	58,210	56,626

Although the loans listed above were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market. The performance of these portfolios continues to be acceptable, with no losses for the quarter.

Demand for office space and residential apartment space was solid in 2014 in the Bank’s market area. This demand has continued through the second quarter of 2015. Absorption rates of available space continue to be positive and occupancy and rental rates have become increasingly more stable. As such, management does not believe that this concentration is an adverse condition to the Bank at this time.

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

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, the Bank recorded a provision to the allowance for loan losses of $450,000 during the three and six months ended June 30, 2015 and no provision for the six months ended June 30, 2014. Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making these determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
	Six Months Ended
	June 30, 2015	June 30, 2014
Beginning balance	$3,792	$3,663
Provision for loan losses	450	0

Charge-offs:
Commercial, financial, agricultural	0	36
Real estate commercial	50	244
Real estate mortgage	37	75
Installments	22	4

Total charge-offs	109	359

Recoveries:
Commercial, financial, agricultural	8	48
Real estate commercial	0	0
Real estate mortgage	0	0
Installments	4	3

Total recoveries	12	51

Net (charge-offs)/recoveries	(97)	(308)

Ending balance	$4,145	$3,355

Net (charge-offs)/recoveries to average loans (annualized)	0.06%	0.19%
Allowance for loan losses to total loans	1.18%	1.02%

The increase in the allowance for loan losses as a percentage of total loans as of June 30, 2015 as compared with June 30, 2014 primarily reflected increased specific allocation for impaired loans, an increase in the unallocated portion of the allowance, increased historical loss ratios in certain commercial real estate pools and in the residential mortgage pool, and the change of historical loss ratios in certain pools of acquired Union Bank and Trust Company loans. Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that, going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors the Bank cannot control.

Deposits

Deposits are the major source of the Bank’s funds for lending and investing purposes. Total deposits at June 30, 2015 were $381,812,000, an increase of $9,550,000, or 2.6%, from total deposits of $372,262,000 at December 31, 2014. There was a shift in the deposit mix since the 2014 year-end, as time deposits decreased $6,984,000, while there was an increase of $2,428,000 in interest bearing deposits and $5,257,000 in savings and money market accounts. In addition, noninterest bearing deposits increased $8,849,000 since the 2014 year end. As a result of the low interest rate environment, the Bank’s cost of funds associated with interest bearing deposits declined to 0.55% at June 30, 2015 from 0.62% at December 31, 2014 and 0.60% at June 30, 2014.

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). As of June 30, 2015, short-term borrowings totaled $22,000,000, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. This level of short-term borrowings compared with $12,500,000 in outstanding short-term borrowings at December 31, 2014, all of which were borrowed under the Bank’s FHLB Open Repo Plus line.

Long-term borrowings totaled $2,000,000 at June 30, 2015 and as compared with $7,000,000 outstanding at December 31, 2014, and are summarized as follows:

•	During the middle of June 2015, the Bank prepaid the balance of the $5,000,000 in long-term borrowings from the FHLB that was outstanding, which carried an interest rate of 2.90%. At June 30, 2015, there were no outstanding long term borrowings from the FHLB as compared with $5,000,000 that was outstanding at December 31, 2014;

•	During 2014, the Company borrowed $2,000,000 under a secured term loan agreement with ACNB Bank. This borrowing was outstanding at June 30, 2015 and December 31, 2014; and

•	The Company has a $5,000,000 secured guidance line of credit with ACNB Bank, Gettysburg, Pennsylvania with no outstanding borrowings drawn at June 30, 2015 and December 31, 2014.

Shareholders’ Equity and Capital Adequacy

At June 30, 2015, shareholders’ equity for the Company totaled $36,300,000, a decrease of $1,908,000 as compared with shareholder equity of $38,208,000 at December 31, 2014. The decrease was due to a net loss of $970,000, the payment of dividends of $746,000, and a decrease in the net unrealized gains/losses on securities available for sale, which net of tax, decreased equity by $221,000, which were offset by an increase to surplus of $16,000 to reflect the compensation cost associated with option grants and $13,000 representing the proceeds of shares issued to the Company’s Employee Stock Purchase Plan.

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

Capital Ratios (of Bank)
	June 30, 2015	December 31, 2014	Regulatory Minimum	“Well Capitalized” Requirement

Tier 1 capital (to average assets)	7.7%	8.0%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	9.6%	10.3%	6.0%	8.0%
Total risk-based capital (to risk-weighted assets)	10.8%	11.5%	8.0%	10.0%
Common equity tier 1 risk based capital (to risk-weighted assets)	9.6%	n/a	4.5%	6.5%

The ratios presented do not reflect additional future Basel III requirements, including a 2.5% capital conservation buffer that will apply to minimum regulatory capital ratios beginning in 2016 through 2019.

Banking laws and regulations limit the ability of the Bank to transfer cash to the Company in the form of dividends, loans or advances. Regulatory approval is required if the total of all dividends declared by a state bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At June 30, 2015, $99,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

The following table presents the details of quarterly cash dividends paid to the Company’s shareholders during the six months ended June 30, 2015 as compared with the six months ended June 30, 2014:

	Declaration Date	Record Date	Date of Payment	Per Share Cash Dividends Paid
2015:
First quarter	2/25/2015	3/6/2015	3/30/2015	$0.1375
Second quarter	5/20/2015	6/9/2015	6/30/2015	$0.1375

2014:
First quarter	2/21/2014	3/7/2014	3/31/2014	$0.1250
Second quarter	5/14/2014	6/6/2014	6/30/2014	$0.1400

During March 2011, the Company approved and implemented a Dividend Reinvestment and Stock Purchase Plan (the “DRP Plan”). The Plan enables registered shareholders to automatically reinvest all or a portion of their cash dividends into the purchase of additional common shares of the Company. Shareholders enrolled in the Plan also have the option to make voluntary cash contributions to the Plan on a quarterly basis in order to purchase additional shares of common stock. A 5% discount is applied to the purchase price of all shares purchased by the Plan. Shares purchased by the DRP Plan are made in open market or privately negotiated transactions (or a combination of both), and are administered by the Company’s transfer agent. The Company does not offer or sell any of its authorized but unissued shares to the DRP, and therefore does not receive any proceeds from the purchase of common stock by this Plan.

In June 2014, the Board of Directors and shareholders of the Company approved an Employee Stock Purchase Plan (“ESPP”), giving eligible employees the opportunity to purchase common stock at a 15% discount from the market price. On April 21, 2015, the Company filed a Registration Statement with the Securities and Exchange Commission to register a total of 150,000 common shares, of which 75,000 shares are reserved and could be used for the purchase of common shares by the ESPP and 75,000 shares are reserved and could be used for the purchase of common shares by Riverview Financial Corporation 401(k) Retirement Plan. Shares purchased by the ESPP, which is administered by the Company’s transfer agent, either may be purchased in the open market or privately negotiated transactions, or may be issued from the reserve of 75,000 registered shares. In the event shares are issued from the reserve, the Company would receive the proceeds from the purchase of common stock by the ESPP. During the first six months of 2015, the Company issued from the ESPP reserve 1,024 shares, totaling $13,000, which was recorded as an increase to the surplus account. No shares were issued from the 401(k) Retirement Plan reserve.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit. At June 30, 2015, the Company had unfunded outstanding commitments to extend credit of $49,156,000 and outstanding letters of credit of $3,460,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Refer to Note 12 of the 2014 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of the Company’s off-balance sheet arrangements.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. Interest rate risk can create exposure for the Bank in two primary areas. Changes in rates may have an impact on the Bank’s liquidity position, and movements in interest rates can create fluctuations in net interest income and changes in the economic value of equity.

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

The Bank’s balance sheet at June 30, 2015 was positively gapped, which suggests that the net yield on interest earning assets may increase during periods of rising rates. However, a simple interest rate gap analysis alone may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react differently to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, prepayments and early withdrawal levels could also deviate from those assumed in evaluating the interest rate gap.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $15,845,000 at June 30, 2015, and was $273,000 higher than the $15,572,000 that was outstanding at December 31, 2014. While liquidity sources generated from assets include scheduled payments and prepayments of principal and interest from securities and loans in the Company’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital. At June 30, 2015, there was $1,030,000 of unpledged available-for-sale securities readily available for sale for liquidity purposes as compared with $555,000 at December 31, 2014. The increase in the volume of unpledged securities was attributable to the increase in the amount of investment securities since the 2014 year-end.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates. The Bank’s core deposits, which exclude certificates of deposit over $250,000, were $375,529,000 at June 30, 2015 as compared to $365,137,000 at December 31, 2014. Core deposits have historically provided a source of relatively stable and low cost liquidity. Short-term and long-term borrowings utilizing the federal funds line and credit facilities established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding. As of June 30, 2015, the Bank had access to two formal borrowing lines with its correspondent banks totaling $176,924,000, net of the aggregate amounts outstanding on these lines totaling $22,000,000 in short-term borrowings. In addition to the Bank’s borrowing capacity, Riverview has a $5,000,000 secured guidance line of credit available from ACNB Bank, with no outstanding draws as of June 30, 2015 and December 31, 2014.

There are a number of factors that may impact the Company’s liquidity position. Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows. Management is of the opinion that its liquidity position at June 30, 2015 was adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, pursuant to Exchange Act Rule 15d-15. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. Based upon the evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

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

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the first six months of 2015.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

The following Exhibits are filed as part of this filing on Form 10-Q, or incorporated by reference hereto:

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (Incorporated by reference to Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193filed March 4, 2015.)

3.3	Registration statement on Form S-8 to register 150,000 shares of Riverview common stock for Riverview Financial Corporation 401k Retirement Plans and Riverview Financial Corporation Employee Stock Purchase Plan (Registration No. 333-203544 filed April 21, 2015.)

10.1	Confidential Separation Agreement and General Release (including Waiver of Claims under the Age Discrimination in Employment Act of 1967, as Amended), dated June 23, 2015. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on June 30, 2015.)

21.1	Subsidiaries of Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2015

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	August 14, 2015

Exhibit Index

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (Incorporated by reference to Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

3.3	Registration statement on Form S-8 to register 150,000 shares of Riverview common stock for Riverview Financial Corporation 401k Retirement Plans and Riverview Financial Corporation Employee Stock Purchase Plan (Registration No. 333-203544 filed April 21, 2015.)

10.1	Confidential Separation Agreement and General Release (including Waiver of Claims under the Age Discrimination in Employment Act of 1967, as Amended), dated June 23, 2015. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on June 30, 2015.)

21.1	Subsidiaries of Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).