Form 10-Q
period 2015-09-30
Riverview Financial Corp
filed 2015-11-13
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 333-201017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,712,616 shares of Common Stock, with no par value per share, outstanding as of November 13, 2015.

RIVERVIEW FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2015	2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,514	$8,477
Interest bearing deposits	7,748	6,103

Cash and cash equivalents	14,262	14,580
Interest bearing time deposits with banks	991	992
Investment securities available for sale	53,853	48,818
Mortgage loans held for sale	—	216
Loans, net of allowance for loan losses of $3,994 - 2015; $3,792 - 2014	348,314	338,901
Premises and equipment	11,696	11,440
Accrued interest receivable	1,368	1,237
Restricted investments in bank stocks	1,478	1,002
Cash value of life insurance	8,782	8,587
Foreclosed assets	1,057	1,022
Goodwill	2,297	2,297
Intangible assets	1,175	1,381
Other assets	6,692	5,673

Total Assets	$451,965	$436,146

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$54,020	$53,620
Demand, interest bearing	139,396	132,860
Savings and money market	93,294	83,748
Time	92,025	102,034

Total deposits	378,735	372,262
Capital lease payable	—	1,655
Short-term borrowings	23,333	12,500
Long-term borrowings	7,350	7,000
Accrued interest payable	93	154
Other liabilities	5,734	4,367

Total Liabilities	415,245	397,938

Shareholders’ Equity
Preferred stock, 2015 and 2014, no par value; authorized 3,000,000 shares	—	—
Common stock, 2015 and 2014, no par value; authorized 5,000,000 shares; issued and outstanding 2015 2,711,258 shares; 2014 2,708,840 shares	22,077	22,077
Surplus	254	201
Retained earnings	14,329	15,795
Accumulated other comprehensive income	60	135

Total Shareholders’ Equity	36,720	38,208

Total Liabilities and Shareholders’ Equity	$451,965	$436,146

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share data)	September 30,		September 30,
	2015	2014	2015	2014
Interest and Dividend Income
Loans, including fees	$3,899	$3,839	$11,606	$12,090
Investment securities - taxable	228	313	699	897
Investment securities - tax exempt	133	159	335	523
Federal funds sold	—	—	—	1
Interest-bearing deposits	9	9	27	29
Dividends	22	11	75	30

Total Interest Income	4,291	4,331	12,742	13,570

Interest Expense
Deposits	419	432	1,294	1,400
Short-term borrowings	15	9	48	14
Long-term debt	29	63	134	194

Total Interest Expense	463	504	1,476	1,608

Net Interest Income	3,828	3,827	11,266	11,962
Provision for Loan Losses	—	126	450	126

Net Interest Income after Provision for Loan Losses	3,828	3,701	10,816	11,836

Noninterest Income
Service charges on deposit accounts	104	114	299	341
Other service charges and fees	140	188	430	679
Earnings on cash value of life insurance	42	71	167	172
Fees and commissions from securities brokerage	201	218	627	636
Gain/(loss) on sale of available for sale securities	11	135	(30)	182
Loss on sale and valuation of other real estate owned	(25)	(78)	(92)	(311)
Gain/(loss) on other assets	1	—	(52)	(2)
Gain on sale of mortgage loans	111	64	305	213

Total Noninterest Income	585	712	1,654	1,910

Noninterest Expenses
Salaries and employee benefits	1,765	1,867	7,636	5,636
Occupancy expenses	633	335	1,648	1,032
Equipment expenses	161	155	487	461
Telecommunication and processing charges	314	309	917	857
Postage and office supplies	83	95	269	289
Loan prepayment penalty	—	—	238	—
FDIC premiums	81	93	236	276
Bank shares tax expense	86	56	258	216
Directors’ compensation	186	171	361	338
Professional services	67	109	357	243
Amortization of intangible assets	72	70	206	218
Other expenses	201	312	954	1,228

Total Noninterest Expenses	3,649	3,572	13,567	10,794

Income (Loss) before Income Taxes	764	841	(1,097)	2,952
Applicable Federal Income Tax Expense (Benefit)	142	182	(749)	741

Net Income (Loss)	$622	$659	($348)	$2,211

Basic Earnings (Loss) Per Share	$0.23	$0.25	($0.13)	$0.82

Diluted Earnings (Loss) Per Share	$0.23	$0.25	($0.13)	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$622	$659	($348)	$2,211
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax of $79 and $18 for the three months ended and ($49) and $541 for the nine months ended	153	36	(95)	1,050
Reclassification adjustment for (gains) losses included in net income, net of tax of ($4) and ($46) for the three months ended and $10 and ($62) for the nine months ended	(7)	(89)	20	(120)

Total other comprehensive income (loss), net of tax	146	(53)	(75)	930

Total comprehensive income (loss)	$768	$606	($423)	$3,141

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance – January 1, 2014	$22,077	$124	$14,562	($535)	$36,228
Net income	—	—	2,211	—	2,211
Other comprehensive income	—	—	—	930	930
Compensation cost of option grants	—	16	—	—	16
Proceeds from exercise of 5,000 options	—	53	—	—	53
Cash dividends, $0.4075 per share	—	—	(1,102)	—	(1,102)

Balance – September 30, 2014	$22,077	$193	$15,671	$395	$38,336

Balance – January 1, 2015	$22,077	$201	$15,795	$135	$38,208
Net loss	—	—	(348)	—	(348)
Other comprehensive loss	—	—	—	(75)	(75)
Compensation cost of option grants	—	23	—	—	23
Issuance of 2,418 shares of common stock to the ESPP Plan	—	30	—	—	30
Cash dividends, $0.4125 per share	—	—	(1,118)	—	(1,118)

Balance – September 30, 2015	$22,077	$254	$14,329	$60	$36,720

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash Flows from Operating Activities
Net income (loss)	($348)	$2,211
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	780	495
Provision for loan losses	450	126
Granting of stock options	23	16
Net amortization of premiums on securities available for sale	326	298
Net realized loss from write-down or sale of foreclosed real estate and other assets	144	313
Net realized (gain) loss on sale or calls of securities available for sale	30	(182)
Amortization of intangible assets	206	218
Deferred income taxes	(473)	234
Amortization of deferred income	—	31
Proceeds from sale of mortgage loans	18,607	9,059
Net gain on sale of mortgage loans	(305)	(213)
Mortgage loans originated for sale	(18,086)	(10,214)
Earnings on cash value of life insurance, net	(167)	(172)
(Increase) decrease in accrued interest receivable and other assets	(638)	27
Increase (decrease) in accrued interest payable and other liabilities	1,306	(365)

Net Cash Provided by Operating Activities	1,855	1,882

Cash Flows from Investing Activities
Net maturities of interest bearing time deposits	1	251
Securities available for sale:
Purchases	(11,007)	(11,046)
Proceeds from maturities, calls and principal repayments	5,502	6,304
Proceeds from sales	—	4,423
Proceeds from the sale of foreclosed real estate	956	133
Net increase in restricted investments in bank stock	(476)	(317)
Net increase in loans	(10,998)	(6,735)
Purchases of premises and equipment	(1,036)	(3,482)
Purchase of life insurance	(28)	(26)

Net Cash Used in Investing Activities	(17,086)	(10,495)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	6,473	(7,559)
Increase in short-term borrowings	10,833	10,684
Repayment of long-term debt	(5,000)	(3,000)
Proceeds from long-term debt	5,350	—
Payment of capital lease	(1,655)	—
Exercise of option	—	53
Issuance of common stock to ESPP	30	—
Dividends paid	(1,118)	(1,102)

Net Cash Provided by (Used in) Financing Activities	14,913	(924)

Net Decrease in Cash and Cash Equivalents	(318)	(9,537)
Cash and Cash Equivalents - Beginning	14,580	24,062

Cash and Cash Equivalents - Ending	$14,262	$14,525

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Supplemental Disclosures of Cash Flows Information
Interest paid	$1,516	$1,614

Income taxes paid	$275	$510

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$1,135	$353

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

On November 1, 2013, Riverview Financial Corporation and Union Bancorp, Inc. (“Union”) consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (the “Company”). The Company and its wholly-owned bank subsidiary, Riverview Bank (the “Bank”), provide loan, deposit and a full range of banking services to individuals, businesses and municipalities through two full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Enola, Cumberland County, Pennsylvania, six full service offices in Tower City, Cressona, Pottsville and Orwigsburg, Schuylkill County, Pennsylvania, three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania and a full service branch office in Wyomissing, Berks County, Pennsylvania. Effective December 27, 2012, Riverview Bank purchased a wealth management company located in Orwigsburg, Schuylkill County, Pennsylvania that provides financial advisory, insurance, trust and investment services relating to non-deposit type investment products. The wealth management company is a division of the Bank. The Bank competes with several other financial institutions within its geographic footprint to provide its services to individuals, businesses, municipalities and other organizations.

The Company and The Citizens National Bank of Meyersdale, PA (“Citizens”) entered into an Agreement and Plan of Merger, dated October 30, 2014 (the “Merger Agreement”), pursuant to which Citizens will merge with and into Riverview Bank, with Riverview Bank surviving (the “Merger”). Citizens’ shareholders have approved the Merger, subject to receipt of approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which was received in October, 2015, the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“DOB”). In July, 2015, the Company withdrew its previously filed merger applications with these bank regulators, but re-submitted the applications during September 2015. On October 20, 2015, the Federal Reserve gave its approval, followed by the FDIC’s approval, dated November 5, 2015, and the DOB’s approval, dated November 9, 2015. Completion of the merger is subject to customary closing conditions, and is expected to occur by year-end 2015.

The Bank is a Pennsylvania state-chartered financial institution. The Company and the Bank are subject to regulations by state and federal agencies, including the DOB, Federal Reserve and FDIC. These regulatory agencies periodically examine the Company and the Bank for adherence to laws and regulations as well as safety and soundness.

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

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and predominant practices within the banking industry, and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or any other future period.

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

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of any such change that is reasonably possible cannot be estimated.

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

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from the date of the financial statements through November 13, 2015, the date this Form 10-Q was filed, and has identified the following event that requires recognition or disclosure in the consolidated financial statements:

•	On September 10, 2015, the Company resubmitted new applications to obtain regulatory approval for its proposed acquisition of The Citizens National Bank of Meyersdale (“CNB”) with the FDIC, the Federal Reserve and the DOB. On October 20, 2015, the Federal Reserve granted its approval of the transaction, followed by the FDIC’s approval, dated November 5, 2015, and the DOB’s approval, dated November 9, 2015.

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

Note 2 - Acquisition of Citizens National Bank of Meyersdale (continued)

Citizens’ shareholders have approved the Merger, subject to receipt of approval from the Federal Reserve, the FDIC and the DOB. In July 2015, the Company withdrew its previously filed applications with the FDIC, DOB and the Federal Reserve seeking approval to merge with Citizens but re-filed those applications during September 2015. The Federal Reserve gave its approval on October 20, 2015, followed by the FDIC’s approval, dated November 5, 2015, and the DOB’s approval, dated November 9, 2015. Completion of the merger is subject to customary closing conditions, and is expected to occur by year-end 2015.

Note 3 - Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares that would have been outstanding if dilutive potential common shares had been issued. The Company’s potential common stock equivalents consist of outstanding common stock options for 322,200 shares of Riverview common stock as of September 30, 2015 and September 30, 2014.

The following table presents the computation of earnings per share for the periods presented.

	Three Months ended September 30,
	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2015:
Basic EPS	$622	2,710,803	$0.23
Dilutive effect of potential common stock options		8,525

Diluted EPS	$622	2,719,328	$0.23

2014:
Basic EPS	$659	2,706,123	$0.25
Dilutive effect of potential common stock options		11,100

Diluted EPS	$659	2,717,223	$0.25

	Nine Months ended September 30,
	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2015:
Basic EPS	($348)	2,709,887	($0.13)
Dilutive effect of potential common stock options		8,855

Diluted EPS	($348)	2,718,742	($0.13)

2014:
Basic EPS	$2,211	2,704,609	$0.82
Dilutive effect of potential common stock options		7,615

Diluted EPS	$2,211	2,712,224	$0.82

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

Note 4 - Changes in Accumulated Other Comprehensive Income (continued)

The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income for the periods presented:

	Three Months Ended September 30,
	2015			2014
(In thousands)	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total
Beginning balance	$256	($342)	($86)	$440	$9	$449
Other comprehensive income (loss) before reclassifications	232	—	232	54	—	54
Amounts reclassified from accumulated other comprehensive income(1)	(11)	—	(11)	(135)	—	(135)
Tax effect of current period changes(2)	(75)	—	(75)	28	—	28

Net current-period other comprehensive income (loss)	146	—	146	(53)	—	(53)

Ending balance	$402	($342)	$60	$387	$9	$396

(1)	Included in gain (loss) on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in tax expense on the Consolidated Statements of Income.

	Nine Months Ended September 30,
	2015			2014
(In thousands)	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total
Beginning balance	$477	($342)	$135	($543)	$9	($534)

Other comprehensive income (loss) before reclassifications	(144)	—	(144)	1,591	—	1,591
Amounts reclassified from accumulated other comprehensive income(1)	30	—	30	(182)	—	(182)
Tax effect of current period changes(2)	39	—	39	(479)	—	(479)

Net current-period other comprehensive income (loss)	(75)	—	(75)	930	—	930

Ending balance	$402	($342)	$60	$387	$9	$396

(1)	Included in gain (loss) on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in tax expense on the Consolidated Statements of Income.

Note 5 - Investment Securities Available-for-Sale

The following tables present the amortized cost and estimated fair values of investment securities at September 30, 2015 and December 31, 2014, all of which were available-for-sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015:
U.S Government agencies	$776	$31	$—	$807
State and municipal	27,089	430	77	27,442
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	18,551	157	7	18,701
Collateralized mortgage obligations (CMOs)	1,867	43	1	1,909
Corporate debt obligations	4,490	19	—	4,509
Equity securities, financial services	471	14	—	485

	$53,244	$694	$85	$53,853

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014:
U.S Government agencies	$798	$20	$1	$817
State and municipal	23,296	474	62	23,708
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	20,676	229	3	20,902
Collateralized mortgage obligations (CMOs)	2,364	28	1	2,391
Corporate debt obligations	489	16	—	505
Equity securities, financial services	471	24	—	495

	$48,094	$791	$67	$48,818

The amortized cost and fair value of debt securities available-for-sale at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations, with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	2,234	2,290
Due after five years through ten years	10,472	10,654
Due after ten years	19,649	19,814

	32,355	32,758

Mortgage-backed securities	18,551	18,701
CMOs	1,867	1,909
Equity securities	471	485

	20,889	21,095

	$53,244	$53,853

Securities with an amortized cost of $48,696,000 and a fair value of $49,305,000 were pledged at September 30, 2015 as collateral for public fund deposits and for other purposes as required or permitted by law. In comparison, at December 31, 2014, securities with an amortized cost of $47,084,000 and a fair value of $47,768,000 were pledged for the same purposes.

Note 5 - Investment Securities Available-for-Sale (continued)

Information with respect to securities with gross unrealized losses at September 30, 2015 and December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2015:
Available-for-sale:
U.S. Government agency securities	$—	$—	$23	$—	$23	$—
State and municipal	6,623	59	650	18	7,273	77
Mortgage-backed securities	6,812	7	—	—	6,812	7
Collateralized mortgage obligations (CMOs)	444	1	—	—	444	1

	$13,879	$67	$673	$18	$14,552	$85

December 31, 2014:
Available-for-sale:
U.S. Government agency securities	$49	$1	$—	$—	$49	$1
State and municipal	2,034	5	3,455	57	5,489	62
Mortgage-backed securities	3,699	3	—	—	3,699	3
Collateralized mortgage obligations (CMOs)	423	1	100	—	523	1

	$6,205	$10	$3,555	$57	$9,760	$67

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

At September 30, 2015, twenty-six securities, comprised of one U.S. Government agency, seventeen state and municipal securities, four mortgage-backed securities and four CMOs, had unrealized losses as compared with a total of sixteen securities at December 31, 2014. Management believes the unrealized losses relate to changes in interest rates since the time the individual securities were purchased as opposed to underlying credit issues. As the Company does not intend to sell any of these debt securities, and it is more likely than not that the Company will not be required to sell any debt securities before the cost bases are recovered, no declines were deemed to be other-than-temporary.

There were no securities sold during the three months and nine months ended September 30, 2015. However, a gain of $15,000 and a loss of $4,000, resulting in a net gain of $11,000 was recorded during the three months ended September 30, 2015 due to two municipal bonds that were called. For the nine months ended September 30, 2015, gains of $17,000 and losses of $47,000, resulting in a net loss of $30,000 were recorded due to several municipal bonds that were either fully or partially called. During the three months ended September 30, 2014, five municipal bonds totaling $3,688,000 were either sold, called or pre-refunded, resulting in a gross gain of $140,000, gross loss of $5,000, and a resulting net gain of $135,000. During the first nine months of 2014, the Bank sold one available-for-sale mortgage-backed security and seven municipal bonds totaling $4,423,000. In addition, there were five municipal bonds and one equity security, totaling $1,585,000, which were partially or entirely called or pre-refunded. For the nine months ended September 30, 2014, gross realized gains from the sales and the calls amounted to $224,000, while gross realized losses were $42,000, resulting in an $182,000 net gain on the sale.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category. Loans receivable are summarized as follows for the periods presented:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial	$42,393	$37,301
Commercial real estate	203,235	199,782
Commercial land and land development	15,791	11,441
Residential real estate	71,012	73,453
Home equity lines of credit	17,134	18,235
Consumer installment	2,743	2,481

Total loans	352,308	342,693
Allowance for loan losses	(3,994)	(3,792)

Total loans, net	$348,314	$338,901

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

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents an aging of loans receivable by loan portfolio segments as of September 30, 2015 and December 31, 2014, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
September 30, 2015:
Commercial	$17	$1,193	$214	$1,424	$40,969	$42,393	$—
Commercial real estate:
Non-owner occupied	—	2,160	23	2,183	105,167	107,350	—
Owner occupied	534	769	1,579	2,882	68,128	71,010	980
1-4 family investment	478	—	265	743	24,132	24,875	—
Commercial land and land development	30	—	—	30	15,761	15,791	—
Residential real estate	1,360	153	362	1,875	69,137	71,012	40
Home equity lines of credit	128	—	76	204	16,930	17,134	—
Consumer	2	—	—	2	2,741	2,743	—

Total	$2,549	$4,275	$2,519	$9,343	$342,965	$352,308	$1,020

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
December 31, 2014
Commercial	$24	$41	$364	$429	$36,872	$37,301	$—
Commercial real estate:
Non-owner occupied	15	5,426	162	5,603	97,823	103,426	—
Owner occupied	621	—	758	1,379	70,178	71,557	294
1-4 family investment	—	515	446	961	23,838	24,799	132
Commercial land and land development	16	—	215	231	11,210	11,441	—
Residential real estate	739	425	1,805	2,969	70,484	73,453	214
Home equity lines of credit	103	59	436	598	17,637	18,235	—
Consumer	6	5	3	14	2,467	2,481	3

Total	$1,524	$6,471	$4,189	$12,184	$330,509	$342,693	$643

Loan balances above include net deferred loan fees of $722,000 and $716,000 at September 30, 2015 and December 31, 2014, respectively.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower. Such loans approximated $3,744,000 and $4,245,000 at September 30, 2015 and December 31, 2014, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $50,000 for the three months ended September 30, 2015 and $138,000 for the nine months ended September 30, 2015. These amounts compare to an increase in interest income of $101,000 for the three months ended September 30, 2014 and $256,000 for the nine months ended September 30, 2014.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents loans by loan portfolio segments that were on a nonaccrual status as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Commercial	$1,547	$515
Commercial real estate:
Non-owner occupied	23	162
Owner occupied	1,093	701
1-4 family investment	329	384
Commercial land and land development	—	215
Residential real estate	716	1,735
Home equity lines of credit	36	533

Total	$3,744	$4,245

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank further identifies all loans in nonaccrual status and troubled debt restructured loans as impaired loans, except for large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the measure of an impaired loan results in a realizable value that is less than the recorded investment in the loan, the difference is recorded as a specific valuation allowance against that loan, and the Bank then makes the appropriate adjustment to the allowance for loan losses.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents impaired loans by loan portfolio segments for the periods presented:

	September 30, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment in Impaired Loans	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$1,011	$1,011	$—	$1,014	$22	$1,023	$22
Commercial real estate:
Non-owner occupied	2,193	2,193	—	2,183	23	2,183	62
Owner occupied	1,716	1,716	—	1,725	23	1,215	69
1-4 family investment	670	670	—	675	2	681	13
Residential real estate	2,197	2,197	—	2,345	30	2,414	116
Home equity lines of credit	400	400	—	443	3	446	19

	$8,187	$8,187	$—	$8,385	$103	$7,962	$301

Loans with an allowance recorded:
Commercial	$1,193	$1,193	$120	$1,193	$—	$530	$27
Commercial real estate:
1-4 family investment	186	186	7	188	—	191	—
Residential real estate	122	122	6	122	2	123	4

	$1,501	$1,501	$133	$1,503	$2	$844	$31

Total
Commercial	$2,204	$2,204	$120	$2,207	$22	$1,553	$49
Commercial real estate:
Non-owner occupied	2,193	2,193	—	2,183	23	2,183	62
Owner occupied	1,716	1,716	—	1,725	23	1,215	69
1-4 family investment	856	856	7	863	2	872	13
Residential real estate	2,319	2,319	6	2,467	32	2,537	120
Home equity lines of credit	400	400	—	443	3	446	19

	$9,688	$9,688	$133	$9,888	$105	$8,806	$332

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

	December 31, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment in Impaired Loans	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$1,193	$1,193	$—	$1,065	$11	$1,029	$34
Commercial real estate:
Non-owner occupied	1,893	1,893	—	1,902	25	1,905	76
Owner occupied	904	904	—	1,032	23	1,078	69
1-4 family investment	857	857	—	947	10	1,004	30
Commercial land and land development	215	215	—	215	—	215	—
Residential real estate	1,834	1,834	—	1,760	24	1,780	71
Home equity lines of credit	774	774	—	762	4	761	13

	$7,670	$7,670	$—	$7,683	$97	$7,772	$293

Loans with an allowance recorded:
Commercial real estate:
Non-owner occupied	$141	$141	$50	$48	$1	$16	$2
Owner occupied	282	282	22	—	—	—	—
1-4 family investment	191	191	5	330	—	185	—
Residential real estate	124	124	5	125	3	126	8

	$738	$738	$82	$503	$4	$327	$10

Total
Commercial	$1,193	$1,193	$—	$1,065	$11	$1,029	$34
Commercial real estate:
Non-owner occupied	2,034	2,034	50	1,950	26	1,921	78
Owner occupied	1,186	1,186	22	1,032	23	1,078	69
1-4 family investment	1,048	1,048	5	1,277	10	1,189	30
Commercial land and land development	215	215	—	215	—	215	—
Residential real estate	1,958	1,958	5	1,885	27	1,906	79
Home equity lines of credit	774	774	—	762	4	761	13

	$8,408	$8,408	$82	$8,186	$101	$8,099	$303

The recorded investment in impaired loans increased by $1,280,000 at September 30, 2015 as compared to December 31, 2014. This increase resulted primarily from the addition of three residential loans, which became impaired in the first quarter, and the addition of one commercial loan and three owner-occupied commercial real estate loans, which became impaired in the second quarter. These levels were partially offset by payments and payoffs received on impaired loans along with the transfer of six impaired loans to other real estate owned during the first nine months of 2015.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when the Bank agrees to a modification to the terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. As of September 30, 2015, there were twenty five restructured loans, totaling $6,842,000, involving nineteen separate and unrelated borrowers who were experiencing financial difficulty. The modifications to these loans included reductions in interest rates, extension of maturity dates, lengthening of amortization schedules and provisions for interest only payments. There are no commitments to extend additional funds to any of these borrowers. At December 31, 2014, there were twenty-two restructured loans, totaling $6,596,000, involving fifteen separate and unrelated borrowers.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following tables present the number of loans and recorded investment in loans restructured and identified as TDRs for the three and nine months ended September 30, 2015 and 2014, as well as the number and recorded investment in these loans that subsequently defaulted. Defaulted loans are those for which payment is 30 days or more past due under the modified terms.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate:
Owner occupied	—	$—	$—	1	$149	$149
Residential real estate	—	—	—	3	$473	$473

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial real estate:
Owner occupied	1	$148		1	$148
Residential real estate	1	10		1	10

There were no new troubled debt restructurings during the three or nine months ended September 30, 2014.

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

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The Bank measures estimated credit losses in each of these groups of loans based on the historical loss rate of each group. The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters. In the case of the acquired Union Bank loan portfolio, the historical loss rate is calculated based on the average annualized net charge-offs over the eight calendar quarters since the acquisition.

Loss factors are assigned to loan segments based on the relative risk in each segment, as indicated by historical loss ratios, the level of criticized/classified assets, and the nature of each segment in terms of collateral and inherent risk of the loan type. Management believes that historical losses or even recent trends in losses do not form a sufficient basis to determine the appropriate level for the allowance. Management therefore also considers the following qualitative factors that are likely to cause estimated credit losses associated with each of the portfolio segments to differ from historical loss experience:

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

These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of the data that determines the amount of the appropriate allowance. If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio resulting in additions to the allowance for loan losses and a reduction in the Bank’s earnings.

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

All unsecured consumer loans are charged-off when they become 120 days delinquent or when it is determined that the debt is uncollectible. Overdrafts are charged off when it is determined that recovery is not likely, or the overdraft becomes 45 days old, whichever comes first.

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

All secured consumer loans, except those secured by a primary or secondary residence, are charged off when they become 120 days delinquent, or when it is determined that the debt is uncollectible

Uncollateralized portions of residential real estate loans and consumer loans secured by real estate are charged off no later than when they are 180 days past due. Current appraisals are obtained to determine the appropriate carrying balance with any exposed portion of the loan principal balance being charged off.

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the periods presented:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for Loan Losses for the Three Months Ended September 30, 2015:
Beginning balance	$640	$1,291	$719	$398	$116	$680	$116	$22	$163	$4,145
Charge-offs	—	131	—	7	—	—	24	10	—	172
Recoveries	—	—	19	—	—	—	—	2	—	21
Provision	(182)	220	(18)	(74)	43	3	(8)	12	4	—

Ending balance	$458	$1,380	$720	$317	$159	$683	$84	$26	$167	$3,994

Ending balance: individually evaluated for impairment	$120	$—	$—	$7	$—	$6	$—	$—	$—	$133

Ending balance: collectively evaluated for impairment	$338	$1,380	$720	$310	$159	$677	$84	$26	$167	$3,861

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for Loan Losses for the Three Months Ended September 30, 2014:
Beginning balance	$369	$1,136	$661	$356	$122	$547	$116	$29	$19	$3,355
Charge-offs	—	—	—	—	—	—	—	6	—	6
Recoveries	24	—	—	—	—	—	—	2	—	26
Provision	(68)	80	25	77	8	24	(3)	2	(19)	126

Ending balance	$325	$1,216	$686	$433	$130	$571	$113	$27	$—	$3,501

Ending balance: individually evaluated for impairment	$—	$10	$—	$94	$—	$7	$—	$—	$—	$111

Ending balance: collectively evaluated for impairment	$325	$1,206	$686	$339	$130	$564	$113	$27	$—	$3,390

Allowance for Loan Losses for the Nine Months Ended September 30, 2015:
Beginning balance	$330	$1,380	$713	$369	$115	$701	$104	$15	$65	$3,792
Charge-offs	—	131	39	18	—	26	34	32	—	280
Recoveries	8	—	19	—	—	—	—	5	—	32
Provision	120	131	27	(34)	44	8	14	38	102	450

Ending balance	$458	$1,380	$720	$317	$159	$683	$84	$26	$167	$3,994

Ending balance: individually evaluated for impairment	$120	$—	$—	$7	$—	$6	$—	$—	$—	$133

Ending balance: collectively evaluated for impairment	$338	$1,380	$720	$310	$159	$677	$84	$26	$167	$3,861

Allowance for Loan Losses for the Nine Months Ended September 30, 2014:
Beginning balance	$424	$875	$831	$373	$144	$567	$103	$30	$316	$3,663
Charge-offs	36	244	—	—	—	75	—	9	—	364
Recoveries	72	—	—	—	—	—	—	4	—	76
Provision	(135)	585	(145)	60	(14)	79	10	2	(316)	126

Ending balance	$325	$1,216	$686	$433	$130	$571	$113	$27	$—	$3,501

Ending balance: individually evaluated for impairment	$—	$10	$—	$94	$—	$7	$—	$—	$—	$111

Ending balance: collectively evaluated for impairment	$325	$1,206	$686	$339	$130	$564	$113	$27	$—	$3,390

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Loans as of September 30, 2015:
Ending balance	$42,393	$107,350	$71,010	$24,875	$15,791	$71,012	$17,134	$2,743		$352,308

Ending balance: individually evaluated for impairment	$2,204	$2,193	$1,716	$856	$—	$2,319	$400	$—		$9,688

Ending balance: collectively evaluated for impairment	$40,189	$105,157	$69,294	$24,019	$15,791	$68,693	$16,734	$2,743		$342,620

Loans as of December 31, 2014:
Ending balance	$37,301	$103,426	$71,557	$24,799	$11,441	$73,453	$18,235	$2,481		$342,693

Ending balance: individually evaluated for impairment	$1,193	$2,034	$1,186	$1,048	$215	$1,958	$774	$—		$8,408

Ending balance: collectively evaluated for impairment	$36,108	$101,392	$70,371	$23,751	$11,226	$71,495	$17,461	$2,481		$334,285

Credit Quality Indicators

The Bank has established a credit risk rating system to quantify the risk in the Bank’s loan portfolio. This system is a critical tool for managing the Bank’s lending activities and for evaluating appropriate loan loss reserves. This rating system is dynamic, and risk ratings are subject to change at any time when circumstances warrant. The system rates the strength of the borrower and is designed to be a tool for management to manage the Bank’s credit risk and provide an early warning system for negative migration of credits. The system also provides for recognition of improvement in credits. Risk ratings move dynamically, both negatively and positively.

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

2 - Good

Loans in this category would be characterized by nominal risk and strong repayment certainty. This category includes loans to companies or individuals that are paying as agreed and that are either unsecured or secured where reliance is placed on non-liquid or less than good quality liquid collateral.

3 - Satisfactory

Loans in this category are considered to exhibit an average level of credit risk. However, these loans have certain risk characteristics, whether due to management, industry, economic or financial concerns. Credits with satisfactory liquidity and leverage, with losses considered to be of a temporary nature for which there is only minor concern are included in this category. Loans for start-up businesses or loans to firms exhibiting high leverage may receive this rating. Loans in this category also include borrowers whose underlying financial strength may be relatively weak. However, risk of loss of loans in this category is considered minimal due to adequate, well-margined and controlled collateral.

4 - Watch

Loans in this category typically are experiencing some negative trends due to financial, operational, economic, or regulatory reasons. A deteriorating collateral position or guarantor, in isolation, may also justify this rating. Such loans must have elevated monitoring as a result of negative trends which, if not addressed, could result in an unacceptable increase in credit risk.

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

6 - Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans, even if apparently protected by collateral value, have well-defined weaknesses related

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

to adverse financial, managerial, economic, market, or political conditions which have clearly jeopardized repayment of principal and interest as originally intended. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. All loans in nonaccrual status may be rated no higher than substandard.

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

The following table presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of September 30, 2015 and December 31, 2014:

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total
September 30, 2015:
1 – Excellent	$343	$—	$—	$—	$—	$—	$—	$121	$464
2 – Good	2,779	118	1,513	38	173	—	—	—	4,621
3 – Satisfactory	35,325	98,229	60,474	17,731	15,562	66,051	16,278	2,622	312,272
4 – Watch	720	4,650	4,087	5,108	56	1,707	428	—	16,756
5 – Special Mention	662	2,170	3,324	1,335	—	15	28	—	7,534
6 – Substandard	2,564	2,183	1,612	663	—	3,239	400	—	10,661
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$42,393	$107,350	$71,010	$24,875	$15,791	$71,012	$17,134	$2,743	$352,308

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total
December 31, 2014:
1 – Excellent	$275	$—	$—	$—	$—	$—	$—	$161	$436
2 – Good	3,975	169	1,682	46	183	—	—	—	6,055
3 – Satisfactory	30,593	93,180	61,916	18,445	10,671	68,288	16,894	2,320	302,307
4 – Watch	722	4,697	5,743	3,704	154	1,728	489	—	17,237
5 – Special Mention	145	3,031	1,031	1,741	218	124	319	—	6,609
6 – Substandard	1,591	2,349	1,185	863	215	3,313	533	—	10,049
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$37,301	$103,426	$71,557	$24,799	$11,441	$73,453	$18,235	$2,481	$342,693

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The adequacy of the allowance is analyzed quarterly, and adjusted to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio. Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2015, management believes the allowance for loan losses has been established at a level sufficient to cover the probable incurred losses in the loan portfolio.

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

The following is a summary of the loans purchased in the Union transaction as November 1, 2013, the date of consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Union	(In thousands)
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

Note 6 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The unpaid principal balances and the related carrying amounts of acquired loans as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$1,496	$2,672
Carrying Amount	678	713
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	52,188	59,808
Carrying Amount	50,569	57,920
Total Purchased Loans
Outstanding balance	53,684	62,480
Carrying Amount	51,247	58,633

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance – beginning of period	$326	$332	$310	$378
Accretion recognized during the period	(48)	(58)	(104)	(719)
Net reclassification from non-accretable to accretable	38	48	110	663

Balance – end of period	$316	$322	$316	$322

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

The vesting schedule for all options is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date. The Plan states that, upon the date of death of a participant, all awards granted pursuant to the agreement for that participant become fully vested and remain exercisable for the option grant’s remaining term. As of September 30, 2015, there were 174,250 option grants fully vested and exercisable.

Information pertaining to options outstanding at September 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$9.75 - $12.25	324,700	6.5 years	$10.30	174,250	$10.59	2.2 years

Note 7 - Stock Option Plan (continued)

There was intrinsic value associated with the stock options outstanding at September 30, 2015 because the exercise prices for the options were lower than the trading price of the stock.

The Company accounts for these options in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company amortizes compensation expense over the vesting period, or seven years. Total compensation expense relating to the options that has been recognized since inception of the Plan through September 30, 2015 was $320,000, of which $8,000 was recorded for the three months ended September 30, 2015 and $23,000 was recorded for the nine months ended September 30, 2015. The remaining unrecognized compensation expense as of September 30, 2015 was $170,000. In comparison with 2014, $8,000 in option compensation expense was recorded for the three months ended September 30, 2014 and $16,000 for the nine months ended September 30, 2014.

During the three and nine months ended September 30, 2015, 2,500 options were granted and no options were exercised. In comparison, 147,950 options were granted during the nine months ended September 30, 2014, of which none were granted during the third quarter of 2014. Other than the 5,000 options exercised during the three months ended September 30, 2014, no other options were exercised during the nine months ended September 30, 2014.

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

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows for the periods indicated:

	Contract or Notional Amount
	September 30, 2015	December 31, 2014
	(In thousands)
Commitments to grant loans	$21,207	$17,046
Unfunded commitments of existing loans	26,362	33,603
Standby and performance letters of credit	3,299	2,667

	$50,868	$53,316

Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Note 9 - Regulatory Matters and Shareholders’ Equity

The ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances is restricted by applicable regulations. Regulatory approval is required if the total of all dividends declared by a state-chartered bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At September 30, 2015, $759,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

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

Note 9 - Regulatory Matters and Shareholders’ Equity (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined). Management believes that, as of September 30, 2015, the Bank met all the capital adequacy requirements to which it was subject and meets the criteria to be well capitalized. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since year end that management believes have changed the Bank’s category.

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

The Bank’s actual capital ratios, at September 30, 2015 and December 31, 2014, and the minimum ratios required for capital adequacy purposes and to be well capitalized, are summarized as follow:

	Actual		Minimum Regulatory Capital Ratios under Basel III (without 2.5% capital conservation buffer phase-in)		Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2015:
Total risk-based capital (to risk-weighted assets)	$38,605	10.8%	$28,574	≥8.0%	$35,718	≥10.0%
Tier 1 capital (to risk-weighted assets)	34,605	9.7%	21,431	≥6.0%	28,574	≥8.0%
Tier 1 capital (to average total assets)	34,605	7.8%	17,755	≥4.0%	22,194	≥5.0%
Common equity tier 1 risk-based capital (to risk-weighted assets)	34,605	9.7%	16,073	≥4.5%	23,217	≥6.5%

	Actual		Minimum Regulatory Capital Ratios		Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$37,899	11.5%	$26,385	≥8.0%	$32,982	≥10.0%
Tier 1 capital (to risk-weighted assets)	34,096	10.3%	13,193	≥4.0%	19,789	≥6.0%
Tier 1 capital (to average total assets)	34,096	8.0%	17,103	≥4.0%	21,378	≥5.0%

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. At September 30, 2015 and December 31, 2014, the Company had no liabilities subject to fair value reporting measurement requirements.

The fair value of securities available for sale are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For these securities, the Company obtains fair value measurements from an independent pricing service. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 were as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2015:
U.S. Government agency securities	$807	$—	$807	$—
State and municipal	27,442	—	27,442	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	18,701	—	18,701	—
Collateralized mortgage obligations (CMOs)	1,909	—	1,909	—
Corporate debt obligations	4,509	—	4,509	—
Equity securities, financial services	485	485	—	—

Securities available-for- sale	$53,853	$485	$53,368	$—

December 31, 2014:
U.S. Government agency securities	$817	$—	$817	$—
State and municipal	23,708	—	23,708	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	20,902	—	20,902	—
Collateralized mortgage obligations (CMOs)	2,391	—	2,391	—
Corporate debt obligations	505	—	505	—
Equity securities, financial services	495	495	—	—

Securities available-for- sale	$48,818	$495	$48,323	$—

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

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral. The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at the lower of cost or fair value of the underlying collateral less estimated costs to sell on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $9,688,000 at September 30, 2015, of which $1,501,000 required a valuation allowance of $133,000. This level compares with impaired loans of $8,408,000 at December 31, 2014, of which $738,000 required a valuation allowance of $82,000.

Goodwill

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. The Company did not record any goodwill impairment during the three and nine months ended September 30, 2015 or 2014.

Note 10 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

A summary of assets at September 30, 2015 and December 31, 2014, measured at estimated fair value on a nonrecurring basis follows:

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
September 30, 2015:
Loans held for sale	$—	$—	$—	$—	$—
Other real estate owned	—	1,057	—	1,057	(92)
Impaired loans, net of related allowance	—	1,368	—	1,368	—

Total	$—	$2,425	$—	$2,425	$(92)

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
December 31, 2014:
Loans held for sale	$—	$216	$—	$216	$—
Other real estate owned	—	1,022	—	1,022	(317)
Impaired loans, net of related allowance	—	656	—	656	—

Total	$—	$1,894	—	$1,894	($317)

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014.

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

Note 10 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are presented as follows:

		Fair Value Measurements at September 30, 2015 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$14,262	$14,262	$14,262	$—	$—
Interest-bearing time deposits	991	991	991	—	—
Investment securities	53,853	53,853	485	53,368	—
Loans, net	348,314	350,554	—	350,554	—
Accrued interest receivable	1,368	1,368	—	1,368	—
Restricted investments in bank stocks	1,478	1,478	—	—	1,478
Financial liabilities:
Deposits	378,735	375,788	—	375,788	—
Short-term borrowings	23,333	23,353	—	23,353	—
Long-term borrowings	7,350	7,354	—	7,354	—
Accrued interest payable	93	93	—	93	—
Off balance sheet financial instruments	—	—	—	—	—

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$14,580	$14,580	$14,580	$—	$—
Interest-bearing time deposits	992	992	992	—	—
Investment securities	48,818	48,818	495	48,323	—
Mortgage loans held for sale	216	216	—	216	—
Loans, net	338,901	341,121	—	341,121	—
Accrued interest receivable	1,237	1,237	—	1,237	—
Restricted investments in bank stocks	1,002	1,002	—	—	1,002
Financial liabilities:
Deposits	372,262	366,510	—	366,510	—
Capital lease payable	1,655	1,655	—	1,655	—
Short-term borrowings	12,500	12,499	—	12,499	—
Long-term borrowings	7,000	7,283	—	7,283	—
Accrued interest payable	154	154	—	154	—
Off balance sheet financial instruments	—	—	—	—	—

Note 11 – Recent Accounting Pronouncements

In June 2014, the FASB issued ASC Update 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASC Update 2014-12 clarifies guidance related to accounting for share-based payment awards with terms that allow an employee’s award to vest regardless of whether the employee is rendering service on the date a performance target is achieved. ASC Update 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASC Update 2014-12 is effective for public business entities’ interim and annual reporting periods beginning after December 15, 2015, with earlier adoption permitted. The adoption of ASC Update 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASC Update 2014-15, “Presentation of Financial Statements - Going Concern”. ASC Update 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The standards update describes how an entity’s management should

Note 11 - Recent Accounting Pronouncements (continued)

assess whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASC Update 2014-15 is effective for public business entities’ annual reporting periods ending after December 15, 2016, with earlier adoption permitted. The adoption of ASC Update 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The amendments in this ASU eliminate from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”) and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit -Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient”. The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment- related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that ASU 2015-12 will have on its consolidated financial statements.

Note 11 - Recent Accounting Pronouncements (continued)

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)”. On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line- of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the “S” section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RIVERVIEW FINANCIAL CORPORATION

The following discussion and analysis summarizes the Company’s results of operations and highlights material changes for the three and nine months ended September 30, 2015 and September 30, 2014 and its financial condition as of September 30, 2015. This discussion is intended to provide additional information which may not be readily apparent from the consolidated selected financial data included in this report.

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

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	restructuring initiatives and anticipated cost savings may not have the anticipated impact on future profitability;

•	delays in receipt of, or failure to receive, regulatory approvals for the acquisition of Citizens National may cause us to incur additional costs and expenses, prevent us from closing on that transaction and take management’s attention away from running the Bank;

•	anticipated cost savings and synergies from the acquisition of Citizens National may not be realized;

•	acquisitions and integration of previously acquired businesses may not be accomplished on the timeline envisioned by management, may take more time and resources than planned and may not achieve originally anticipated cost savings and synergies;

•	the effects of future economic conditions on the Company and the Bank’s customers;

•	additional legislative and regulatory requirements;

•	the impact of governmental monetary and fiscal policies;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

•	the effects of competition from other traditional and non-traditional financial institutions operating in the Company’s market area, including local, regional, national and international based institution;

•	technological changes;

•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	acts of war or terrorism; and

•	volatilities in the securities market.

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

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. The Company’s significant accounting policies are described in Note 1 of the Notes to unaudited consolidated financial statements for the period ended September 30, 2015 herein contained in Part I, Item 1, Financial Statements.

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

The Company’s financial results reflect the consolidation. The combined financial information reflects the impact of the consolidation of Riverview’s and Union’s combined financial condition under the purchase method of accounting with the Company treated as the acquirer from an accounting standpoint. Under this method, the Company’s formation was treated as a recapitalization of Riverview, with Riverview’s assets and liabilities recorded at their historical values, and Union’s assets and liabilities recorded at their fair values as of the date the consolidation was completed. The transaction was effective on November 1, 2013.

As a community-focused financial institution, the Company, through its wholly-owned banking subsidiary, generates the majority of its revenues from net interest income derived from its core banking activities, which totaled $11,266,000 at September 30, 2015 as compared with $11,962,000 at September 30, 2014. Consolidated total assets were $451,965,000 at September 30, 2015, an increase of $15,819,000, or 3.6%, from $436,146,000 at December 31, 2014. The Company’s loans increased $9,413,000, or 2.8%, to $348,314,000 at September 30, 2015, while deposits increased $6,473,000, or 1.7%, to $378,735,000. For the nine months ended September 30, 2015, the Company experienced a net loss of $348,000 as compared with net income of $2,211,000 for the nine months ended September 30, 2014. The decrease in 2015 earnings was attributable to the implementation of restructuring, branch closures and other efficiency initiatives, which negatively affected earnings thus far, but are expected to enhance future profitability. It is management’s intent to continue to grow while improving productivity throughout the Company. Basic and diluted earnings per share of ($0.13) per share for the nine months ended September 30, 2015 decreased from basic and diluted earnings per share of $0.82 per share for the nine months ended September 30, 2014. The decrease in earnings per share was attributable to the decrease in net income year over year, which also negatively impacted the return on average assets which was (0.10%) at September 30, 2015, a decrease from 0.68% at September 30, 2014, and the return on average equity, which was (1.23%) at September 30, 2015 as compared to 7.81% as of September 30, 2014.

The Company’s income is primarily derived from income generated on the spread between the interest received on its interest-earning assets and the interest paid on its interest-bearing liabilities, which was 3.69% for the nine months ended September 30, 2015 on a fully tax equivalent basis, as compared with 4.06% for the nine months ended September 30, 2014. Changes in net interest income are not only affected by changes in interest rates, but are also impacted by changes in the make-up and volume of the balance sheet as well as the level of yield generated from interest-earning assets versus the costs associated with interest-bearing liabilities. The Company also generates non-interest income from fees associated with various products and services offered to customers, mortgage banking activities, bank owned life insurance (“BOLI”), wealth management and trust operations, and from the sale of assets, such as loans or investments. Offsetting these revenues are provisions for potential losses on loans, administrative expenses and income taxes.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis (a non-GAAP financial measurement), for the three months ended September 30, 2015 and 2014.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$31,786	$228	2.85%	$40,808	$313	3.04%
Tax-exempt	18,132	202	4.42%	20,206	241	4.73%

Total securities	49,918	430	3.42%	61,014	554	3.60%

Loans:
Consumer	2,392	31	5.14%	1,979	33	6.62%
Commercial	41,658	439	4.18%	37,167	460	4.91%
Real estate	307,056	3,468	4.48%	289,341	3,369	4.62%

Total loans	351,106	3,938	4.45%	328,487	3,862	4.66%

Other interest earning assets	11,034	31	1.11%	11,248	20	0.71%

Total earning assets	412,058	4,399	4.24%	400,749	4,436	4.39%

Non-interest earning assets	36,195			37,675

Total assets	$448,253			$438,424

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$138,436	$125	0.36%	$131,521	$122	0.37%
Savings	90,557	53	0.23%	87,460	50	0.23%
Time deposits	93,413	241	1.02%	104,149	260	0.99%

Total deposits	322,406	419	0.52%	323,130	432	0.53%

Borrowings:
Short-term borrowings	17,058	15	0.35%	13,569	9	0.26%
Long-term borrowings	6,359	29	1.75%	7,000	63	3.57%

Total borrowings	23,417	44	0.73%	20,569	72	1.39%

Total interest bearing liabilities	345,823	463	0.53%	343,699	504	0.58%

Demand deposits	59,836			52,161
Other liabilities	6,034			4,120
Shareholders’ equity	36,560			38,444

Total liabilities and shareholders’ equity	$448,253			$438,424

Net interest income (non-GAAP)		$3,936			$3,932
Tax benefit on tax-exempt securities		(69)			(82)
Tax benefit on tax-exempt loans		(39)			(23)

Total tax-equivalent adjustment		(108)			(105)

Net interest income (GAAP)		$3,828			$3,827

Net interest spread			3.71%			3.81%

Net interest margin			3.79%			3.89%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended September 30, 2015, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $37,000, to $4,399,000 from $4,436,000, for the three months ended September 30, 2014. Although total interest-earning assets increased 2.8%, to $412,058,000, for the third quarter of 2015, rate compression caused the yield on interest earning assets to decline to 4.24% for the three months ended September 30, 2015 from 4.39% for the three months ended September 30, 2014.

Total interest expense decreased $41,000, or 8.1%, to $463,000 for the three months ended September 30, 2015 from $504,000 for the three months ended September 30, 2014. This decrease was attributable to a five basis point decline in total cost of funds, which decreased to 0.53% for the third quarter of 2015 from 0.58% for the same period in 2014. The decline in the cost of funds offset the $2,124,000, or 0.6%, increase in the volume of average interest-bearing liabilities. In addition, there was a shift within interest-bearing liabilities, with total interest bearing deposits, which bear a higher cost of funds, declining, while short-term borrowings and non interest demand deposits increased.

Net interest income calculated on a fully tax equivalent basis decreased to $3,936,000 for the three months ended September 30, 2015 from $3,932,000 for the three months ended September 30, 2014. Riverview’s net interest spread decreased to 3.71% for the three months ended September 30, 2015 from 3.81% for the three months ended September 30, 2014, while its net interest margin decreased to 3.79% for the three months ended September 30, 2015 from 3.89% for the three months ended September 30, 2014. The decrease in the yield on interest-earning assets negatively impacted the net interest spread and margin.

The following table presents the Company’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis (a non-GAAP financial measurement), for the nine months ended September 30, 2015 and September 30, 2014:

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$32,823	$699	2.85%	$36,345	$897	3.30%
Tax-exempt	15,568	508	4.36%	21,820	792	4.85%

Total securities	48,391	1,207	3.33%	58,165	1,689	3.88%

Loans:
Consumer	2,242	85	5.07%	1,948	94	6.45%
Commercial	40,513	1,232	4.07%	38,758	1,448	5.00%
Real estate	307,028	10,399	4.53%	285,991	10,611	4.96%

Total loans	349,783	11,716	4.48%	326,697	12,153	4.97%

Other interest earning assets	11,034	102	1.24%	11,675	60	0.69%

Total earning assets	409,208	13,025	4.26%	396,537	13,902	4.69%

Non-interest earning assets	36,107			37,034

Total assets	$445,315			$433,571

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$134,747	$362	0.36%	128,427	380	0.40%
Savings	87,973	153	0.23%	90,267	189	0.28%
Time deposits	97,227	779	1.07%	107,005	831	1.04%

Total deposits	319,947	1,294	0.54%	325,699	1,400	0.57%

Borrowings:
Short-term borrowings	19,581	48	0.33%	8,095	14	0.23%
Long-term borrowings	6,528	134	2.72%	7,099	194	3.65%

Total borrowings	26,109	182	0.93%	15,194	208	1.83%

Total interest bearing liabilities	346,056	1,476	0.57%	340,893	1,608	0.63%

Demand deposits	56,622			50,891

Other liabilities	4,944			3,933

Shareholders’ equity	37,693			37,854

Total liabilities and shareholders’ equity	$445,315			$433,571

Net interest income (Non-GAAP)		$11,549			$12,294
Tax benefit on tax-exempt securities		(173)			(269)
Tax benefit on tax-exempt loans		(110)			(63)

Total tax-equivalent adjustment		(283)			(332)

Net interest income (GAAP)		$11,266			$11,962

Net interest spread			3.69%			4.06%

Net interest margin			3.77%			4.15%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the nine months ended September 30, 2015, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $877,000, to $13,025,000 from $13,902,000, for the nine months ended September 30, 2014. While total interest-earning assets increased $12,671,000, or 3.2%, the total yield on earning assets declined 43 basis points to 4.26% for the nine months ended September 30, 2015 from 4.69% for the first nine months of 2014. Total interest income for the first nine months of 2014 was higher than normal due to the one-time recovery of loan interest income in the amount of $770,000. If this one-time recovery was excluded, total interest income as of September 30, 2014 would have been $13,132,000 as compared with interest income of $13,025,000 as of September 30, 2015. While yields declined for most of the interest-earning assets for the nine months ended September 30, 2015, the one-time recovery of loan interest income had the impact of inflating total interest income and yield for the nine months ended September 30, 2014.

Total interest expense decreased $132,000, to $1,476,000, for the nine months ended September 30, 2015 from $1,608,000 for the nine months ended September 30, 2014. This decrease was attributable to a 6 basis-point decline in total cost of funds, which decreased to 0.57% for the period ended September 30, 2015 from 0.63% for the period ended September 30, 2014. The decline in the cost of funds offset the 1.5% increase in the volume of total average interest bearing liabilities. Riverview achieved a lower cost of funds by replacing higher fixed rate borrowings with the FHLB with short-term borrowings from the FHLB that have a lower interest rate. Further contributing to lower cost of funds was a $5,752,000 decline in interest bearing deposits and an increase of $5,731,000 in non-interest bearing demand deposits.

Net interest income calculated on a fully tax equivalent basis decreased $745,000, to $11,549,000, for the nine months ended September 30, 2015 from $12,294,000 for the nine months ended September 30, 2014. Riverview’s net interest spread decreased to 3.69% for the nine months ended September 30, 2015 from 4.06% for the nine months ended September 30, 2014, while its net interest margin also decreased to 3.77% for the nine months ended September 30, 2015 from 4.15% for the nine months ended September 30, 2014. The decrease in cost of funds helped to offset some of the interest rate compression on the asset side of the balance sheet, which was further mitigated by the increased volume of total earning assets.

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

After an evaluation of these factors, no provision was recorded for the three months ended September 30, 2015, resulting in a total provision of $450,000 for the nine months ended September 30, 2015. This compares with a $126,000 provision recorded during both the three and nine months ended September 30, 2014. The higher provision during the nine months ended September 30, 2015 as compared with the same period in 2014, was driven by an increased specific allocation for impaired loans due primarily to one commercial loan to a business that became impaired during the second quarter, an increase in the unallocated portion of the allowance, increased historical loss ratios in certain commercial real estate pools and the application of the loss ratios to certain pools of acquired Union Bank and Trust Company loans. The allowance for loan losses was $3,994,000, or 1.13% of total loans outstanding, at September 30, 2015, as compared with $3,792,000, or 1.11% of total loans, at December 31, 2014, and $3,501,000, or 1.06% of total loans, at September 30, 2014.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. Management believes the allowance for loan losses at September 30, 2015 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio. Notwithstanding this belief, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth changes in non-interest income for the three months ended September 30, 2015 and 2014.

Non-Interest Income

	Three Months Ended September 30,
		Increase/(Decrease)
(Dollars in thousands)	2015	Amount	%	2014
Service charges on deposit accounts	$104	($10)	(8.7%)	$114
Other service charges and fees	140	(48)	(25.5%)	188
Earnings on cash value of life insurance	42	(29)	(40.8%)	71
Fees and commissions from securities brokerage	201	(17)	(7.8%)	218
Gain (loss) on sale of available for sale securities	11	(124)	(91.9%)	135
Gain (loss) on sale and valuation of other real estate owned	(25)	53	67.9%	(78)
Gain on other assets	1	1	100.0%	—
Gain on sale of mortgage loans	111	47	73.4%	64

	$585	($127)	(17.8%)	$712

Non-interest income continues to be an important source of income for the Company, representing 13.3% of total revenues (comprised of net interest income and non-interest income) for the third quarter of 2015 as compared with 15.7% for the third quarter of 2014. Non-interest income decreased 17.8% in comparing the financial results for the third quarter of 2015 with the results for the same period in 2014. A substantial portion of the decrease in non-interest income was attributable to recording lower gains from the sale of available for sale securities during the third quarter of 2015 as compared with the third quarter of 2014.

The following table sets forth changes in non-interest income for the nine months ended September 30, 2015 and 2014.

Non-Interest Income

	Nine Months Ended September 30,
		Increase/(Decrease)
(Dollars in thousands)	2015	Amount	%	2014
Service charges on deposit accounts	$299	($42)	(12.3%)	$341
Other service charges and fees	430	(249)	(36.7%)	679
Earnings on cash value of life insurance	167	(5)	(2.9%)	172
Fees and commissions from securities brokerage	627	(9)	(1.4%)	636
Gain (loss) on sale of available for sale securities	(30)	(212)	(116.5%)	182
Gain (loss) on sale and valuation of other real estate owned	(92)	219	70.4%	(311)
Loss on other assets	(52)	(50)	(2500.0%)	(2)
Gain on sale of mortgage loans	305	92	43.2%	213

	$1,654	($256)	(13.4%)	$1,910

Non-interest income represented 12.8% of total revenues (comprised of net interest income and non-interest income) for the first nine months of 2015 as compared with 13.8% for the first nine months of 2014. Total non-interest income was 13.4% lower at September 30, 2015 as compared with September 30, 2014. Included in other services charges and fees for the nine months ended September 30, 2014 was a one-time entry for $229,000 relating to the restoration of a Union Bank purchased loan that was previously charged off, which made up a majority of the $249,000 decrease period over period. Losses, totaling $30,000, recorded during 2015 related to the sale or call of available for sale securities further added to the decrease in non-interest income year over year. The 2015 amount compares to gains of $182,000 recorded during 2014. These items were partially offset by increased gains on the sale of mortgage loans in 2015, as well as lower losses on the sale and valuation of other real estate owned.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended September 30, 2015 and 2014.

Non-Interest Expense

	Three Months Ended September 30,
		Increase/(Decrease)
(Dollars in thousands)	2015	Amount	%	2014
Salaries and employee benefits	$1,765	($102)	(5.5%)	$1,867
Occupancy expense	633	298	89.0%	335
Equipment expense	161	6	3.9%	155
Telecommunications and processing charges	314	5	1.6%	309
Postage and office supplies	83	(12)	(12.6%)	95
FDIC premium	81	(12)	(12.9%)	93
Bank shares tax expense	86	30	53.6%	56
Directors’ compensation	186	15	8.8%	171
Professional services	67	(42)	(38.5%)	109
Amortization of intangibles	72	(2)	(2.9%)	70
Other expenses	201	(111)	(35.6%)	312

	$3,649	$77	2.2%	$3,572

Non-interest expenses increased 2.2% in the third quarter of 2015 in comparison to the same period in 2014. The increase quarter over quarter was marginal and was attributable to the impact of the restructuring and efficiency initiatives that were recorded during the second quarter of 2015. These initiatives included the departure of the former CEO, which resulted in lower salary expenses in the third quarter of 2015. In addition to the branch closure announced in the second quarter of 2015, Riverview decided to close two Bank offices in the Schuylkill County area due to the purchase of a building within the area that will be used to house the departments that currently occupy the office spaces that will be closed. These branch and office closures resulted in increased occupancy expenses in the third quarter of 2015 due to the payment of lease termination fees of $84,000, accelerating leasehold improvement expense of $120,000, and the recording of a $98,000 expense based upon an estimate for the restoration of the Bank branch that was closed.

The following table presents the components of non-interest expense for the nine months ended September 30, 2015 and 2014.

Non-Interest Expense

	Nine Months Ended September 30,
		Increase/(Decrease)
(Dollars in thousands)	2015	Amount	%	2014
Salaries and employee benefits	$7,636	$2,000	35.5%	$5,636
Occupancy expense	1,648	616	59.7%	1,032
Equipment expense	487	26	5.6%	461
Telecommunications and processing charges	917	60	7.0%	857
Postage and office supplies	269	(20)	(6.9%)	289
Loan prepayment penalty	238	238	100.0%	—
FDIC premium	236	(40)	(14.5%)	276
Bank shares tax expense	258	42	19.4%	216
Directors’ compensation	361	23	6.8%	338
Professional services	357	114	46.9%	243
Amortization of intangibles	206	(12)	(5.5%)	218
Other expenses	954	(274)	(22.3%)	1,228

	$13,567	$2,773	25.7%	$10,794

Non-interest expenses increased $2,773,000, or 25.7%, in comparing the first nine months of 2015 with the same period in 2014. While non-interest expenses, in general, increased because of the Bank’s growth, the majority of the period to period increase was directly attributable to restructuring and other efficiency initiatives implemented in the second quarter of 2015 involving:

•	the departure of the former CEO resulting in severance expense of $1,510,000;

•	the planned closure of one Bank branch and two offices resulting in the payment of lease termination fees of $180,000, accelerated leasehold improvement expense of $242,000, and recording a $98,000 expense associated with the restoration of one of the Bank’s branches due to its closure;

•	payment in full of two outstanding FHLB loans totaling $5,000,000, in order to reduce the Bank’s cost of funds which caused the Bank to incur a prepayment fee of $238,000; and

•	various expenses totaling $239,000, relating to the pending merger with Citizens.

Provision for Federal Income Taxes.

Income tax expense was $142,000 for the third quarter of 2015, as compared with income tax expense of $182,000 for the third quarter of 2014. The decline in the third quarter tax provision was attributable to there being less net income before tax for the third quarter of 2015 as compared with the third quarter of 2014.

For the nine months ended September 30, 2015, the tax benefit was $749,000, compared to a $741,000 tax expense for the nine months ended September 30, 2014. The decline in the 2015 tax accrual was attributable to a before tax net loss of $1,097,000 for the nine months ended September 30, 2015, as compared with before tax net income of $2,952,000 for the nine months ended September 30, 2014.

Financial Condition as of September 30, 2015 and December 31, 2014

Securities

The following table sets forth the composition of the investment securities portfolio as of September 30, 2015 and December 31, 2014:

	Fair Values as of
	September 30, 2015	December 31, 2014
Available-for-sale securities:
U.S. Government agencies securities	$807	$817
State and municipal	27,442	23,708
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	18,701	20,902
Collateralized mortgage obligations (CMOs)	1,909	2,391
Corporate debt obligations	4,509	505
Equity securities, financial services	485	495

	$53,853	$48,818

Since year end 2014, total investment securities have increased as a result of purchases which offset security calls, maturities, and repayments. None of the mortgage-backed securities in the portfolio are private label, rather they are comprised of residential mortgage pass-through securities either guaranteed or issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). Securities issued by these agencies contain additional guarantees that make them among the most creditworthy investments available.

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, the Company’s ability to hold the securities until maturity or until the fair values recover, and management’s opinion that it will not have to sell the securities prior to recovery of value. The Company invests in securities for the cash flow and yields they produce and not to profit from trading. The Company holds no trading securities in its portfolio, and the portfolio did not contain high risk securities or derivatives as of September 30, 2015 or December 31, 2014.

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

Loans

The loan portfolio comprises the major component of the Company’s earning assets and is the highest yielding asset category. The following table presents the composition of the total loan portfolio at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial	$42,393	12.03%	$37,301	10.88%
Commercial real estate	203,235	57.69%	199,782	58.29%
Commercial land and land development	15,791	4.48%	11,441	3.34%
Residential real estate	71,012	20.16%	73,453	21.43%
Home equity lines of credit	17,134	4.86%	18,235	5.34%
Consumer installment	2,743	0.78%	2,481	0.72%

Total loans	352,308	100.00%	342,693	100.00%
Allowance for loan losses	(3,994)		(3,792)

Total loans, net	$348,314		$338,901

Since the 2014 year end, there has been modest growth in the loan portfolio. At September 30, 2015, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) amounted to $348,314,000, an increase of $9,413,000, or 2.8%, as compared with $338,901,000 as of December 31, 2014. The increase in the loan portfolio was attributable to continuing growth in the commercial and commercial real estate portfolios, particularly in the Berks/Schuylkill market.

Partially offsetting new loans recorded during the first nine months of 2015, were scheduled loan payments and increased prepayments and payoffs that impacted loan growth. In addition, the Bank originated mortgage loans which it continued to sell to Freddie Mac on a service released basis. The decision to sell mortgage loans was generally based upon the Bank’s relationship with the customer, with further consideration given to the interest rate environment, interest rate risk and overall economic conditions.

Loans receivable, net of the allowance for loan losses, represented 77.1% of total assets and 92.0% of total deposits as of September 30, 2015, as compared to 77.7% and 91.0%, respectively, at December 31, 2014. All of the Bank’s loans are to domestic borrowers.

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

Credit Policies and Administration

The Bank has established a comprehensive lending policy, which includes rigorous underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, individual lending officer lending authorities are relatively low. All credit requests in excess of an individual lending officer’s authority up to $750,000 are approved by dual signature of two of the following officers: Chief Executive Officer, President, Chief Credit Officer, Chief Lending Officer and President – Berks Region. Credit requests in excess of $750,000 are approved by the majority vote of a Loan Committee, consisting of the Chief Executive Officer, President, Chief Credit Officer, Chief Lending Officer and six members of the Bank’s Board of Directors. Credit requests in excess of $2,000,000 are approved by a majority vote of the entire Board of Directors. Management believes that the Bank employs experienced lending officers, requires appropriate collateral, carefully assesses the repayment ability of all borrowers and adequately monitors both the financial condition of our borrowers and the concentration of loans in the portfolio.

As of September 30, 2015, the Bank’s legal lending limit for loans to one borrower was $5,739,000. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows the Bank to maintain customer relationships while reducing credit exposure. However, this strategy may not always be available.

In addition to the normal repayment risks, all loans in the portfolio are subject to the state of the economy and the related effects on the borrower and/or real estate market. Longer term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely to promptly identify past due loans and attempt to address potential problem loans early.

The Bank also retains an outside, independent firm to review the loan portfolio. This firm performs a detailed annual review. We use the results of the firm’s report to validate our internal loan risk ratings and we review their commentary on specific loans and on our loan administration activities in order to improve our operations.

Commercial Loans

The Bank’s commercial loans consist of revolving and non- revolving lines of credit, term loans, equipment loans, standby letters of credit and unsecured loans. We originate commercial loans to established businesses for any legitimate business purpose, including the financing of machinery, equipment, leasehold improvements, inventory, carrying accounts receivable, general working capital and acquisition activities. We have a diverse customer base, and we have no concentration in these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, real estate and other collateral such as marketable securities, cash value of life insurance and time deposits at the Bank.

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

Commercial Real Estate Loans

The Bank finances both owner occupied and non-owner occupied commercial real estate for its customers. Our underwriting policies and process focus on the customer’s ability to repay the loan as well as an assessment of the underlying real estate collateral. We originate commercial real estate loans on a fixed rate or floating rate basis. Fixed rates typically are committed for a three to five year time period, after which the rate will become floating unless an additional fixed rate period is negotiated. Repayment terms include amortization schedules from three years to a maximum of 25 years, with the majority of loans amortized over 15 to 20 years. Principal and interest payments are due monthly, with all remaining unpaid principal and interest due at maturity.

Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual declines in property values as well as changes in the economic climate that may detrimentally impact the borrower’s ability to repay. We attempt to mitigate risk by carefully underwriting these loans. Our underwriting includes a cash flow analysis which is conducted by thoroughly examining leases and building operating expenses. A minimum debt coverage ratio of 1.2:1.0 is generally required. The character of the borrower and current and prospective conditions in the market are considered. We generally limit loans in this category to a maximum loan to value ratio of 80%, and require personal guarantees of the principal owners and/or corporate guarantees. We monitor the financial condition and operating performance of these borrowers by a thorough review of annual tax returns, property operating data and periodic financial statements.

Commercial Land and Land Development Loans

The Bank’s commercial land and land development loan portfolio consists of funds advanced for construction of multifamily housing, commercial buildings, single family homes and site acquisition and development. This segment is relatively small compared to most other portfolios of the Bank. All of these loans are concentrated in our primary market area and the Bank is highly selective in making loans in this segment.

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

In summary, the Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis. The Bank contracts with an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and every loan turndown undergoes a review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not relaxed its loan underwriting criteria during this time, and management believes its underwriting standards continue to remain conservative.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of September 30, 2015 and December 31, 2014:

Non-Performing Assets
(Dollars in thousands)
	September 30, 2015	December 31, 2014
Accruing loans past due 90 days	$1,020	$643
Non-accrual loans	3,744	4,245

Total non-performing loans	4,764	4,888
Foreclosed real estate	1,057	1,022

Total non-performing assets	$5,821	$5,910

Non-performing loans to total loans	1.35%	1.43%
Non-performing assets to total assets	1.29%	1.36%
Allowance to non-performing loans	83.84%	77.58%

The non-performing asset ratios presented in the table above reflect little change in the credit quality of the loan portfolio since December 31, 2014. During the first nine months of 2015, the Bank experienced a decrease of $124,000 in total non-performing loans attributable to an increase in accruing loans past due 90 days of $377,000, offset by a decrease of $501,000 in non-accrual loans. The decrease in non-accrual loans was primarily the result of the return to accrual status of four loans, payoff of three loans, transfer to foreclosed real estate of six loans and charge off of two loans, offset by the addition of six loans to non-accrual status. Each of the loans that returned to accruing status had been performing and paying as agreed for a period in excess of the time limits established by

Bank policy for return to accrual status. The $89,000 decrease in total non-performing assets as of September 30, 2015 as compared with December 31, 2014 was attributable to a $124,000 decrease in non-performing loans and a $35,000 increase in foreclosed real estate. Management continues to be vigilant in its efforts to identify, evaluate and minimize credit risk and potential losses. Management is proactive in addressing and managing risk appropriate to the level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process—including a structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

The Bank had $1,057,000 in real estate acquired through foreclosure as of September 30, 2015, as compared with $1,022,000 as of December 31, 2014. The foreclosed real estate as of September 30, 2015 consisted of four mixed use properties totaling $305,000, one commercial property totaling $231,000, two single family residential properties totaling $145,000 and three parcels of vacant land totaling $376,000. The increase at September 30, 2015 from December 31, 2014 was due to the sale of one residential development property totaling $707,000, and the sale of five single family residential properties totaling $269,000, offset by the addition of one commercial property totaling $231,000, three mixed use properties totaling $259,000, two single family residential properties totaling $145,000, and three parcels of vacant land totaling $376,000. Each of the foreclosed properties has been marked to the appropriate realizable value, and, at this time, no material loss is anticipated upon the ultimate sale of these assets.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or with similar economic characteristics, exceeds 10% of loans outstanding.

The following table presents loan concentrations as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Loans to Lessors of:
Residential buildings and dwellings	$50,294	$51,248
Nonresidential buildings	65,558	56,626

Although the loans listed above were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market. The performance of these portfolios continues to be acceptable, with no losses for the quarter.

Demand for office space and residential apartment space was solid in 2014 in the Bank’s market area. This demand has continued through the third quarter of 2015. Absorption rates of available space continue to be positive and occupancy and rental rates have become increasingly more stable. As such, management does not believe that this concentration is an adverse condition to the Bank at this time.

The Bank’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank and the Board of Directors. Although the Bank maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Bank’s policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in payments, unless the loan is well secured and there is documented, reasonable expectation of the collection of the delinquent amount. Loans are reviewed daily as to their status. Management is not aware of any potentially material loan problems that have not been disclosed in this report.

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, the Bank did not record a provision to the allowance for loan losses for the three months ended September 30, 2015 and recorded a provision of $450,000 for the nine months ended September 30, 2015. For 2014, we recorded a provision of $126,000 for both the three months and nine months ended September 30, 2014. Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making these determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Beginning balance	$3,792	$3,663
Provision for loan losses	450	126
Charge-offs:
Commercial, financial, agricultural	—	36
Real estate commercial	169	244
Real estate mortgage	79	75
Installments	32	9

Total charge-offs	280	364

Recoveries:
Commercial, financial, agricultural	8	72
Real estate commercial	19	—
Real estate mortgage	—	—
Installments	5	4

Total recoveries	32	76

Net (charge-offs)/recoveries	(248)	(288)

Ending balance	$3,994	$3,501

Net (charge-offs)/recoveries to average loans (annualized)	(0.10%)	(0.12%)
Allowance for loan losses to total loans	1.13%	1.06%

The increase in the allowance for loan losses as a percentage of total loans as of September 30, 2015 as compared with September 30, 2014 primarily reflected an increased specific allocation for impaired loans due primarily to one commercial loan to a business that became impaired during the second quarter, an increase in the unallocated portion of the allowance, increased historical loss ratios in certain commercial real estate pools and the application of loss rations to certain pools of acquired Union Bank loans. Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that, going forward, additional provisions to its allowance for loan losses may be warranted as a result of factors the Bank cannot control.

Deposits

Deposits are the major source of the Bank’s funds for lending and investing purposes. Total deposits at September 30, 2015 were $378,735,000, an increase of $6,473,000, or 1.7%, from total deposits of $372,262,000 at December 31, 2014. There was a shift in the deposit mix since December 31, 2014, as time deposits decreased $10,009,000 and other interest bearing deposits increased $16,082,000. In addition, noninterest bearing deposits increased $400,000 since December 31, 2014. As a result of the low interest rate environment, the Bank’s cost of funds associated with interest bearing deposits declined to 0.57% at September 30, 2015 from 0.62% at December 31, 2014 and 0.63% at September 30, 2014.

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). As of September 30, 2015, short-term borrowings totaled $23,333,000, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. This level of short-term borrowings compared with $12,500,000 in outstanding short-term borrowings at December 31, 2014, all of which were borrowed under the Bank’s FHLB Open Repo Plus line.

Long-term borrowings totaled $7,350,000 at September 30, 2015 as compared with $7,000,000 outstanding at December 31, 2014, and are summarized as follows:

•	During the second quarter of 2015, the Bank prepaid the balance of the $5,000,000 in long-term borrowings from the FHLB that was then outstanding, which carried an interest rate of 2.90%. During the third quarter of 2015, the Bank borrowed $5,000,000 from the FHLB at a fixed rate of 0.85% with a two year final maturity. At September 30, 2015 and December 31, 2014, there were $5,000,000 in outstanding borrowings from the FHLB;

•	During 2014, the Company borrowed $2,000,000 under a secured term loan agreement with ACNB Bank. This borrowing was outstanding at September 30, 2015 and December 31, 2014; and

•	The Company has a $5,000,000 secured guidance line of credit with ACNB Bank, Gettysburg, Pennsylvania. As of September 30, 2015, there was $350,000 outstanding as a result of borrowing under this line of credit during the third quarter of 2015. There were no outstanding borrowings drawn under this line at December 31, 2014.

Shareholders’ Equity and Capital Adequacy

At September 30, 2015, shareholders’ equity for the Company totaled $36,720,000, a decrease of $1,488,000 as compared with shareholder equity of $38,208,000 at December 31, 2014. The decrease was due to a net loss of $348,000, the payment of dividends of $1,118,000, and a decrease in the net unrealized gains/losses on securities available for sale, which net of tax, decreased equity by $75,000, and was offset by an increase to surplus of $23,000 to reflect the compensation cost associated with option grants and $30,000 representing the proceeds of shares issued under the Company’s Employee Stock Purchase Plan.

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement. Accordingly, the Company is exempt from certain regulatory requirements administered by the federal banking agencies. However, the Bank is still subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board. On January 1, 2015, the Basel III capital rules became effective for the Bank. The table that follows presents the Bank’s capital ratios as determined and reported to its regulator. The Bank’s capital ratios exceed both the regulatory minimums and the requirements necessary for designation as a “well-capitalized” institution under the new Basel III rules.

Capital Ratios (of Bank)

	September 30, 2015	December 31, 2014	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	7.8%	8.0%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	9.7%	10.3%	6.0%	8.0%
Total risk-based capital (to risk-weighted assets)	10.8%	11.5%	8.0%	10.0%
Common equity tier 1 risk based capital (to risk-weighted assets)	9.7%	n/a	4.5%	6.5%

The ratios presented do not reflect additional future Basel III requirements, including a 2.5% capital conservation buffer that will apply to minimum regulatory capital ratios beginning in 2016 through 2019.

Banking laws and regulations limit the ability of the Bank to transfer cash to the Company in the form of dividends, loans or advances. Regulatory approval is required if the total of all dividends declared by a state bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At September 30, 2015, $759,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

The following table presents the details of quarterly cash dividends paid to the Company’s shareholders during the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014:

	Declaration Date	Record Date	Date of Payment	Per Share Cash Dividends Paid
2015:
First quarter	2/25/2015	3/6/2015	3/30/2015	$0.1375
Second quarter	5/20/2015	6/9/2015	6/30/2015	$0.1375
Third quarter	8/19/2015	9/4/2015	9/30/2015	$0.1375
2014:
First quarter	2/21/2014	3/7/2014	3/31/2014	$0.1250
Second quarter	5/14/2014	6/6/2014	6/30/2014	$0.1400
Third quarter	8/21/2014	9/2/2014	9/30/2014	$0.1425

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

In June 2014, the Board of Directors and shareholders of the Company approved an Employee Stock Purchase Plan (“ESPP”), giving eligible employees the opportunity to purchase common stock at a 15% discount from the market price. A total of 75,000 shares were reserved for the issuance under the ESPP. Shares to be issued by the ESPP, which are administered by the Company’s transfer agent, may either be acquired from the open market or privately negotiated transactions, or may be issued from authorized but unissued shares. In the event ESPP shares are issued from authorized but unissued shares, the Company would receive the proceeds from the purchase of such common stock. During the first nine months of 2015, the Company issued 2,418 shares acquired from authorized but unissued shares under the ESPP for a total of $30,000, which was recorded as an increase to the surplus account.

In addition to the authorized but unissued shares reserved for the ESPP, a total of 75,000 shares were reserved for issuance under the Riverview Financial Corporation 401(k) Retirement Plan (“401(k) Plan”). During 2015, no shares were issued under the 401(k) Plan reserve.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit. At September 30, 2015, the Company had unfunded outstanding commitments to extend credit of $47,569,000 and outstanding letters of credit of $3,299,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Refer to Note 12 of the 2014 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of the Company’s off-balance sheet arrangements.

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

The Bank employs various management techniques and analytical tools to monitor and minimize its exposure to interest rate risk. The guidelines used by the Bank are designed to limit exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. The Asset/Liability Committee (“ALCO Committee”), consisting of key financial and senior management personnel and directors, meets on a quarterly basis. The ALCO Committee is responsible for reviewing the interest rate sensitivity position of the Bank, approving asset and liability management policies and overseeing the formulation and implementation of strategies regarding balance sheet positions, liquidity and earnings.

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

The Bank’s balance sheet at September 30, 2015 was positively gapped, which suggests that the net yield on interest earning assets may increase during periods of rising rates. However, a simple interest rate gap analysis alone may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react differently to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, customer behavior or competition, prepayments and early withdrawal levels could also deviate from those assumed in evaluating the interest rate gap.

Liquidity

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers in order to fund loans, to respond to deposit outflows and to cover operating expenses. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Sources of liquidity are provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investment securities. Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth, securities sold under agreements to repurchase, borrowings under lines of credit with correspondent banks or raising additional capital.

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $15,253,000 at September 30, 2015, and was $319,000 lower than the $15,572,000 that was outstanding at December 31, 2014. While liquidity sources generated from assets include scheduled payments and prepayments of principal and interest from securities and loans in the Company’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital. At September 30, 2015, there was $5,064,000 of unpledged available-for-sale securities readily available for sale for liquidity purposes as compared with $555,000 at December 31, 2014. The increase in the volume of unpledged securities was attributable to the increase in the amount of investment securities since the 2014 year-end.

On the liability side, the primary source of funds available to meet liquidity needs is deposits. The Bank’s core deposits, which exclude certificates of deposit over $250,000, were $370,529,000 at September 30, 2015 as compared to $365,137,000 at December 31, 2014. Core deposits have historically provided a source of relatively stable and low cost liquidity. Short-term and long-term borrowings utilizing the federal funds line and credit facilities established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding. As of September 30, 2015, the Bank had access to two formal borrowing lines with its correspondent banks totaling $164,720,000, net of the aggregate amounts outstanding on these lines totaling $28,333,000 in short-term and long-term borrowings. In addition to the Bank’s borrowing capacity, Riverview has a $5,000,000 secured guidance line of credit available from ACNB Bank, with $350,000 in outstanding draws as of September 30, 2015 and none as of December 31, 2014.

There are a number of factors that may impact the Company’s liquidity position. Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows. Management is of the opinion that its liquidity position at September 30, 2015 was adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company’s inability to meet anticipated or unexpected needs.

Inflation

The impact of inflation upon financial institutions can affect assets and liabilities through the movement of interest rates. The exact impact of inflation on the Company is difficult to measure. Inflation may cause operating expenses to change at a rate not matched by the change in earnings. Inflation may affect the borrowing needs of consumer and commercial customers, in turn affecting the growth of the Company’s assets. Inflation may also affect the level of interest rates in the general market, which in turn can affect the Company’s profitability and the market value of assets held. The Company actively manages its interest rate sensitive assets and liabilities, to attempt to counter the effects of inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, pursuant to Exchange Act Rule 15d-15. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the

Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. Based upon the evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

The following Exhibits are filed as part of this filing on Form 10-Q, or incorporated by reference hereto:

2.1	Agreement and Plan of Merger, dated October 30, 2014, between Riverview Financial Corporation and The Citizens National Bank of Meyersdale. (Incorporated by reference to Annex A included in Riverview’s Registration Statement on Form S-4 (Registration No. 333-201017 filed December 17, 2014.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

21.1	Subsidiaries of Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2015

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2015

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 30, 2014, between Riverview Financial Corporation and The Citizens National Bank of Meyersdale. (Incorporated by reference to Annex A included in Riverview’s Registration Statement on Form S-4 (Registration No. 333-201017 filed December 17, 2014.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

21.1	Subsidiaries of Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).