Form 10-K
period 2015-12-31
Riverview Financial Corp
filed 2016-03-30
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant’s telephone number, including area code 717.957.2196

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $28,306,000.

As of March 16, 2016, the registrant had 3,206,927 shares of common stock outstanding.

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

ITEM 1. BUSINESS.

Riverview Financial Corporation

On November 1, 2013, Riverview Financial Corporation (the “Company”) and Union Bancorp, Inc. (“Union”) consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (the “Company”). On December 31, 2015, Riverview and The Citizens National Bank of Meyersdale, PA (“Citizens”) consummated the merger of Citizens with and into Riverview Bank, with Riverview Bank surviving.

The Company and its wholly-owned bank subsidiary, Riverview Bank (the “Bank”), provide loan, deposit and a full range of banking services to individuals, businesses and municipalities through two full service offices in Marysville and Duncannon, Perry County, Pennsylvania, five full service offices in Tower City, Cressona, Pottsville and Orwigsburg, Schuylkill County, Pennsylvania, three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania, one full service branch in Wyomissing, Berks County, Pennsylvania, one full service office in Trevorton, Northumberland County, Pennsylvania and two full service offices in Meyersdale and Berlin, Somerset County, Pennsylvania. In addition, Riverview Bank also provides financial advisory, insurance, trust and investment services relating to non-deposit type investment products through a wealth management office located in Pottsville, Schuylkill County, Pennsylvania. The wealth management company is a division of the Bank.

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

On March 14, 2011, Riverview National Bank filed an application with the Pennsylvania Department of Banking to convert from a national banking association to a Pennsylvania state-chartered bank. The purpose of the charter change was to provide the Bank with greater flexibility in executing its strategy of profitability and growth. The conversion was effective November 19, 2011, at which time the Bank became known as Riverview Bank and established two operating divisions, Marysville Bank and Halifax Bank.

On November 1, 2013, in connection with the consolidation of Riverview and Union, Union Bank and Trust Company, the wholly owned subsidiary of Union, merged with and into Riverview Bank (the “Bank”), which is a wholly owned subsidiary of the Company.

On December 31, 2015, Citizens merged with and into Riverview Bank and the former Citizens franchise operates under the name of Citizens Neighborhood Bank, a division of Riverview Bank.

Riverview Bank is a full service commercial bank providing a wide range of services to individuals, municipalities and small to medium sized businesses in its Central Pennsylvania market area of Berks, Dauphin, Perry, Northumberland, Schuylkill and Somerset counties. Riverview Bank’s commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, Riverview Bank also provides financial advisory, insurance and investment services relating to non-deposit type investment products through Riverview Financial Wealth Management, a division of Riverview Bank located in Pottsville, Schuylkill County, Pennsylvania. In addition, as part of the merger of Riverview Bank and Union Bank, Riverview Bank assumed Union Bank’s trust operations.

Competition

Riverview Bank faces competition in originating loans, retaining loans and attracting deposits. Riverview Bank operates in the central Pennsylvania market, which include the counties of Berks, Dauphin, Perry, Northumberland, Schuylkill and Somerset. Within this area, Riverview Bank competes with other financial institutions, including regional banks, other community banks and, savings banks, as well as credit unions, investment brokerage firms and insurance companies. In general, the industry competes in the area of interest rates, products offered, customer service and convenience. In addition, some of these financial institutions have greater financial resources than Riverview Bank and may offer services that Riverview Bank does not provide. Riverview Bank competes in this environment by maintaining a diversified loan and deposit product line and providing wealth management and trust services. Relationships with customers are built and maintained through Riverview Bank’s branch network, its deployment of branch ATMs and its telephone and web-based banking services.

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

Recent Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law on July 21, 2010, the Company and the Bank are subject to additional regulatory oversight and supervision. The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations being developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that affect the regulation of community banks and bank holding companies.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The legislation also called for the FDIC to raise its ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.

The Dodd-Frank Act included provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on owning or sponsoring hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. The Dodd-Frank Act also established the Financial Stability Oversight Council to identify threats to the financial stability of the U.S. financial system, promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

The full effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing those regulations. Additional uncertainty regarding the effects of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act.

Bank Holding Company Act (“BHC Act”)

The Company is required to file with the Federal Reserve Bank (“FRB”) an annual report, other periodic reports, and such additional information as the FRB may require pursuant to the BHC Act. The FRB also examines bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the FRB before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The FRB considers numerous factors, including its capital adequacy guidelines, before approving such acquisitions.

The Community Reinvestment Act

The Community Reinvestment Act of 1977, as amended, or the CRA, and the regulations promulgated to implement the CRA, are designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution’s compliance with the CRA, referred to in this document as the revised CRA regulations. The revised CRA regulations established new tests for evaluating both small and large depository institutions’ investment in the community. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance”. The Bank received a “satisfactory” rating in its last CRA examination, conducted November 18, 2013.

Dividend Restrictions

The Company is a legal entity, separate and distinct from its bank subsidiary, Riverview Bank. Declaration and payment of cash dividends that are made by the Company to shareholders are dependent upon the receipt of dividend payments from the Bank, which is the Company’s primary source of revenue and cash flow. Accordingly, the ability of the Company, and consequently the ability of the Company’s creditors, to participate in any distribution of the assets or earnings of the Bank is necessarily subject to the prior claims of creditors of the Bank, except to the extent that claims of the Company in its capacity as a creditor may be recognized.

As a Pennsylvania chartered bank, the Bank is subject to regulatory restrictions with regard to the payment of dividends under the Pennsylvania Banking Code. Further, the ability of a banking subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.

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

Capital Requirements and Source of Strength Doctrine

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. This doctrine is commonly known as the “source of strength” doctrine.

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

At December 31, 2015, the Company had less than $1 billion of assets and therefore, qualified as a “small bank holding company” exempting it from the foregoing regulatory capital standards. As a small bank holding company, the FRB will consider the Bank’s capital position in determining the adequacy of the Company’s capital positions.

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

At December 31, 2015, the Bank qualified as “well capitalized” under these regulatory capital standards.

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

Basel III

In July 2013, the Federal Reserve Board approved the final rules (the “Basel III Rules”) which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. The new rules, which began to phase in starting January 1, 2015, with final phase in completed by January 1, 2019, are summarized as follows:

•	create a new minimum Common Equity Tier I capital ratio 4.50% of risk-weighted assets and a minimum Tier I capital ratio of 6.00% of risk-weighted assets;

•	continue the current minimum total capital ratio at 8.00% of risk-weighted assets and the minimum Tier I leverage capital ratio at 4.00% of average assets;

•	institute a “capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which, if not maintained, restricts an institution from making capital distributions and certain discretionary bonus payments;

•	revised the definition of capital such that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component for Tier I capital for institutions of the Company’s size; and

•	expand the risk-weightings categories and weights for assets and off balance sheet exposures to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, and results in higher risk weights for a variety of asset categories.

As a result of the new capital conservation buffer rules if the Company’s bank subsidiary (Riverview Bank) fails to maintain the required minimum capital conservation buffer, the Company may be unable to obtain capital distributions from it, which could negatively impact the Company’s ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on the Company’s ability to pay certain bonuses to executive officers, negatively impacting the Company’s ability to retain key personnel.

As of December 31, 2015, the Company believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

Basel III also introduced two required liquidity ratios. The Liquidity Coverage Ratio (“LCR”) requires a bank to hold sufficient high-quality liquid assets to cover its total net cash outflows over 30 days. The Net Stable Funding Ratio requires a bank’s available amount of stable funding to exceed the required amount of stable funding over a one year period of extended stress. The final rule was effective January 1, 2015, and applies to U.S. banking operations with assets of more than $10 billion. Smaller bank holding companies would remain subject to the prevailing qualitative supervisory framework.

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

Available Information

The Company files reports, and other information with the Securities and Exchange Commission. The reports and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, and Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC. The SEC maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s internet site address is http://www.sec.gov.

The Company’s headquarters are located at 3901 North Front Street, Harrisburg, Pennsylvania 17110, and its telephone number is (717) 957-2196.

At December 31, 2015, the Bank had 99 full time employees and 16 part time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees and is not a party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Properties

The table below sets forth the locations of the properties that are owned and leased in the name of Riverview Bank, which include its main office, branch offices and certain parking facilities related to its banking offices. All properties that are owned, are owned free and clear of any lien. Riverview Bank’s offices are all located in Pennsylvania and are listed below.

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

100 Hollywood Boulevard, Orwigsburg, Pennsylvania 17961 (3)

22nd & West Market Street, Pottsville, Pennsylvania 17901 (3)

308 North Claude A. Lord Boulevard, Pottsville, PA 17901 (3)

450 West Shamokin Street, Trevorton, Pennsylvania 17881 (3)

11680 Centre Turnpike, Route 61, Orwigsburg, Pennsylvania 17961 (3)

3901 North Front Street, Harrisburg, Pennsylvania 17710 (5)

2638 Woodglen Road, Pottsville, Pennsylvania 17901 (4)

135 Center Street, Meyersdale, Pennsylvania 15552 (6)

1026 Main Street, Berlin, Pennsylvania 15530 (6)

Leased Offices:

55 South Main Street, Duncannon, Pennsylvania 17020 (1)

34 South Market Street, Elizabethville, Pennsylvania 17023 (2)

920 East Wiconisco Avenue, Tower City, Pennsylvania 17980 (2)

57 S. Sillyman Street, Cressona, Pennsylvania 17929 (3)

2800 State Hill Road, Wyomissing, Pennsylvania 19610 (3)

(1)	Operates under the name “Marysville Bank, a Division of Riverview Bank”.
(2)	Operates under the name “Halifax Bank, a Division of Riverview Bank”.
(3)	Operates under the name “Riverview Bank”.
(4)	Operates under the name “Riverview Financial Wealth Management, a Division of Riverview Bank”.
(5)	Operates as the corporate headquarters for Riverview Financial Corporation housing executive offices.
(6)	Operates under the name “Citizens Neighborhood Bank, a Division of Riverview Bank”.

Riverview Bank owns a parking lot located at 110 Verbeke Street, Marysville, Pennsylvania 17053, which is adjacent to the main office building located at 200 Front Street, Marysville, Pennsylvania 17053.

All of these properties are in good condition and are deemed by management to be adequate for Riverview Bank’s purposes.

ITEM 3. LEGAL PROCEEDINGS.

Management is not aware of any litigation that would have a materially adverse effect on the consolidated financial position or results of operations of the Company. There are no proceedings pending other than ordinary routine litigation incident to the business of the Company and the Bank. In addition, management does not know of any material proceedings contemplated by governmental authorities against the Company or the Bank or any of their respective properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The authorized stock of the Company consists of 3,000,000 shares of preferred stock, no par value per share, and 5,000,000 shares of common stock, no par value per share, of which 3,205,544 common shares were issued and outstanding as of December 31, 2015 and held by approximately 724 registered holders of record. The Company’s common stock is listed on the OTCQX tier of the OTC Markets Group Inc. (www.otcmarkets.com), and is traded under the symbol “RIVE.” The Company’s common stock trades at irregular intervals.

The following table reflects high and low bid prices for shares of the Company’s common stock for the periods indicated, based upon information derived from www.otcmarkets.com.

	2015		2014
	High	Low	High	Low
First quarter	$18.00	$13.00	$10.35	$9.55
Second quarter	$13.75	$12.00	$13.75	$9.94
Third quarter	$13.00	$11.90	$13.50	$11.25
Fourth quarter	$13.40	$12.50	$15.25	$12.30

The Company has historically paid dividends on the outstanding shares of common stock on a quarterly basis, at the discretion of the Board of Directors. The Board bases its decision on the Company’s earnings, cash requirements and overall financial position. The following table presents the per share cash dividends declared by the Board of Directors and paid for the years presented.

Per Share Cash Dividends Paid
2015 First quarter	$0.1375
Second quarter	0.1375
Third quarter	0.1375
Fourth quarter	0.1375

$0.5500

Per Share Cash Dividends Paid
2014 First quarter	$0.1250
Second quarter	0.1400
Third quarter	0.1425
Fourth quarter	0.1425

$0.5500

On February 20, 2016 the Board of Directors declared a quarterly cash dividend of $0.1375 per common share, payable on March 31, 2016 to all common shareholders of record as of March 4, 2016.

Additional information relating to dividend restrictions can be found in Note 14 – “Regulatory Matters and Shareholders’ Equity” in Part II, Item 8 of this Form 10-K.

Information about Riverview’s Equity Compensation Plans can be found in Part II, Item 8 under Note 10, titled “Employee Benefit Plans” and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RIVERVIEW FINANCIAL CORPORATION.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the Company’s results of operations and highlights material changes for the twelve months ended December 31, 2015 and 2014 and its financial condition as of December 31, 2015 and 2014. This discussion is intended to provide additional information about the significant changes in the results of operations presented in the accompanying consolidated financial statements for the Company and its wholly owned subsidiary Bank. The Company’s consolidated financial statements and results of operations essentially consist of the Bank’s financial condition and results of operations. Current performance does not guarantee and may not be indicative of, similar performance in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s consolidated financial statements and should be read in conjunction with the consolidated audited financial statements of the Company and notes thereto and other detailed information for the years ended December 31, 2015 and 2014 contained in Part II, Item 8, “Financial Statements and Supplemental Data”.

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

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. The Company’s significant accounting policies are described in Note 1 of the Notes to audited consolidated financial statements for the period ended December 31, 2015 contained in Part II, Item 8, “Financial Statements and Supplemental Data”.

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

On December 31, 2015, The Citizens National Bank of Meyersdale (“Citizens”) merged with and into Riverview Bank, with Riverview Bank surviving.

The Company’s financial results reflect the consolidation of Union and the merger of Citizens under the purchase method of accounting with the Company treated as the acquirer from an accounting standpoint. The balance sheet as of December 31, 2015, includes the former Citizens’ assets and liabilities, whereas the income statement does not include any results of operations of Citizens since the merger was consummated on December 31, 2015.

Consolidated total assets were $549,449,000 at December 31, 2015, an increase of $113,303,000, or 26%, from $436,146,000 at December 31, 2014, which is attributable to the merger. The Company’s gross loans increased $67,152,000, or 19.6%, to 409,845,000 at December 31, 2015, while deposits increased $76,080,000, or 20.4%, to $448,342,000. As of the effective date of the merger, Citizens had $91,602,000 in total assets, $57,862,000 in total loans and $74,406,000 in total deposits.

As a community-focused financial institution, the Company, through its wholly-owned banking subsidiary, generates the majority of its revenues from net interest income derived from its core banking activities, which totaled $15,281,000 at December 31, 2015 as compared with $15,647,000 at December 31, 2014. For the year ended December 31, 2015, the Company experienced a net loss of $754,000 as compared with net income of $2,721,000 for the year ended December 31, 2014. The decrease in 2015 earnings was attributable to the Citizens merger related cost as well as the implementation of restructuring, branch closures and other efficiency initiatives, which negatively affected earnings, but are expected to enhance future profitability. In addition, the provision for loan losses increased by $946,000, primarily due to one collateral dependent commercial loan, which had been identified and measured for impairment during the second quarter of 2015. During the fourth quarter, additional information became available with regard to the estimated value of the collateral on this loan resulting in a partial charge off and higher specific allocation to the provision for loan losses. It is management’s intent to continue to grow while improving productivity throughout the Company. Basic and diluted earnings per share of ($0.28) per share for the year ended December 31, 2015 decreased from basic earnings per share of $1.01 per share and diluted earnings per share of $1.00 for the year ended December 31, 2014. The decrease in earnings per share was attributable to the decrease in net income year over year, which also negatively impacted the return on average assets, which was (0.17%) at December 31, 2015, a decrease from 0.63% at December 31, 2014, and the return on average equity, which was (2.01%) at December 31, 2015 as compared to 7.15% as of December 31, 2014.

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

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The Company’s profitability is largely a function of the spread between interest rates earned on earning assets and the interest paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Company’s net interest income and margin are affected by general economic conditions and other factors, including competition and fiscal and monetary policies of the federal government, that influence market interest rates and its ability to respond to changes in those rates. At any given time, the Company’s assets and liabilities may be affected differently by a change in interest rates. The change in net interest income from year to year may be due to changes in interest rates, changes in volumes of interest-earning assets and interest-bearing liabilities as well as changes in the mix of such assets and liabilities.

The Company’s principal interest-earning assets are loans to individuals and small businesses, with a secondary source of income earned from the investment securities portfolio and other interest-earning deposits with banks. Interest-bearing liabilities consist primarily of demand deposit accounts, time deposits, money market accounts, savings deposits and borrowings. Generally, changes in the net interest rate spread and net interest margin impact net interest income. Net interest rate spread is equal to the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is the tax equivalent net interest income divided by total average earning assets. Net interest income growth is generally dependent upon balance sheet growth and maintaining or growing the net interest margin. For analysis purposes, net interest income is evaluated on a fully tax-equivalent (“FTE”) basis. The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the Federal tax rate of 34% to allow the yield on tax-exempt assets to be compared to interest earned on taxable assets.

The following table presents a summary of Riverview’s average balances, interest rates, interest income and expense, the interest rate spread and the net interest margin, on a fully tax-equivalent basis, for the years ended December 31, 2015, 2014 and 2013.

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

Year Ended December 31,	2015			2014			2013
(Dollars in thousands)	Balance	Average Interest	Yield/Rate	Balance	Average Interest	Yield/Rate	Balance	Average Interest	Yield/Rate
Assets
Interest-earning Assets
Securities:
Taxable securities (2)	$33,463	$959	2.87%	$32,321	$1,178	3.64%	$19,126	$348	1.82%
Tax-exempt securities (1)(2)	16,483	721	4.37%	20,082	958	4.77%	22,495	1,094	4.86%

Total securities	49,946	1,680	3.36%	52,403	2,136	4.08%	41,621	1,442	3.46%

Loans (1)(3)
Consumer	2,234	118	5.28%	1,961	126	6.43%	1,699	111	6.53%
Commercial	41,828	1,686	4.03%	38,255	1,842	4.82%	26,123	1,192	4.56%
Real estate	307,154	13,976	4.55%	288,045	13,984	4.85%	224,295	11,244	5.01%

Total loans	351,216	15,780	4.49%	328,261	15,952	4.86%	252,117	12,547	4.98%

Other interest-earning assets	10,935	149	1.36%	12,074	97	0.80%	12,163	37	0.30%

Total interest-earning assets	412,097	17,609	4.27%	392,738	18,185	4.63%	305,901	14,026	4.58%
Non-interest earning assets	36,539			40,951			36,100

Total Assets	$448,636			$433,689			$342,001

Liabilities and Shareholders’ Equity
Interest-bearing Liabilities
Deposits:
Interest-bearing demand deposits	$134,514	$475	0.35%	$129,803	$502	0.39%	$113,714	$554	0.49%
Savings deposits	89,340	210	0.24%	88,402	236	0.27%	60,071	277	0.46%
Time deposits	95,445	994	1.04%	106,165	1,115	1.05%	93,297	1,325	1.42%

Total deposits	319,299	1,679	0.53%	324,370	1,853	0.57%	267,082	2,156	0.81%

Borrowings:
Short-term borrowings	23,094	81	0.35%	8,726	21	0.24%	263	1	0.38%
Long-term borrowings	6,795	169	2.49%	7,074	250	3.53%	8,363	299	3.58%

Total borrowings	29,889	250	0.84%	15,800	271	1.72%	8,626	300	3.48%

Total interest-bearing liabilities	349,188	1,929	0.55%	340,170	2,124	0.62%	275,708	2,456	0.89%

Non-interest bearing liabilities:
Demand deposits	56,714			51,520			28,104
Other liabilities	5,231			3,964			8,252
Shareholders’ equity	37,503			38,035			29,937

Total Liabilities and Shareholders’ Equity	$448,636			$433,689			$342,001

Net Interest Income		$15,680			$16,061			$11,570
Tax-equivalent adjustment		(399)			(414)			(418)

Net Interest Income (GAAP)		$15,281			$15,647			$11,152

Net Interest Spread			3.72%			4.01%			3.69%

Net Interest Margin			3.80%			4.09%			3.78%

(1)	Yields on tax-exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(2)	Available-for-sale securities are reported at amortized cost for purposes of calculating yields.
(3)	For yield calculation purposes, non-accruing loans are included in the average loan balances, and any income recognized on these loans is included in interest income.

2015 Compared to 2014

For the twelve months ended December 31, 2015, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $576,000, to $17,609,000 from $18,185,000, for the twelve months ended December 31, 2014. While total interest-earning assets increased

$19,359,000, or 4.9%, the total yield on earning assets declined 36 basis points to 4.27% for the year ended December 31, 2015 from 4.63% for the year ended December 31, 2014. Total interest income for the 2014 year end was higher than normal due to one-time recoveries of loan interest income in the amount of $771,000. If these one-time recoveries were excluded, total interest income as of December 31, 2014 would have been $17,414,000 as compared with interest income of $17,609,000 as of December 31, 2015. While yields declined for most of the interest-earning assets for the year ended December 31, 2015, the one-time recoveries of loan interest income had the impact of inflating total interest income and the yield for the year ended December 31, 2014.

Total interest expense decreased $195,000, to $1,929,000, for the year ended December 31, 2015 from $2,124,000 for the year ended December 31, 2014. This decrease was attributable to a 7 basis-point decline in total cost of funds, which decreased to 0.55% as of the year ended December 31, 2015 from 0.62% as of the year ended December 31, 2014. The decline in the cost of funds offset the 2.7% increase in the volume of total average interest bearing liabilities. Riverview achieved lower cost of funds by replacing higher fixed rate borrowings with the FHLB with short-term borrowings from the FHLB that have a lower interest rate. Further contributing to lower cost of funds was a $5,071,000 decline in interest bearing deposits and an increase of $5,194,000 in non-interest bearing demand deposits.

Net interest income calculated on a fully tax equivalent basis decreased $381,000, to $15,680,000, as of the year ended December 31, 2015 from $16,061,000 as of the year ended December 31, 2014. Riverview’s net interest spread decreased to 3.72% for the twelve months ended December 31, 2015 from 4.01% for the twelve months ended December 31, 2014, while its net interest margin also decreased to 3.80% as of the 2015 year end from 4.09% as of the 2014 year end. The decrease in cost of funds helped to offset some of the interest rate compression on the asset side of the balance sheet, which was further mitigated by the increased volume of total earning assets.

2014 Compared to 2013

Total interest income increased on a fully tax equivalent basis by $4,159,000, or 29.7%, to $18,185,000 for the year ended December 31, 2014 from $14,026,000 for the year ended December 31, 2013. The increase in total interest income was due to the $86,837,000 increase in total interest earning assets, which was attributable to the consolidation with Union, where total interest earning assets grew to $392,738,000 at December 31, 2014 as compared with $305,901,000 at December 31, 2013. In addition, included in loan interest income were recoveries of interest and fees totaling $771,000 mostly attributable to the recovery and collection of Union loans that were previously categorized as non-accruing as of the consolidation.

Total interest expense decreased $332,000, or 13.5%, to $2,124,000 for the year ended December 31, 2014 from $2,456,000 for the year ended December 31, 2013. Cost of funds decreased to 0.62% at the end of 2014 from 0.89% at the end of 2013. The decline in the cost of funds offset the 23.4% increase in the volume of average interest-bearing liabilities year over year.

Net interest income calculated on a fully tax equivalent basis increased $4,491,000, or 38.8%, to $16,061,000 for the year ended December 31, 2014 from $11,570,000 for the year ended December 31, 2013. Riverview’s net interest spread increased to 4.01% at December 31, 2014 from 3.69% at December 31, 2013, while its net interest margin increased to 4.09% for the year ended December 31, 2014 from 3.78% for the year ended December 31, 2013. The decrease in the cost of funds complemented the increase in interest income resulting from the increased volume of interest earning assets and recording unexpected loan interest and fee income.

The following table demonstrates the impact on net interest income from changes in the volume of interest-earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities.

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)	2015 vs. 2014 Increase/(Decrease)			2014 vs. 2013 Increase/(Decrease)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest –Earning Assets:
Interest-bearing due from banks and federal funds sold	($16)	$68	$52	($1)	$61	$60
Securities, taxable (1)	30	(249)	(219)	478	352	830
Securities, taxable-exempt (1)	(157)	(80)	(237)	(116)	(20)	(136)
Loans (1)	1,043	(1,215)	(172)	3,708	(303)	3,405

Net Change in Interest Income	900	(1,476)	(576)	4,069	90	4,159

Interest-Bearing Liabilities:
Interest-bearing demand deposits	25	(52)	(27)	62	(114)	(52)
Savings deposits	1	(27)	(26)	73	(114)	(41)
Time deposits	(110)	(11)	(121)	135	(345)	(210)
Borrowings:
Short-term borrowings	50	10	60	20	—	20
Long-term borrowings	(7)	(74)	(81)	(45)	(4)	(49)

Net Change in Interest Expense	(41)	(154)	(195)	(245)	(577)	(332)

CHANGE IN NET INTEREST INCOME	$941	($1,322)	($381)	$3,824	$667	$4,491

(1)	Yields on tax-exempt assets have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

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

After an evaluation of these factors, the Bank recorded a provision of $1,472,000 for the year ended December 31, 2015, as compared with $526,000 recorded for the 2014 year-end. The provision for 2015 was driven primarily by the deterioration in a large commercial loan. During the second quarter of 2015, this large commercial loan was identified as a problem credit and deemed to be collateral dependent (inventory). The loan was measured for impairment and a specific allocation was made reflecting management’s best estimate of the potential for loss based on limited information available at that time. During the fourth quarter of 2015, additional information became available with regard to the nature, age, amount and salability of the inventory collateral, which resulted in a $400,000 partial charge-off and a $580,000 additional specific allocation to the provision for loan loss to more accurately reflect management’s estimate of the potential for loss. The allowance for loan losses was $4,365,000, or 1.07% of total loans outstanding at December 31, 2015, as compared to $3,792,000, or 1.11% of total loans outstanding at December 31, 2014.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. Management believes the allowance for loan losses at December 31, 2015 was adequate to absorb probable and potential losses inherent in the loan portfolio. At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

Non-interest income is an important component of net income for the Company, representing 12.2% of the total revenues (comprised of net interest income and non-interest income) as of the 2015 year-end as compared with 15.1% as of the 2014 year-end. Non-interest income consists primarily of customer service fees and charges derived from deposit accounts, mortgage banking activities, the investment in bank owned life insurance (“BOLI”), wealth management services and gains from the sale of loans and available-for-sale securities.

The following table presents the components of non-interest income and related fluctuations for the years ended December 31, 2015 and 2014.

(Dollars in thousands)	Years Ended December 31,
	2015	Increase (Decrease) Amount	%	2014
Service charges on deposit accounts	$402	($49)	(10.9%)	$451
Other service charges and fees	589	(223)	(27.5%)	812
Earnings on cash value of life insurance	217	(6)	(2.7%)	223
Fees and commissions from securities brokerage	833	(1)	(0.1%)	834
Gain (loss) on sale of available-for-sale securities	(17)	(480)	(103.7%)	463
Loss on sale and valuation of other real estate owned	(260)	57	18.0%	(317)
Loss on sale of other assets	(52)	(50)	(2500.0%)	(2)
Gain on sale of mortgage loans	386	71	22.5%	315

	$2,098	($681)	(24.5%)	$2,779

Total non-interest income was 24.5% lower at December 31, 2015 as compared with December 31, 2014. Included in other services charges and fees for the year ended December 31, 2014 was a one-time entry for $229,000 relating to the restoration of a Union Bank loan that was previously charged off, which made up for a portion of the $681,000 decrease year over year. Net losses on available for sale securities, totaling $17,000, recorded during 2015 relating to calls of certain municipal bonds in the investment portfolio further added to the decrease in non-interest income year over year, considering a gain on sale of $463,000 was recorded during 2014. These items were partially offset by increased gains on the sale of mortgage loans in 2015, as well as lower losses from the sale and valuation of other real estate owned.

Non-Interest Expenses

The following table presents the components of non-interest expenses and the related changes for the years ended 2015 and 2014:

(Dollars in thousands)	Years Ended December 31,
	2015	Increase (Decrease) Amount	%	2014
Salaries and employee benefits	$10,000	$2,401	31.6%	$7,599
Occupancy expense	2,052	697	51.4%	1,355
Equipment expense	648	17	2.7%	631
Computer services	12	(239)	(95.2%)	251
Telecommunications and processing charges	1,242	60	5.1%	1,182
Postage and office supplies	349	(45)	(11.4%)	394
Loan prepayment penalty	238	238	100.0%	—
FDIC premium	338	(26)	(7.1%)	364
Bank shares tax expense	345	51	17.3%	294
Directors’ compensation	472	20	4.4%	452
Professional services	461	132	40.1%	329
Amortization of intangible assets	259	(27)	(9.4%)	286
Other expenses	1,395	80	6.1%	1,315

Total non-interest expenses	$17,811	$3,359	23.2%	$14,452

Non-interest expenses increased $3,359,000, or 23.2%, in comparing 2015 year-end with the 2014 year-end. While non-interest expenses, in general, increased because of the Bank’s growth, the majority of the increase year over year was directly attributable to Citizens merger related costs, restructuring and other efficiency initiatives implemented during 2015 which include:

•	the departure of the former CEO resulting in severance and vacation pay expense of $1,540,000;

•	the planned closure of one Bank branch and two offices resulting in the payment of lease termination fees of $180,000, accelerated leasehold improvement expense of $329,000, and a $98,000 expense associated with the restoration of one of the Bank’s branches to its original condition due to its closure;

•	payment in full of two outstanding FHLB loans totaling $5,000,000, in order to reduce the Bank’s cost of funds which caused the Bank to incur a prepayment fee of $238,000;

•	expenses totaling $448,000, relating to the Citizens merger.

Income Taxes

A tax benefit of $1,150,000 was recorded for the year ended December 31, 2015 as compared with a tax provision of $727,000 that was recorded for the year ended December 31, 2014. The tax benefit for 2015 reflects an effective tax rate of 60.4%. This compares with an effective rate of 21.1% for 2014. The Company’s effective tax rate has historically differed from the statutory rate of 34% due to tax-exempt interest income and non-taxable income from bank owned life insurance.

FINANCIAL CONDITION

Securities

The Company’s securities portfolio is comprised of state and municipal securities, U.S. government agency and mortgage-backed securities, corporate bonds and bank equity securities, which not only provide interest income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for public fund deposits. Policies are in place to address various aspects of managing the portfolio, including but not limited to, policies on concentrations, liquidity, credit quality, interest rate risk and regulatory guidelines. Adherence to these policies is monitored by the Bank’s Asset/Liability Committee (“ALCO”) which meets on a quarterly basis. Because of the changing nature of the banking environment and the potential need to reposition assets, all investment securities are characterized as available-for-sale and carried at fair value with net unrealized gains and losses, net of taxes, reported as a separate component of comprehensive income.

The following table illustrates the composition of the securities portfolio for the periods presented at amortized cost:

SECURITIES

(In thousands)	Amortized Cost as of December 31,
	2015	2014	2013
Available-for-sale securities:
U.S. Treasuries	$103	$—	$—
U.S. Government agencies securities	4,708	798	1,405
State and municipal	34,197	23,296	37,686
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	25,942	20,676	13,226
Collateralized mortgage obligations (CMOs)	1,741	2,364	3,387
Corporate debt obligations	7,989	489	1,852
Equity securities, financial services	471	471	512

	$75,151	$48,094	$58,068

The increase in the investment portfolio was attributable to the investments of Citizens, which totaled $18,285,000 as of the December 31, 2015 effective date of the merger. During 2015, the Bank did not sell any investment securities. A $17,000 loss was recorded but was related to adjustments associated with securities that were called during the year. This compares with 2014, where the Bank sold seventeen securities at a gain of $502,000; three securities were sold at a loss of $16,000; three securities were called resulting in a gain of $4,000; and one equity security was redeemed at a loss of $27,000, resulting in a net gain of $463,000.

Included in the carrying values of investment securities at December 31, 2015 is a net unrealized gain of $699,000, as compared to a net unrealized gain of $724,000 at December 31, 2014. At December 31, 2014, the unrealized gain on securities available-for-sale, net of tax, included in shareholders’ equity totaled $461,000, as compared with the unrealized gain, net of tax, for $477,000 that was recorded in shareholders’ equity at December 31, 2014. The net decrease in the 2015 carrying value of securities in the portfolio is reflective of the impact to investment security prices as a result of changes in interest rates on the long end of the Treasury yield curve.

The Bank conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary. If such declines were deemed to be other-than-temporary, the Bank would measure the total credit-related component of the unrealized loss and recognize that portion of the loss deemed to be other than temporary as a charge to current period earnings. The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases, and as interest rates fall, the market value of fixed rate securities increases. No securities are considered other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, the Bank’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value. The Bank holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of December 31, 2015.

The following table presents the maturities and average weighted yields of the securities portfolio at amortized cost as of December 31, 2015. Yields are based on amortized cost.

MATURITIES AND WEIGHTED AVERAGE YIELDS OF SECURITIES

Due In:	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years or No Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)
U.S. Treasuries	$—	—	$103	0.72%	$—	—	$—	—	$103	0.72%
U.S. Government agencies	101	3.48%	24	1.12%	1,225	2.99%	3,358	2.42%	4,708	2.59%
State and municipal	—	—	2,614	3.43%	13,777	3.11%	17,806	3.48%	34,197	3.33%
Mortgage-backed securities	—	—	109	3.69%	346	2.50%	25,487	2.52%	25,942	2.52%
CMOs	—	—	—	—	326	1.51%	1,415	2.11%	1,741	2.00%
Corporate debt	—	—	—	—	3,990	3.21%	3,999	4.00%	7,989	3.60%
Equity securities	—	—	—	—	—	—	471	2.79%	471	2.79%

	$101	3.48%	$2,850	2.80%	$19,664	2.18%	$52,536	2.02%	$75,151	2.31%

All securities are available-for-sale and accounted for at fair value but presented above at amortized cost.

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

Loans

The loan portfolio comprises the major component of the Company’s earning assets and is the highest yielding asset category within the balance sheet.

The following table presents the composition of the total loan portfolio at December 31:

(Dollars in thousands)	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total
Commercial	$46,076	11.24%	$37,301	10.88%	$37,253	11.52%	$23,423	9.85%	$17,458	8.75%
Commercial real estate	205,500	50.14%	199,782	58.29%	172,418	53.32%	145,205	61.05%	111,682	56.00%
Commercial land and land development	18,599	4.54%	11,441	3.34%	12,594	3.90%	12,623	5.31%	11,471	5.75%
Residential real estate	117,669	28.71%	73,453	21.43%	81,122	25.09%	41,487	17.44%	45,035	22.58%
Home equity lines of credit	17,437	4.26%	18,235	5.34%	17,531	5.42%	12,812	5.38%	11,234	5.63%
Consumer installment	4,564	1.11%	2,481	0.72%	2,419	0.75%	2,298	0.97%	2,569	1.29%

Total loans	409,845	100.00%	342,693	100.00%	323,337	100.00%	237,848	100.00%	199,449	100.00%
Allowance for loan losses	(4,365)		(3,792)		(3,663)		(3,736)		(3,423)

Total loans, net	$405,480		$338,901		$319,674		$234,112		$196,026

At December 31, 2015, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) amounted to $405,480,000, an increase of $66,579,000, or 19.65%, as compared with $338,901,000 as of December 31, 2014. The increase in the loan portfolio was attributable to the merger with Citizens, which had outstanding loans totaling $57,862,000 as of the effective date of the merger, and growth in the commercial real estate portfolio.

Loans receivable, net of the allowance for loan losses, represented 73.8% of total assets and 90.4% of total deposits as of December 31, 2015, as compared to 77.7% and 91.0%, respectively, at December 31, 2014. All of the Bank’s loans are to domestic borrowers.

The Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis. The Bank contracts with an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and loan turndown undergoes a review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not lowered its loan underwriting criteria, and management believes its standards continue to remain conservative.

Lending Activities

The Bank focuses its lending activities on making loans to small and medium sized businesses, entrepreneurs, professionals and consumers in our primary market area. Our lending activities consist of commercial loans, commercial real estate loans, commercial land and land development loans, residential real estate loans, home equity lines of credit, and consumer installment loans. Riverview Bank also makes residential real estate loans which are sold to Freddie Mac with servicing rights released.

Credit Policies and Administration

Riverview Bank has established a comprehensive lending policy, which includes rigorous underwriting standards for all types of loans. The lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, individual lending officer lending authorities are limited. All credit requests in excess of an individual lending officer’s authority, up to $750,000 are approved by dual signature of two of the following officers: Chief Executive Officer, President, Chief Lending Officer, Chief Credit Officer or President – Berks Region. Credit requests in excess of $750,000 are approved by the majority vote of a Loan Committee, consisting of the Chief Executive Officer, President, Chief Lending Officer, Chief Credit Officer and six members of the Bank’s Board of Directors. Credit requests in excess of $2,000,000 are approved by a majority vote of the entire Board of Directors. Management believes that the Bank employs experienced lending officers, requires appropriate collateral, carefully assesses the repayment ability of all borrowers, and adequately monitors both the financial condition of its borrowers and the concentration of loans in the portfolio.

As of December 31, 2015, Riverview Bank’s legal lending limit for loans to one borrower was $5,791,000. As part of its risk management strategy, the Bank may attempt to participate a portion of larger loans to other financial institutions. This strategy allows the Bank to maintain customer relationships while reducing credit exposure. However, this strategy may not always be available.

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

Riverview Bank also retains an outside, independent firm to review the loan portfolio. This firm performs a detailed annual review. We use the results of the firm’s report to validate our internal loan risk ratings, and we review their commentary on specific loans and on our loan administration activities in order to improve our operations.

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

Construction and site acquisition and development lending entails significant risks. These loans generally involve large loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. The value of the project is estimated prior to completion of construction, thus it is more difficult to accurately evaluate the total funds required to complete a project and related loan to value ratios. To mitigate risk, we generally limit construction loans to the lesser of 80% of cost or appraised value. Loan to value ratios for site acquisition and development loans is limited to 75%. A first lien position on the property is required. These loans are offered only to experienced builders and commercial entities or individuals who have demonstrated the ability to successfully and profitably complete these types of projects. Loans for multifamily and commercial buildings are typically made with the intent that upon completion of construction, the loan will convert to a permanent loan with the Bank. Loans for site acquisition and development are structured so that all funds advanced for the project are repaid upon the sale of not more than 75% of the total available lots in the development. A complete analysis of the borrower and the project is performed, including a review of costs to construct, cash flow available to support the required interest payments during construction, the feasibility of the project based on market conditions, the borrower’s liquidity and ability to absorb any cost overruns, and, in the case of multifamily and commercial buildings, an assessment of the borrower’s ability to repay the loan on an amortizing basis upon completion of construction. Advances for construction are made based on work completed in accordance with budget and subject to inspection by the Bank.

Residential Real Estate Loans

The Bank offers fixed and adjustable rate residential real estate secured loans to homeowners in our primary market area. These loans are made for the purchase or refinance of a borrower’s primary or secondary residence. These loans also include home equity installment loans granted for a variety of purposes. Our customer base is geographically diverse, reducing our potential risk. The loans are secured with a security interest in the borrower’s primary or secondary residence, with loan to value generally limited to 80%. Our underwriting includes an analysis of the borrower’s debt to income ratio which generally may not exceed 40%, collateral value, length and stability of employment and prior credit history. We do not originate nor do we have any subprime residential real estate loans.

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

Consumer Installment Loans

The Bank offers various types of secured and unsecured consumer purpose installment loans. Consumer purpose non-real estate secured lines of credit also fall into this category. Our underwriting includes an analysis of the borrower’s debt to income ratio, which generally may not exceed 40% (35% for unsecured loans), collateral value if any, length and stability of employment and prior credit history. These consumer loans may present greater credit risk than residential real estate loans because some are unsecured or secured by rapidly depreciating assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower’s continuing financial stability. If a borrower suffers personal financial difficulty, the loan may not be repaid. Also various federal and state laws, including bankruptcy laws, may limit the amount that can be recovered on such loans.

In summary, the Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis. The Bank contracts with an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and every loan turndown undergoes a review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not lowered its loan underwriting criteria and management believes its underwriting standards continue to remain conservative.

Other than as described herein, management does not believe there are any trends, events, or uncertainties that are reasonably expected to have a materially adverse impact on future results of operations, liquidity, or capital resources.

The following table summarizes the loan maturities and interest sensitivity for a segment of the loan portfolio.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

COMMERCIAL AND CONSTRUCTION LOANS

December 31, 2015

(In thousands)	Due Within 1 Year	Due 1 - 5 Years	Due Over 5 Years	Total
Commercial, financial, agricultural	$16,633	$17,423	$12,020	$46,076
Real estate, construction	21,750	4,089	2,188	28,027

Total	$38,383	$21,512	$14,208	$74,103

By interest rate structure:
Fixed rate	$14,459	$13,178	$12,723	$40,360
Variable rate	23,924	8,334	1,485	33,743

Total	$38,383	$21,512	$14,208	$74,103

Credit Risk and Loan Quality

One of the Bank’s key objectives has been, and continues to be, to maintain a high level of asset quality. The Bank strives to proactively monitor credit risk and exposure to ensure and protect the quality of its loan portfolio. Credit policy requires that underwriting, loan documentation and credit analysis standards be met prior to the approval and funding of any loan. These practices have contributed to the strength and credit quality of the Bank’s loan portfolio and have protected the portfolio during economic periods of uncertainty.

The following table presents information about the Bank’s nonperforming loans and nonperforming assets for the periods presented.

RISK ELEMENTS AND ASSET QUALITY RATIO

(Dollars in thousands)	December 31,
	2015	2014	2013	2012	2011
Non-accruing loans	$3,182	$4,245	$7,013	$3,863	$4,709
Accruing loans past due 90 days or more	89	643	1,145	231	1,073

Total nonperforming loans	3,271	4,888	8,158	4,094	5,782
Foreclosed real estate	885	1,022	1,127	1,909	1,298

Total nonperforming assets	$4,156	$5,910	$9,285	$6,003	$7,080

Restructured loans performing in accordance with modified terms	$372	$660	$1,148	$1,377	$4,262

Non-accrual loans:
Interest income that would have been recorded on non-accruing loans	$159	$342	$241	$236	$216
Interest income for non-accruing loans included in net income for the period	$41	$10	$27	$10	$53
Ratios:
Nonperforming loans to total loans	0.80%	1.43%	2.52%	1.72%	2.90%
Nonperforming assets to total assets	0.76%	1.36%	2.14%	1.88%	2.46%
Allowance for loan losses to nonperforming loans	133.45%	77.58%	44.90%	91.26%	59.20%
Commitments to lend additional funds to nonperforming loan customers	$—	$—	$—	$—	$—

Non-performing assets include accruing loans past due 90 days or more, non-accruing loans and foreclosed real estate. The non-performing assets to total assets ratio presented in the table for the 2015 year-end reflects improvement in the credit quality of the loan portfolio since the 2014 year-end. During 2015, the Bank experienced a decrease in non-performing assets primarily due to return to accrual status of a $1,099,000 loan relationship.

The Bank had $885,000 in real estate acquired through foreclosure as of December 31, 2015 as compared with $1,022,000 as of December 31, 2014. All of the foreclosed real estate as of the 2015 year-end was acquired during 2015 and consists of four single family homes located in communities serviced by the Bank totaling $144,000, three mixed-use properties totaling $271,000, one commercial property totaling $206,000, and three tracts of vacant land totaling $264,000. All of the foreclosed real estate held as of December 31, 2014 was sold during 2015 and consisted of five single family homes totaling $270,000, one residential development loan totaling $707,000, and one 1-4 family investment property totaling $45,000.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or having similar economic characteristics, exceed 10% of loans outstanding in any one category.

The following table presents loan concentrations as of December 31, 2015 and December 31, 2014.

(Dollars in thousands)	December 31, 2015	December 31, 2014
Loans to Lessors of:
Residential buildings and dwellings	$50,773	$51,248
Nonresidential buildings	68,535	56,626

Although the loans listed above were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market. The performance and loss ratios of these portfolios continues to be acceptable. The level of delinquent loans in these portfolios was significantly lower at December 31, 2015 compared to December 31, 2014.

Demand for office space and residential apartment space was solid in 2015 in the Bank’s market area. Absorption rates of available space continue to be positive, and occupancy and rental rates display a generally increasing trend. As such, management does not believe that this concentration is an adverse condition to the Bank at this time.

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

The allowance consists of specific, general and unallocated components. The specific component relates to non-homogeneous loans that are classified as substandard or doubtful and deemed to be impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers homogeneous and non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill, Berks and Somerset County regions;

•	other potential exposure in the acquired Union Bank portfolio;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes appropriate at the time.

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

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $1,472,000 was made to the allowance for loan losses for the twelve months ended December 31, 2015 as compared with the $526,000 provision made for the twelve months ended December 31, 2014. Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

The following table sets forth information as to the analysis of the allowance for loan losses and the allocation of the loan losses as of the dates indicated:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	December 31,
	2015	2014	2013	2012	2011
Allowance, beginning of year	$3,792	$3,663	$3,736	$3,423	$2,973
Provision for loan losses	1,472	526	640	1,140	946
Loans charged off:
Commercial, financial, agricultural	650	90	—	268	398
Real estate mortgage	247	423	768	622	114
Consumer installment	35	11	4	30	2

Total charged-off	932	524	772	920	514

Loan recoveries:
Commercial, financial, agricultural	8	119	30	91	18
Real estate mortgage	19	3	27	2	—
Consumer installment	6	5	2	—	—

Total recoveries	33	127	59	93	18

Net loans charged off	899	397	713	827	496

Allowance, end of year	$4,365	$3,792	$3,663	$3,736	$3,423

Net charge-offs to average loans	0.26%	0.12%	0.28%	0.38%	0.27%
Allowance for loan losses to total loans	1.07%	1.11%	1.13%	1.57%	1.72%

The decrease in the allowance for loan losses as a percentage of total loans as of December 31, 2015 as compared with December 31, 2014 was due primarily to the December 31, 2015 merger of Citizens with and into Riverview Bank, which added $57,862,000 to total loans. The loans attributable to Citizens are recorded at their acquisition date fair values. The carryover of the allowance for loan losses for Citizens’ loans is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Exclusive of these loans, the allowance for loan losses to total loans as percentage of total loans increased from 1.11% at December 31 2014 to 1.24% as of December 31, 2015. Management continues to be attentive to potential deterioration in credit quality due to economic pressures and economic conditions in markets served by the Bank. Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that, going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

The following table details the allocation of the allowance for loan losses to the various loan categories as of the periods presented. The allocation is made for analytical purposes and is not necessarily indicative of the loan categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
	Amount	% Gross Loans to Total Loans	Amount	% Gross Loans to Total Loans	Amount	% Gross Loans to Total Loans	Amount	% Gross Loans to Total Loans	Amount	% Gross Loans to Total Loans
Commercial, financial and agricultural	$1,298	11.2%	$330	10.9%	$424	11.5%	$545	9.8%	$693	8.7%
Real estate loans:
Construction	202	4.6%	115	3.3%	144	3.9%	143	5.3%	147	8.9%
Mortgage	613	33.0%	805	26.8%	670	30.5%	654	22.8%	1,108	47.7%
Commercial	2,227	50.1%	2,462	58.3%	2,079	53.3%	2,071	61.1%	1,118	33.8%
Consumer installment loans	25	1.1%	15	0.7%	30	0.8%	26	1.0%	24	0.9%
Unallocated	0	n/a	65	n/a	316	n/a	297	n/a	333	n/a

Total	$4,365	100.0%	$3,792	100.0%	$3,663	100.0%	$3,736	100.0%	$3,423	100.0%

Real estate loans continue to represent the largest segment of loans for the Bank. Loan growth in 2015 was centered in commercial real estate loans. However the allocated portion of the allowance for loan losses for this loan category as compared to the prior year decreased due to improved credit quality. The unallocated allowance for loan losses decreased compared to the prior year. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill, Berks and Somerset County regions;

•	other potential exposure in the acquired Union Bank and Citizens portfolios;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes appropriate at the time.

Management believes the allowance for loan losses at December 31, 2015 is adequate in relation to the estimate of known inherent losses in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed. For additional information relating to impaired loans and loan classifications, refer to Note 5 – Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses - in the year-end audited consolidated financial statements and supplementary data herein incorporated in Part II, Item 8.

Deposits

The Bank generates and services deposits through its traditional branch banking delivery system. Deposits are the Bank’s major source of funds available for lending and other investment purposes. Total deposits at December 31, 2015, were $448,342,000, an increase of $76,080,000, or 20.4%, over total deposits of $372,262,000 as of December 31, 2014 due to the merger with Citizens. Noninterest bearing deposits increased $16,486,000, or 30.7%, at December 31, 2015 and interest-bearing deposits decreased $59,594,000, or 18.7%, since the 2014 year-end.

The following table sets forth the average balance of the Bank’s deposits and the average rates paid on those deposits for the years ended December 31, 2015, 2014 and 2013. All deposits are domestic deposits.

AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$56,714	0.00%	$51,520	0.00%	$28,104	0.00%
Interest-bearing demand	134,514	0.35%	129,803	0.39%	113,715	0.49%
Savings	89,340	0.24%	88,402	0.27%	60,071	0.46%
Time	95,445	1.04%	106,165	1.05%	93,297	1.42%

Total deposits	$376,013		$375,890		$295,187

The following table presents the remaining maturities and amounts of time certificates issued in denominations of $100,000 or more at December 31, 2015.

DEPOSIT MATURITIES

(In thousands)	Time Certificates
Three months or less	$6,313
Over three months but within six months	6,260
Over six months but within twelve months	9,115
Over twelve months	35,879

Total	$57,567

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). As of December 31, 2015, short-term borrowings totaled $42,575,000, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. This level of short-term borrowings compared with $12,500,000 in outstanding short-term borrowings at December 31, 2014, all of which were borrowed under the Bank’s FHLB Open Repo Plus line. Part of the increase was due to short-term borrowings of $8,575,000 acquired as part of the merger with Citizens with the excess of $21,500,000 representing additional borrowings that the Bank utilized during 2015 to take advantage of low interest rates.

Long-term borrowings totaled $9,350,000 at December 31, 2015 as compared with $7,000,000 outstanding at December 31, 2014, and are summarized as follows:

•	During the second quarter of 2015, the Bank prepaid the balance of the $5,000,000 in long-term borrowings from the FHLB that was then outstanding, which carried an interest rate of 2.90%. During the third quarter of 2015, the Bank borrowed $5,000,000 from the FHLB at a fixed rate of 0.85% with a two year final maturity. At December 31, 2015 and December 31, 2014, there was $5,000,000 in outstanding borrowings from the FHLB;

•	During 2014, the Company borrowed $2,000,000 under a secured term loan agreement with ACNB Bank. This borrowing was outstanding at December 31, 2015 and December 31, 2014; and

•	The Company has a $5,000,000 secured guidance line of credit with ACNB Bank, Gettysburg, Pennsylvania. As of December 31, 2015, there was $2,350,000 outstanding as a result of borrowing under this line of credit during the second half of 2015. There were no outstanding borrowings drawn under this line at December 31, 2014.

Additional information relating to borrowings can be found in Note 9 – Borrowings – in the year-end audited consolidated financial statements and supplementary data contained in Part II, Item 8.

Shareholders’ Equity and Capital Requirements/Ratios

At December 31, 2015, shareholders’ equity for the Company totaled $42,303,000, an increase of $4,095,000 as compared with $38,208,000 at December 31, 2014. The increase was due to:

•	The issuance of 492,178 shares of common stock in connection with the Citizens’ merger resulting in additional capital of $6,497,000;

•	A decrease in retained earnings due to a net loss of $754,000 recorded at December 31, 2015;

•	The payment of dividends of $1,491,000;

•	An increase in surplus of $32,000 to reflect the compensation cost associated with option grants, $8,000 representing the proceeds from the exercise of 750 options and $46,000 proceeds of 3,776 shares issued under the Company’s Employee Stock Purchase Plan; and

•	A decrease in the other comprehensive income, which net of tax, decreased equity by $243,000

The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement. Accordingly, the Company is exempt from the regulatory capital requirements administered by the federal banking agencies. However, the Bank is subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board. On January 1, 2015, the Basel III capital rules became effective for the Bank. The table that follows provides a comparison of the Bank’s capital ratios at December 31, 2015 and 2014, including the impact of the Citizens’ merger at December 31, 2015:

CAPITAL RATIOS

(Dollars in thousands)	December 31,
	2015	2014	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital	$38,710	$34,096
Tier II, allowable portion of:
Allowance for loan losses	4,418	3,803

Total risk-based capital	$43,128	$37,899

Tier I leverage capital (to average assets)	7.16%	8.0%	4.0%	5.0%
Tier I risk-based capital (to risk- weighted assets)	9.59%	10.3%	6.0%	8.0%
Total risk-based capital (to risk-weighted assets)	10.68%	11.5%	8.0%	10.0%
Common equity tier 1 risk based capital (to risk-weighted assets)	9.59%	n/a	4.5%	6.5%

The ratios presented do not reflect additional future Basel III requirements, including a 2.5% capital conservation buffer that will apply to minimum regulatory capital ratios beginning 2016 through 2019.

At December 31, 2015 and 2014, the Bank’s capital ratios exceed both the regulatory minimums and the requirements necessary for designation as a “well-capitalized” institution under the Basel III rules. Additional information relating to regulatory capital ratios can be found in Note 14 – “Regulatory Matters and Shareholders’ Equity” – in the year-end audited consolidated financial statements and supplementary data contained in Part II, Item 8.

The maintenance of a solid capital foundation continues to be a primary goal for the Company. One objective of the capital planning process is to effectively balance the retention of capital to support future growth, while at the same time, provide shareholders with an attractive long-term return on their investment. Management proactively monitors capital levels to ensure that they remain well in line with regulatory requirements, and that the Company is positioned to enact appropriate measures to ensure the strength of the Company’s capital position. Management believes that the Company’s capital position is adequate to support current operations and growth.

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

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments. At December 31, 2015, the Bank had unfunded outstanding commitments to extend credit of $46,081,000 and outstanding letters of credit of $3,316,000. Because these commitments have fixed expiration dates, and many will expire without being drawn upon, the total commitment level does not necessarily present significant liquidity risk to the Bank. Refer to Note 12 – “Financial Instruments with Off Balance Sheet Risk” – in the year-end audited consolidated financial statements and supplementary data contained in Part II, Item 8.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Liquidity

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers in order to fund loans, to respond to deposit outflows and to cover operating expenses. The Company maintains a level of liquid funds through asset/liability management and seeks to ensure that these needs are met at a reasonable cost. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Sources of liquidity are provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investment securities. Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth, sale of assets, borrowings under lines of credit with correspondent banks or raising additional capital.

Liquidity from the asset category is provided through cash, amounts due from banks including time deposits with banks, interest-bearing deposits with banks and federal funds sold, which totaled $22,688,000 at December 31, 2015 as compared to $15,572,000 at December 31, 2014. The increase in liquid assets year over year was attributable to the merger with Citizens, which had cash and other deposits with banks of $6,190,000 at December 31, 2015. Liquidity sources generated from assets also include scheduled and unscheduled payments of principal and interest from securities and loans in the Bank’s portfolios. Longer-term liquidity needs may be met by selling securities available-for-sale, selling loans, borrowing under established lines of credit or raising additional capital. At December 31, 2015, unpledged available-for-sale securities with a carrying value of $22,811,000 were readily available for liquidity purposes, as compared with $1,050,000 at December 31, 2014. The increase of $4,294,000 in unpledged available-for-sale securities was attributable to the additional investment securities acquired from the merger with Citizens.

On the liability side, the primary source of funds available to meet liquidity needs, are deposits. The Bank’s core deposits, which exclude certificates of deposit $250,000 and over, were $440,776,000 at December 31, 2015 as compared to $365,103,000 at December 31, 2014. The increase in core deposits was attributable to deposits acquired from the merger with Citizens in addition to organic growth of $3,614,000, or 1%. In general, core deposits have historically provided a source of relatively stable and low cost liquidity. Short-term and long-term borrowings utilizing the federal funds line and credit facilities established with correspondent financial institutions and the FHLB are also considered to be reliable sources for funding. As of December 31, 2015, the Company had access to three formal borrowing lines with correspondent banks totaling $197,881,000, less $51,925,000 in borrowings drawn on these facilities.

There are a number of factors that may impact the Company’s liquidity position. Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows. Management is of the opinion that its liquidity position at December 31, 2015 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in, the Company’s inability to meet anticipated or unexpected needs.

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

Return on Assets and Equity

The following table presents ratios as of the dates indicated:

	December 31,
	2015	2014	2013
Return on average assets	(0.17%)	0.63%	0.43%
Return on average equity	(2.01%)	7.15%	4.89%
Dividend payout ratio	(196.43%)	54.69%	76.42%
Average equity to average assets ratio	8.36%	8.77%	8.75%

The decrease in the return on average assets and equity ratios was due to decreased earnings year over year. The dividend payout ratio was lower for the 2015 year-end as compared with 2014 because of the net loss incurred in 2015.

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

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Riverview Financial Corporation

Harrisburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Riverview Financial Corporation and its wholly-owned subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. Riverview Financial Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Financial Corporation and its wholly-owned subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

March 30, 2016

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
	(In thousands, except share data)
Assets
Cash and due from banks	$14,679	$8,477
Interest-bearing deposits	7,018	6,103

Cash and Cash Equivalents	21,697	14,580
Interest-bearing time deposits with banks	991	992
Investment securities available-for-sale	75,850	48,818
Mortgage loans held for sale	1,094	216
Loans, net of allowance for loan losses of $4,365 and $3,792	405,480	338,901
Premises and equipment	12,373	11,440
Accrued interest receivable	1,594	1,237
Restricted investments in bank stocks	2,315	1,002
Cash value of life insurance	11,764	8,587
Foreclosed assets	885	1,022
Goodwill	4,757	2,297
Intangible assets	1,501	1,381
Deferred tax assets	7,444	4,092
Other assets	1,704	1,581

Total Assets	$549,449	$436,146

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$70,106	$53,620
Demand, interest-bearing	131,564	132,860
Savings and money market	110,526	83,748
Time	136,146	102,034

Total Deposits	448,342	372,262
Capital lease payable	—	1,655
Short-term borrowings	42,575	12,500
Long-term borrowings	9,350	7,000
Accrued interest payable	236	154
Other liabilities	6,643	4,367

Total Liabilities	507,146	397,938

Shareholders’ Equity
Preferred stock, no par value; authorized 3,000,000 shares	—	—
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 2015 – 3,205,544 shares; 2014 – 2,708,840 shares	22,077	22,077
Surplus	6,784	201
Retained earnings	13,550	15,795
Accumulated other comprehensive income (loss)	(108)	135

Total Shareholders’ Equity	42,303	38,208

Total Liabilities and Shareholders’ Equity	$549,449	$436,146

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

Consolidated Statements of Income

Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$15,626	$15,864
Investment securities - taxable	959	1,178
Investment securities - tax exempt	476	632
Federal funds sold	—	1
Interest-bearing deposits	37	39
Dividends	112	57

Total Interest Income	17,210	17,771

Interest Expense
Deposits	1,679	1,853
Short-term borrowings	81	21
Long-term debt	169	250

Total Interest Expense	1,929	2,124

Net Interest Income	15,281	15,647
Provision for Loan Losses	1,472	526

Net Interest Income after Provision for Loan Losses	13,809	15,121

Noninterest Income
Service charges on deposit accounts	402	451
Other service charges and fees	589	812
Earnings on cash value of life insurance	217	223
Fees and commissions from securities brokerage	833	834
Gain (loss) on sale of available-for-sale securities	(17)	463
Loss on sale and valuation of other real estate owned	(260)	(317)
Loss on sale of other assets	(52)	(2)
Gain on sale of mortgage loans	386	315

Total Noninterest Income	2,098	2,779

Noninterest Expenses
Salaries and employee benefits	10,000	7,599
Occupancy expenses	2,052	1,355
Equipment expenses	648	631
Computer services	12	251
Telecommunication and processing charges	1,242	1,182
Postage and office supplies	349	394
Loan prepayment penalty	238	—
FDIC premium	338	364
Bank shares tax expense	345	294
Directors’ compensation	472	452
Professional services	461	329
Amortization of intangible assets	259	286
Other expenses	1,395	1,315

Total Noninterest Expenses	17,811	14,452

Income (Loss) before Income Taxes	(1,904)	3,448
Applicable Federal Income Taxes (benefit)/expense	(1,150)	727

Net Income (Loss)	($754)	$2,721

Basic Earnings Per Share	($0.28)	$1.01

Diluted Earnings Per Share	($0.28)	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands)
Net income (loss)	($754)	$2,721
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax of $14 and ($684)	(27)	1,328
Reclassification adjustment for (gains) losses included in net income, net of tax of ($6) and $158	11	(307)

Net change in unrealized gains (losses)	(16)	1,021
Defined benefit pension plan:
Change in benefit obligation and plan assets, net of tax of $117 and $181	(227)	(351)

Total other comprehensive income (loss), net of tax	(243)	670

Total comprehensive income (loss)	($997)	$3,391

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2015 and 2014

(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance - January 1, 2014	$22,077	$124	$14,562	($535)	$36,228
Net income	—	—	2,721	—	2,721
Total other comprehensive income, net of tax	—	—	—	670	670
Compensation cost of option grants	—	24	—	—	24
Proceeds from exercise of 5,000 options	—	53	—	—	53
Cash dividends, $0.55 per share	—	—	(1,488)	—	(1,488)

Balance – December 31, 2014	$22,077	$201	$15,795	$135	$38,208

Net income (loss)	—	—	($754)	—	($754)
Total other comprehensive income (loss), net of tax	—	—	—	(243)	(243)
Compensation cost of option grants	—	32	—	—	32
Issuance of 492,178 shares of common stock in exchange for Citizens’ common stock	—	6,497	—	—	6,497
Issuance of 3,775 shares of common stock to ESPP	—	46	—	—	46
Proceeds from exercise of 750 options	—	8	—	—	8
Cash dividends, $0.55 per share	—	—	(1,491)	—	(1,491)

Balance - December 31, 2015	$22,077	$6,784	$13,550	($108)	$42,303

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	($754)	$2,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,038	699
Provision for loan losses	1,472	526
Stock option compensation expense	32	24
Net amortization of premiums on securities available-for-sale	419	399
Net realized loss on sale of foreclosed real estate and other assets	312	319
Net realized (gain) loss on sale of securities available-for-sale	17	(463)
Amortization of purchase adjustment on loans	(276)	(843)
Amortization of intangible assets	259	286
Deferred income taxes	(1,164)	(23)
Proceeds from sale of mortgage loans	21,699	17,518
Net gain on sale of mortgage loans	(386)	(315)
Mortgage loans originated for sale	(22,191)	(17,174)
Earnings on cash value of life insurance	(217)	(223)
(Increase) decrease in accrued interest receivable and other assets	(154)	159
Increase (decrease) in accrued interest payable and other liabilities	1,520	(169)

Net Cash Provided by Operating Activities	1,626	3,441

Cash Flows from Investing Activities
Net maturities (purchases) of interest-bearing time deposits	1	252
Securities available-for-sale:
Proceeds from maturities, calls and principal repayments	7,596	10,906
Proceeds from sales	—	10,179
Purchases	(16,805)	(11,046)
Net (increase) decrease in restricted investments in bank stock	(872)	28
Net increase in loans	(11,084)	(19,317)
Net cash acquired in business combination	4,585	—
Purchases of premises and equipment	(1,496)	(2,076)
Proceeds from sale of foreclosed assets	1,135	195

Net Cash Used in Investing Activities	(16,940)	(10,879)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,673	(10,053)
Increase in short-term borrowings	21,500	12,500
Proceeds from long-term borrowings	7,350	2,000
Repayment of long-term borrowings	(5,000)	(5,000)
Payment on capital lease	(1,655)	(56)
Proceeds from issuance of common stock	46	—
Proceeds from exercise of options	8	53
Dividends paid	(1,491)	(1,488)

Net Cash Provided by (Used in) Financing Activities	22,431	(2,044)

Net Increase (Decrease) in Cash and Cash Equivalents	7,117	(9,482)
Cash and Cash Equivalents - Beginning	14,580	24,062

Cash and Cash Equivalents - Ending	$21,697	$14,580

Supplemental Disclosures of Cash Flows Information
Cash payments for:
Interest paid	$1,847	$2,167

Income taxes paid	$275	$710

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed assets	$1,171	$407

Premises and equipment acquired through capital lease	$—	$1,711

The accompanying notes are an integral part of these consolidated financial statement

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

Effective November 1, 2013, Riverview and Union Bancorp, Inc. consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (the “consolidation”). Effective December 31, 2015, The Citizens National Bank of Meyersdale (“Citizens”) merged with and into Riverview Bank, with Riverview Bank surviving.

The Company’s financial results reflect the consolidation of Riverview and Union with and into Riverview Bank. The combined financial information reflects the impact of the consolidation of Riverview’s and Union’s combined financial condition under the purchase method of accounting with the Company treated as the acquirer from an accounting standpoint. Under this method, the Company was formed and treated as a recapitalization of Riverview, with Riverview’s assets and liabilities recorded at their historical values, and Union’s assets and liabilities recorded at their fair values as of the effective date of the consolidation.

The combined financial information also reflects the impact of the merger of Citizens with and into Riverview Bank under the purchase method of accounting with the Company treated as the acquirer from an accounting standpoint. The balance sheet includes the former Union and Citizens’ assets and liabilities, whereas the income statement for the year ended December 31, 2015 does not include Citizens’ results of operations since the transaction was consummated on December 31, 2015.

The Bank is a Pennsylvania state chartered bank. The Company and the Bank are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Company and the Bank for adherence to laws and regulations.

The accounting and reporting policies followed by the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following paragraphs briefly describe the more significant accounting policies.

Principles of Consolidation and Basis of Accounting

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank and its operating divisions, Marysville Bank, Halifax Bank, Citizens Neighborhood Bank and Riverview Financial Wealth Management. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the accrual basis of accounting.

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

December 31, 2015 and 2014

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents consist of cash on hand, amounts due from banks, federal funds sold and interest-bearing deposits with the Federal Home Loan Bank and other banks. Generally, federal funds are purchased and sold for one day periods.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classifications as of each balance sheet date. At December 31, 2015 and 2014, all of the Company’s investment securities were classified as available-for-sale.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Mortgage Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The Bank entered into an agreement with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in 2009 to sell loans with servicing released. This was in addition to the agreement that the Bank entered into in 2008 to sell loans with servicing released under the Federal Home Loan Bank of Pittsburgh’s (“FHLB”) Mortgage Partnership Finance program (“MPF”). Premiums and discounts and origination fees and costs on loans held for sale are deferred and recognized as a component of the gain or loss on sale. Residential loan sales under the Freddie Mac and MPF programs have been made without recourse. Both programs require details of the residential loan in advance of the sale and both have the ability to perform post-closing quality control reviews. If the results of these reviews discover any documentation errors, Freddie Mac and MPF can require the Bank to repurchase the loan.

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

As a result of the consolidation with Union, the Bank continues to maintain the fixed rate mortgages that Union sold to the Federal Home Loan Bank of Pittsburgh (“FHLB”), while retaining servicing rights. The Bank receives servicing fees of approximately 0.25% of the outstanding loan balances. As of December 31, 2015 and 2014, loans serviced for the benefit of others totaled $5,143,000 and $6,602,000, respectively. No loans were sold to the FHLB for the years ended December 31, 2015 and 2014. Servicing assets are not material.

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

December 31, 2015 and 2014

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as substandard or doubtful and deemed to be impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill, Berks and Somerset County regions;

•	other potential exposure in the acquired Union Bank and Citizens portfolios;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes are appropriate at the time.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Accrued Interest

Accrued interest is interest that has accumulated over a period of time and has been recognized even though the obligation to receive or pay has not occurred. Accrued interest can either be income, such as the receipt of interest from loans or securities, or it can be an expense, such as the payment of interest on deposits and borrowings.

Restricted Investments in Bank Stocks

Restricted bank stock represents required investments in the common stock of correspondent banks consisting of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Community Bankers Bank at December 31, 2015 and 2014. Federal Reserve Bank stock was also obtained as a result of the Citizens’ merger and is included at December 31, 2015. Since these stocks are not actively traded and therefore have no readily determinable market value, they are carried at cost.

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

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2015 and 2014.

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

Foreclosed Assets

Real estate and other foreclosed assets acquired in settlement of loans are recorded at fair value less costs to sell at the date of acquisition, establishing a new cost basis. Subsequent to acquisition, foreclosed assets are carried at the lower of cost or estimated fair value of the property less selling costs. Any write-down, at or prior to the dates the assets are foreclosed, is charged to the allowance for loan losses. Subsequent write-downs and any gains or losses resulting from the sale of foreclosed assets are recorded in other income. Expenses incurred in connection with holding such assets are reported in other expenses. The carrying amount of residential real estate foreclosed and held at December 31, 2015 was $143,983. The recorded investment in consumer mortgage loans where foreclosure was in process at December 31, 2015 was $442,366.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired. Under generally accepted accounting principles, business acquisition goodwill is not amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the 2015 or 2014 year ends.

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

Federal Income Taxes

The provision for income taxes is based on income as reported in the financial statements. Certain items of income and expense are recognized in different periods for financial reporting purposes than for federal income tax purposes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax basis of the various balance sheet assets and liabilities given current recognition to changes in tax rates and laws. Deferred tax assets must be reduced by a valuation allowance if it is more likely than not that some portion of the asset will not be realized based on projections of future taxable income and management judgment. This evaluation may change if material changes in business, tax legislation or other factors warrant such a change. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for applicable income taxes.

Advertising

Advertising costs are expensed as incurred and totaled $129,000 and $98,000 for the years ending December 31, 2015 and 2014, respectively.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents. The Company’s common stock equivalents consist of outstanding common stock options, which amounted to 344,250 and 322,200 options as of the 2015 and 2014 year-ends. At December 31, 2015 and 2014 there was intrinsic value associated with the outstanding options because the exercise prices for the options were higher than the trading price of the stock.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The following table presents the amounts used in computing earnings per share for the years ended December 31, 2015 and 2014.

	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2015:
Basic EPS	($754)	2,710,558	($0.28)
Dilutive effect of potential common stock options		8,510

Diluted EPS	($754)	2,719,068	($0.28)

2014:
Basic EPS	$2,721	2,705,675	$1.01
Dilutive effect of potential common stock options	—	10,199	—

Diluted EPS	$2,721	2,715,874	$1.00

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

The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income at December 31:

	2015
(In thousands)	Unrealized Gains and Losses on Available-for- Sale	Defined Benefit Pension Items	Total
Beginning balance	$477	($342)	$135

Other comprehensive income (loss) before reclassifications	(41)	(344)	(385)
Amounts reclassified from accumulated other comprehensive income(1)	17	—	17
Tax effect of current period changes(2)	8	117	125

Net current-period other comprehensive income (loss)	(16)	(227)	(243)

Ending balance	$461	($569)	($108)

(1)	Included in gain (loss) on sale of available for sale securities on the Consolidated Statements of Income.
(2)	$(6,000) included in tax expense (benefit) on the Consolidated Statements of Income, and the remainder is included in Accumulated Other Comprehensive Income.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

	2014
	Unrealized Gains and Losses on Available-for- Sale	Defined Benefit Pension Items	Total
Beginning balance	($544)	$9	($535)

Other comprehensive income (loss) before reclassifications	2,010	(532)	1,478
Amounts reclassified from accumulated other comprehensive loss(1)	(463)	—	(463)
Tax effect of current period changes(2)	(526)	181	(345)

Net current-period other comprehensive income (loss)	1,021	(351)	670

Ending balance	$477	($342)	$135

(1)	Included in gain (loss) on sale of available for sale securities on the Consolidated Statements of Income.
(2)	$158,000 included in tax expense (benefit) on the Consolidated Statements of Income, and the remainder is included in Accumulated Other Comprehensive Income.

Reclassifications

For purposes of comparability, certain prior period amounts may have been reclassified to conform with the 2015 presentation. Such reclassifications had no impact on net income.

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

In August 2014, the FASB issued ASC Update 2014-15, “Presentation of Financial Statements – Going Concern”. ASC Update 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The standards update describes how an entity’s management should assess whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASC Update 2014-15 is effective for public business entities’ annual reporting periods ending after December 15, 2016, with earlier adoption permitted. The adoption of ASC Update 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The amendments in this ASU eliminate from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit -Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient”. The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment- related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-12 to have a material impact on its consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company is currently assessing the impact that ASU 2015-14 (or ASU 2014-09) will have on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

2016-01, among other things: (1) Requires equity investments (expect those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

Note 2 – Business Combination

Riverview and Citizens entered into an Agreement and Plan of Merger, dated October 30, 2014, pursuant to which Citizens merged with and into Riverview Bank, with Riverview Bank surviving, effective December 31, 2015.

In the Merger, each share of Citizens common stock that was outstanding was converted into either (1) $38.46 in cash or 2.9586 shares of Riverview common stock, at the election of each Citizens shareholder, subject to proration in order to ensure that no more than 20% of the outstanding Citizens shares are converted into cash consideration. In accordance with the Merger Agreement, the Company issued a total of 492,178 shares. The shareholders of Citizens did not recognize gain or loss for federal income tax purposes on the shares that were exchanged for the Company’s common stock in the Merger.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

(In thousands)	Acquired on December 31, 2015
Assets:
Cash and cash equivalents	$6,190
Investment securities	18,285
Net loans	57,862
Bank premises and equipment	527
Other assets (including goodwill of $2,460)	8,738

Total assets	$91,602

Liabilities:
Noninterest-bearing deposits	$9,765
Interest-bearing deposits	64,641
FHLB borrowings	8,575
Other liabilities	519

Total liabilities	83,500

Net assets acquired	$8,102

The excess of purchase price over the fair value of net assets acquired is recorded as goodwill.

The following table provides the calculation of the goodwill (dollars in thousands, except per share data):

Purchase Price:
Purchase Price Consideration in Common Stock
Citizens outstanding to be exchanged	166,400	shares
Exchange ratio	2.9586

Riverview common stock issued	492,178	shares
Fair market value of Riverview common share	$13.20
Purchase price assigned to shares exchanged for stock			$6,497
Citizens common shares converted to cash	41,600	shares
Per share value assigned to Citizens shares converted to cash consideration	$38.46

Purchase price assigned to each Citizens common share exchanged for cash			1,605

Total Purchase Price			$8,102
Net Assets Acquired:
Citizens common shareholders’ equity	$6,297
Increase (decrease) to reflect assets acquired at fair value:
Investments	(22)
Loans:
Impaired loan credit mark	(165)
Non-impaired loan credit mark and yield adjustment	(159)
Deferred fees/costs	(366)
Allowance for loan losses	568
Core deposit intangible	389
Premises and equipment	(411)
Deferred tax assets	295
Decrease to reflect liabilities acquired at fair value:
Time deposits	(784)

			5,642

Goodwill resulting from the merger			$2,460

The fair value of certain assets and certain liabilities were based on quoted prices from reliable market sources. When quoted market prices were not available, the estimated fair values were based upon the best information available, including, obtaining prices for similar assets and liabilities, and the results of using other valuation techniques. The prominent other valuation techniques used were the present value technique and appraisal/third party valuations. When the present value technique was employed, the

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

associated cash flow estimates incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Company assumed the historical book value of certain assets and liabilities represented a reasonable proxy for fair value. The Company determined that there were no other categories of identifiable intangible assets arising from the Citizens merger other than the core deposit intangible. No goodwill is expected to be deductible for tax purposes.

The following presents the unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2015 and 2014 as though Citizens merged with Riverview Bank on January 1st. The information is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies if they actually completed the merger at the beginning of the period presented, nor does it indicate future results for any other interim or full year period. The proforma earnings per share were calculated using the Company’s actual weighted average shares outstanding for the period presented.

(In thousands, except per share data)	2015	2014
Total revenues, net of interest expense	$19,382	$20,521

Net income (loss)	($895)	2,334

Basic and dilutive earnings per share	($0.28)	$0.73

The pro forma net income amount for the year ended 2015, includes pre-tax expenses of $448,000 associated with the merger. Net loss of Citizens that is included in the pro forma consolidated net income (loss) is ($141,000) for the year ended December 31, 2015 and ($387,000) for the year ended December 31, 2014.

Note 3 – Restriction on Cash and Due from Banks

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2015 and 2014 was approximated at $9,324,000 and $8,805,000, respectively. In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services. The Bank maintains balances with its correspondent banks that may exceed federal insured limits, which management considers to be a normal business risk.

Note 4 – Investment Securities Available-for-Sale

The amortized cost and estimated fair values of investment securities available-for-sale are reflected in the following schedules at December 31, 2015 and 2014:

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasuries	$103	$—	$—	$103
U.S. Government agency securities	4,708	29	—	4,737
State and municipal	34,197	587	14	34,770
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	25,942	116	35	26,023
Collateralized mortgage obligations (CMOs)	1,741	35	3	1,773
Corporate debt obligations	7,989	17	62	7,945
Equity securities, financial services	471	31	2	499

	$75,151	$815	$116	$75,850

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency securities	$798	$20	$1	$817
State and municipal	23,296	474	62	23,708
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	20,676	229	3	20,902
Collateralized mortgage obligations (CMOs)	2,364	28	1	2,391
Corporate debt obligations	489	16	—	505
Equity securities, financial services	471	24	—	495

	$48,094	$791	$67	$48,818

The amortized cost and fair value of debt securities available-for-sale at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$103	$103
Due after one year through five years	3,232	3,272
Due after five years through ten years	19,612	19,810
Due after ten years	24,050	24,370

	46,997	47,555

Mortgage-backed securities	25,942	26,023
CMOs	1,741	1,773
Equity securities, financial services	471	499

	28,154	28,295

	$75,151	$75,850

Securities with an amortized cost of $52,384,000 and $47,084,000 and a fair value of $53,039,000 and $47,768,000 at December 31, 2015 and 2014, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2015:
Available-for-sale:
State and municipal	$—	$—	$652	$14	$652	$14
Mortgage-backed securities	9,513	35	—	—	9,513	35
Collateralized mortgage obligations (CMOs)	725	3	—	—	725	3
Corporate debt obligations	3,937	62	—	—	3,937	62
Equity securities, financial services	164	2	—	—	164	2

	$14,339	$102	$652	$14	$14,991	$116

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2014:
Available-for-sale:
U.S. Government agency securities	$49	$1	$—	$—	$49	$1
State and municipal	2,034	5	3,455	57	5,489	62
Mortgage-backed securities	3,699	3	—	—	3,699	3
Collateralized mortgage obligations (CMOs)	423	1	100	—	523	1

	$6,205	$10	$3,555	$57	$9,760	$67

Management evaluates securities for other-than-temporary impairment on, at least a quarterly basis. It is management’s intent to hold all investments until maturity unless market, economic, credit quality or specific investment concerns warrant a sale of securities. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the credit quality or financial condition and near-term prospects of the issuer, and (3) the intent and ability of the corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2015, sixteen securities had unrealized losses as compared with sixteen securities at December 31, 2014. Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues. Because management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

As part of its strategy to manage interest rate risk and prepayment risk inherent within the investment portfolio, the Bank did not sell any securities during 2015 as compared with twenty available for sale securities that were sold during 2014, totaling $10,179,000. Although no securities were sold during 2015, gross realized gains of $29,000 and gross realized losses of $46,000, resulting in a net loss of $17,000 was recorded as a result of adjustments associated with securities that were called. By comparison, in 2014 the Bank had gross realized gains of $506,000 and gross realized losses of $43,000, resulting in a $463,000 net gain from sales.

Note 5 – Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses

The Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, engaging in ongoing monitoring efforts with attention to portfolio dynamics and mix, and using procedures that are consistently applied and updated on an annual basis. The Bank contracts an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits. Separately, every loan booked and loan turndown undergoes an audit review for conformity with established policies and compliance with current regulatory lending laws. The Bank has not lowered its loan underwriting criteria, and management believes its standards continue to remain conservative. All of the Bank’s loans are to domestic borrowers.

The Bank’s management monitors the loan portfolio on a regular basis with consideration given to detailed analysis of loans by portfolio segment. Portfolio segments represent pools of loans with similar risk characteristics. There are eight portfolio segments – commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. For the purpose of estimating the allowance for loan losses, each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/construction loans are also evaluated for loan participations bought and loans generated by the branches and commercial offices in Schuylkill, Berks and Somerset counties, which are newer market areas adjacent to the Bank’s original geographic footprint. In addition, there are evaluations for the acquired Union Bank portfolio.

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

Activity for these related party loans was as follows for the year ended December 31, 2015 (in thousands):

Balance – January 1	$6,596
Advances	6,164
Payments	(3,152)
New director and executive officers	270

Balance – December 31	$9,878

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The following table presents an aging of loans receivable by loan portfolio segments as of December 31, 2015 and December 31, 2014, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
December 31, 2015:
Commercial	$34	$—	$1,007	$1,041	$45,035	$46,076	$—
Commercial real estate:
Non-owner occupied	—	—	24	24	110,431	110,455	—
Owner occupied	172	447	270	889	68,758	69,647	—
1-4 family investment	131	—	265	396	25,002	25,398	—
Commercial land and land development	—	250	—	250	18,349	18,599	—
Residential real estate	1,163	1,025	595	2,783	114,886	117,669	89
Home equity lines of credit	46	412	36	494	16,943	17,437	—
Consumer	10	—	1	11	4,553	4,564	—

Total	$1,556	$2,134	$2,198	$5,888	$403,957	$409,845	$89

December 31, 2014:
Commercial	$24	$41	$364	$429	$36,872	$37,301	$—
Commercial real estate:
Non-owner occupied	15	5,426	162	5,603	97,823	103,426	—
Owner occupied	621	—	758	1,379	70,178	71,557	294
1-4 family investment	—	515	446	961	23,838	24,799	132
Commercial land and land development	16	—	215	231	11,210	11,441	—
Residential real estate	739	425	1,805	2,969	70,484	73,453	214
Home equity lines of credit	103	59	436	598	17,637	18,235	—
Consumer	6	5	3	14	2,467	2,481	3

Total	$1,524	$6,471	$4,189	$12,184	$330,509	$342,693	$643

Loan balances above include net deferred loan fees of $764,000 and $716,000 at December 31, 2015 and 2014, respectively.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower. Such loans approximated $3,182,000 and $4,245,000 at December 31, 2015 and December 31, 2014, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $159,000 for the twelve months ended December 31, 2015 and $342,000 for the twelve months ended December 31, 2014, respectively.

The following presents loans by loan portfolio segments that were on a nonaccrual status as of December 31, 2015 and December 31, 2014:

(In thousands)	December 31, 2015	December 31, 2014
Commercial	$1,143	$515
Commercial real estate:
Non-owner occupied	24	162
Owner occupied	766	701
1-4 family investment	328	384
Commercial land and land development	0	215
Residential real estate	885	1,735
Home equity lines of credit	36	533

Total	$3,182	$4,245

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

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

The following presents impaired loans by loan portfolio segments as of December 31, 2015 and December 31, 2014:

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2015:
Loans with no related allowance recorded:
Commercial	$994	$994	$—	$1,018	$28
Commercial real estate:
Non-owner occupied	2,163	2,163	—	2,178	78
Owner occupied	1,462	1,462	—	999	100
1-4 family investment	879	879	—	892	29
Residential real estate	2,526	2,644	—	2,325	122
Home equity lines of credit	400	400	—	445	11

	8,424	8,562	—	7,857	368
Loans with an allowance recorded:
Commercial	793	1,193	700	663	21
Commercial real estate:
Non-owner occupied	24	155	1	8	4
1-4 family investment	186	193	7	190	—
Residential real estate	121	121	7	123	5

	1,124	1,662	715	984	30
Total
Commercial	1,787	2,187	700	1,681	49
Commercial real estate:
Non-owner occupied	2,187	2,318	1	2,186	82
Owner occupied	1,462	1,462	—	999	100
1-4 family investment	1,065	1,072	7	1,082	29
Residential real estate	2,647	2,785	7	2,448	127
Home equity lines of credit	400	400	—	445	11

	$9,548	$10,224	$715	$8,841	$398

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2014:
Loans with no related allowance recorded:
Commercial	$1,193	$1,193	$—	1,213	32
Commercial real estate:
Non-owner occupied	1,893	1,893		1,904	69
Owner occupied	904	904	—	922	61
1-4 family investment	857	857	—	1,057	28
Commercial land and land development	215	215	—	215	—
Residential real estate	1,834	1,834	—	1,892	82
Home equity lines of credit	774	774	—	791	11

	7,670	7,670	—	7,994	283
Loans with an allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate:
Non-owner occupied	141	141	50	144	2
Owner occupied	282	282	22	316	—
1-4 family investment	191	191	5	194	—
Commercial land and land development	—	—	—	—	—
Residential real estate	124	124	5	126	5

Consumer	738	738	82	780	7
Total
Commercial	1,193	1,193	—	1,213	32
Commercial real estate:
Non-owner occupied	2,034	2,034	50	2,048	71
Owner occupied	1,186	1,186	22	1,238	61
1-4 family investment	1,048	1,048	5	1,251	28
Commercial land and land development	215	215	—	215	—
Residential real estate	1,958	1,958	5	2,018	87
Home equity lines of credit	774	774	—	791	11

	$8,408	$8,408	$82	8,774	290

The recorded investment in impaired loans increased by $1,816,000 at December 31, 2015 as compared to December 31, 2014. This increase resulted primarily from the impairment of one large commercial loan totaling $1,192,000, of which $400,000 was charged off, and a related commercial real estate loan totaling $270,000 in the owner occupied segment.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when the Bank agrees to a modification to the terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. As of December 31, 2015, there were 32 restructured loans totaling $7,083,000 with 26 separate and unrelated borrowers who were experiencing financial difficulty. The modifications on these loans included reductions in interest rates, extension of maturity dates, lengthening of amortization schedules and provisions for interest only payments. There are no commitments to extend additional funds to any of these borrowers. At December 31, 2014, there were 22 restructured loans totaling $6,596,000 with 15 separate and unrelated borrowers.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The following tables present the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the twelve months ended December 31, 2015 and 2014, as well as the number and recorded investment in these loans that subsequently defaulted. Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2015:
Troubled Debt Restructurings:
Commercial real estate:
Owner occupied	1	$147	$147
Residential real estate	3	483	483

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial real estate:
Owner occupied	1	$147
Residential real estate	1	10

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2014:
Troubled Debt Restructurings:
Commercial real estate:
1-4 family investment	1	$81	$81

There were no troubled debt restructurings from 2014 that subsequently defaulted.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activity, but which, unlike individual allowances, have been allocated to unimpaired loans within the following eight portfolio segments: commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. Each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/ construction loans are also separately evaluated for loan participations bought, and for loans generated by the branches and commercial offices in Schuylkill, Berks and Somerset counties, which are newer market areas adjacent to the Bank’s original geographic footprint. In addition, there are evaluations performed for the acquired Union Bank portfolio.

The Bank measures estimated credit losses on each of these groups of loans based on the historical loss rate of each group. The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters with separate calculations performed for historical Riverview losses and the acquired Union Bank portfolio.

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

Each portfolio segment is examined quarterly with regard to the impact of each of these factors on the quality and risk profile of the pool, and adjustments ranging from zero to fifty basis points per factor are calculated. The sum of these qualitative factor adjustments are added to the historical loss ratio for each segment, and the resulting percentage is applied to the loan balance of the segment to arrive at the required loan pool valuation allowance. An unallocated valuation allowance estimate is also made. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill, Berks and Somerset County regions;

•	other potential exposure in the acquired Union Bank and Citizens’ portfolios;

•	variances in management’s assessment of national and local economic conditions; and

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

•	other internal or external factors that management believes appropriate at the time.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the years ended December 31, 2015 and 2014 as follows:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for Loan Losses as of December 31, 2015:
Beginning balance	$330	$1,380	$713	$369	$115	$701	$104	$15	$65	$3,792
Charge-offs	650	130	39	18	—	26	34	35	—	932
Recoveries	8	—	19	—	—	—	—	6	—	33
Provision	1,610	122	(141)	(48)	87	(155)	23	39	(65)	1,472

Ending balance	$1,298	$1,372	$552	$303	$202	$520	$93	$25	$—	$4,365

Ending balance: individually evaluated for impairment	$700	$1	$—	$7	$—	$7	$—	$—		$715

Ending balance: collectively evaluated for impairment	$598	$1,371	$552	$296	$202	$513	$93	$25		$3,650

Loans as of December 31, 2015:
Ending balance	$46,076	$110,455	$69,647	$25,398	$18,599	$117,669	$17,437	$4,564		$409,845

Ending balance: individually evaluated for impairment	$1,787	$2,187	$1,462	$1,065	$—	$2,647	$400	$—		$9,548

Ending balance: collectively evaluated for impairment	$44,289	$108,268	$68,185	$24,333	$18,599	$115,022	$17,037	$4,564		$400,297

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for Loan Losses as of December 31, 2014:
Beginning balance	$424	$875	$831	$373	$144	$567	$103	$30	$316	$3,663
Charge-offs	36	244	—	93	—	140	—	11		524
Recoveries	119	—	—	—	—	3	—	5		127
Provision	(177)	749	(118)	89	(29)	271	1	(9)	(251)	526

Ending balance	$330	$1,380	$713	$369	$115	$701	$104	$15	$65	$3,792

Ending balance: individually evaluated for impairment	$—	$50	$22	$5	$—	$5	$—	$—	$—	$82

Ending balance: collectively evaluated for impairment	$330	$1,330	$691	$364	$115	$696	$104	$15	$65	$3,710

Loans as of December 31, 2014:
Ending balance	$37,301	$103,426	$71,557	$24,799	$11,441	$73,453	$18,235	$2,481		$342,693

Ending balance: individually evaluated for impairment	$1,193	$2,034	$1,186	$1,048	$215	$1,958	$774	$—		$8,408

Ending balance: collectively evaluated for impairment	$36,108	$101,392	$70,371	$23,751	$11,226	$71,495	$17,461	$2,481		$334,285

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

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

4 – Watch

Loans in this category typically demonstrate some negative trends due to financial, operational, economic, or regulatory reasons. A deteriorating collateral position or guarantor, in isolation, could also justify this rating. Such loans must have elevated monitoring as a result of negative trends which, if not addressed, could result in an unacceptable increase in credit risk.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

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

The following table presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of December 31, 2015 and 2014:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total
December 31, 2015:
1 – Excellent	$249	$—	$—	$—	$—	$—	$—	$114	$363
2 – Good	2,729	111	1,190	35	168	—	—	—	4,233
3 – Satisfactory	39,193	99,010	60,806	17,990	18,070	113,681	16,671	4,450	369,871
4 – Watch	1,206	5,730	4,290	5,238	111	403	338	—	17,316
5 – Special Mention	443	2,270	1,530	1,269	—	164	28	—	5,704
6 – Substandard	2,256	3,334	1,831	866	250	3421	400	—	12,358
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$46,076	$110,455	$69,647	$25,398	$18,599	$117,669	$17,437	$4,564	$409,845

December 31, 2014:
1 – Excellent	$275	$—	$—	$—	$—	$—	$—	$161	$436
2 – Good	3,975	169	1,682	46	183	—	—	—	6,055
3 – Satisfactory	30,593	93,180	61,916	18,445	10,671	68,288	16,894	2,320	302,307
4 – Watch	722	4,697	5,743	3,704	154	1,728	489	—	17,237
5 – Special Mention	145	3,031	1,031	1,741	218	124	319	—	6,609
6 – Substandard	1,591	2,349	1,185	863	215	3,313	533	—	10,049
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$37,301	$103,426	$71,557	$24,799	$11,441	$73,453	$18,235	$2,481	$342,693

The adequacy of the allowance is analyzed quarterly, and adjusted to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio. Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2015, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the loan portfolio.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

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

As a result of the merger with Citizens, effective December 31, 2015, the Bank identified ten purchased credit impaired (“PCI”) loans. As part of the consolidation with Union, effective November 1, 2013, the Bank identified fourteen purchased credit impaired (“PCI”) loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Bank to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Bank then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan. The Bank’s evaluation of the amount of future cash flows that it expects to collect is based on a cash flow methodology that involves assumptions and judgments as to credit risk, collateral values, discount rates, payment speeds, and prepayment risk. Charge-offs of the principal amount on purchased impaired loans are first applied to the non-accretable discount.

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

The following is a summary of the loans purchased in the Union transaction as of November 1, 2013, the date of the consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Union	(In thousands)
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The unpaid principal balances and the related carrying amount of acquired loans as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$1,478	$2,672
Carrying Amount	668	713
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	49,762	59,808
Carrying Amount	47,723	57,920
Total Purchased Loans
Outstanding balance	51,240	62,480
Carrying Amount	48,391	58,633

The changes in the accretable discount related to the purchased credit impaired loans are were as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Balance – beginning of period	$310	$378
Accretion recognized during the period	(134)	(746)
Net reclassification from non-accretable to accretable	131	678

Balance – end of period	$307	$310

The following is a summary of the loans purchased in the Citizens’ merger as of December 31, 2015, the effective date of the merger:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Citizens	(In thousands)
Contractually required principal and interest at acquisition	$894	$81,780	$82,674
Contractual cash flows not expected to be collected	(237)	(13,517)	(13,754)

Expected cash flows at acquisition	657	68,263	68,920
Interest component of expected cash flows	(217)	(10,841)	(11,058)

Basis in acquired loans at acquisition – estimated fair value	$440	$57,422	$57,862

The unpaid principal balances and the related carrying amount of acquired loans as of December 31, 2015 were as follows:

December 31, 2015
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$608
Carrying Amount	440
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	57,581
Carrying Amount	57,422
Total Purchased Loans
Outstanding balance	58,189
Carrying Amount	57,862

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The changes in the accretable discount related to the purchased credit impaired loans were as follows:

December 31, 2015
(In thousands)
Balance – beginning of period	$—
Citizens acquisition	217
Accretion recognized during the period	—
Net reclassification from non-accretable to accretable	—

Balance – end of period	$217

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at December 31:

	Estimated Useful Life	2015	2014
		(In thousands)
Land	—	$2,302	$2,171
Bank premises and land improvements	7 - 50 years	9,347	7,559
Leasehold improvements	10 -30 years	2,081	2,700
Furnishings and equipment	3 -10 years	4,523	3,312
Construction in progress	—	287	39

		$18,540	15,781
Accumulated depreciation		(6,167)	(4,341)

		$12,373	$11,440

Operating and Capital Leases

The Bank entered into a fifteen year operating lease agreement in 2003 for the land on which the Duncannon office is located. In 2005, the Bank entered into an agreement to lease an office on Good Hope Road in Hampden Township, Cumberland County, on which lease payments began in 2006 and extend through 2017. Effective June 2015, the Bank terminated its lease for the office on Good Hope Road and incurred a lease termination fee of $96,000. As part of the consolidation with Halifax, effective December 31, 2008, the Bank assumed the lease of the then Halifax National Bank’s branch in Elizabethville, Dauphin County, which began in 2008 and expires in 2018. During the latter part of 2010, the Bank entered into an agreement to lease the land occupied by the office located on East Wiconisco Avenue, Tower City, Schuylkill County, on which lease payments began 2010 and extend through 2035. The Bank entered into an agreement during July 2011 to lease a branch office in Cressona, Schuylkill County, in which lease payments commenced August 2011 and extend through July 2016. During September 2015, the Bank terminated the lease for these two locations, which resulted in incurring a lease termination fee of $84,000. Effective July 31, 2012, the Bank entered into an agreement to lease a commercial condominium unit in Wyomissing, Berks County, with lease payments commencing August 1, 2012 through July 31, 2013 and renewed on a month-to-month basis until June 2014. On April 10, 2014, the Bank entered into an Assumption and Assignment Agreement to assume the property lease from another financial institution for a branch office located at 2800 State Hill Road, Wyomissing, Berks County with payments commencing June 1, 2014. The initial term of this lease expires December 31, 2022. On December 27, 2012, the Bank acquired a wealth management company and assumed the lease of its commercial office located in Orwigsburg, Schuylkill County in which lease payments of the original lease commenced May 1, 2012 and extend through April 30, 2015. This lease was not extended at the expiration date.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The Bank is responsible for taxes, utilities and other expenses related to the properties. All of the lease agreements contain renewal options. Total expense for operating leases in 2015 and 2014 was $547,000 and $358,000, respectively.

At December 31, 2015, future minimum lease payments under non-cancelable lease arrangements are as follows (in thousands):

Years ending December 31,
2016	$227
2017	185
2018	179
2019	148
2020	149
Thereafter	735

Prior to the consolidation with Riverview, Union entered into an installment lease purchase agreement relating to a branch office that was being built at 100 Hollywood Boulevard, Orwigsburg, Schuylkill County, Pennsylvania 17901. This capital lease was assumed by the Bank as part of the consolidation. Once the construction on this property was completed, the lease term commenced January 2014 in accordance with the commencement notice. On April 8, 2014, the Bank entered into a purchase and sale agreement to purchase the property for $1,771,185. Under the agreement, the Bank received as credit against the purchase price, an amount equal to all lease payments made from January 1, 2014 through January 15, 2015, which was the closing date. The amount of the credit against the purchase price amounted to $121,185.

Note 7 – Goodwill and Intangible Assets

Goodwill and intangible assets were $6,258,000 at December 31, 2015 and $3,678,000 at December 31, 2014. The carrying amount of goodwill was $4,757,000 at December 31, 2015 and $2,297,000 at December 31, 2014. The intangible assets increased to $1,501,000 at December 31, 2015 from $1,381,000 at December 31, 2014. The increase in goodwill and intangible assets is attributable to the Citizens merger.

The gross carrying amount and accumulated amortization related to intangible assets at December 31, 2015 and 2014 are presented below:

	December 31,
	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Core deposit intangibles-HNB	$173	$161	$173	$145
Core deposit intangibles-Union	1,264	400	1,264	224
Core deposit intangibles-Citizens	389	—	—	—
Customer list intangible	463	227	463	160
Loan servicing rights	57	57	57	47

Total intangible assets	$2,346	$845	$1,957	$576

At December 31, 2015, a core deposit intangible of $389,000 was recorded as a result of the merger with Citizens. This intangible will be amortized on an accelerated basis over the 10 year estimated life of the core deposit base.

Amortization expense for all other intangible assets totaled $259,000 and $286,000 for the years ended 2015 and 2014, respectively, and is reflected within the consolidated statements of income.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Riverview estimates the amortization expense for the core deposit and customer list intangibles as follows (in thousands):

Years ending December 31,
2016	$302
2017	257
2018	226
2019	194
2020	162
Thereafter	360

$1,501

Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the years ended December 31, 2015 and 2014.

Note 8 - Deposits

Deposits at December 31, 2015 and 2014 are summarized as follows:

(Dollars in thousands)	December 31,
	2015		2014
	Balance	Average Rate	Balance	Average Rate
Non-interest bearing demand	$70,106	0.00%	$53,620	0.00%
Interest-bearing demand	131,564	0.35%	132,860	0.39%
Savings	110,526	0.24%	83,748	0.27%
Time	136,146	1.04%	102,034	1.05%

Total deposits	$448,342		$372,262

Scheduled contractual maturities of time deposits at December 31, 2015 are as follows (in thousands):

Years ending December 31,
2016	$55,716
2017	42,514
2018	22,046
2019	5,691
2020	8,029
Thereafter	2,150

$136,146

Time deposits of $250,000 or more at December 31, 2015 and 2014 approximated $7,566,000 and $7,159,000, respectively.

The Bank accepts deposits from its executive officers, directors, their immediate families, and affiliated companies on the same terms as those for comparable transactions of unrelated customers. The amount of these deposits totaled $1,153,000 and $1,082,000 at December 31, 2015 and 2014, respectively.

Note 9 - Borrowings

The Bank has an unsecured line of credit agreement with Atlantic Community Bankers Bank. The line amount was $7,500,000 at December 31, 2015 and December 31, 2014. Interest accrues based on the daily federal funds rate. There were no amounts outstanding on this line of credit at December 31, 2015 or 2014.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The Bank has entered into agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”) which allow for borrowings up to a percentage of certain qualifying collateral assets. At December 31, 2015, the Bank had a maximum borrowing capacity of approximately $183,381,000 with the FHLB of Pittsburgh. The borrowing capacity is collateralized by security agreements in certain real estate loans valued at $264,687,000 recorded on the books of the Bank. Borrowings from the FHLB of Pittsburgh include long-term borrowing agreements which are subject to restrictions and penalties for early repayment under certain circumstances and borrowings under repurchase advance agreements.

A summary of short-term borrowings is as follows at December 31:

	2015	2014	2013
	(Dollars in thousands)
FHLB Open Repo Plus	$42,575	$12,500	$—

	$42,575	$12,500	$—

Weighted average rate at end of year	0.43%	0.30%	—
Maximum amount outstanding at any end of month	$46,854	$14,000	—
Daily average amount outstanding	$22,380	$8,727	—
Approximate weighted average interest rate for year	0.33%	0.30%	—

Included in outstanding FHLB Open Repo Plus borrowings at December 31, 2015 were Citizens’ Repo Plus borrowings of $8,575,000, which the Bank acquired as part of the merger.

Long-term borrowings totaled $9,350,000 at December 31, 2015 and $7,000,000 at December 31, 2014 and are summarized as follows:

•	FHLB of Pittsburgh borrowings under long-term arrangements are summarized as follows at December 31:

Maturity Date	Interest Rate		2015	2014
			(In thousands)
07/12/17	0.85%	Mid-term repo fixed rate	$5,000	$—
04/09/18	2.90%	Fixed rate until 4/9/2013(1)	—	5,000

			$5,000	$5,000

(1)	Convertible select fixed rate to a floating rate of 3 month Libor plus 23 basis points resetting quarterly at the discretion of the FHLB, which was prepaid during the second quarter of 2015, resulting in a prepayment penalty of $238,000.

•	Riverview had a secured closed-end line of credit for $2,000,000 with The Gratz Bank, Gratz, Pennsylvania. This line was paid in full and cancelled during 2014.

•	During 2014, the Company borrowed $2,000,000 under a secured term loan agreement with ACNB Bank, Gettysburg, Pennsylvania. This loan settled September 3, 2014 and matures March 3, 2031, with a variable interest rate based on the greater of the Wall Street Journal Prime or 3.25% until March 3, 2016, and thereafter, adjusted every three years and indexed to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, plus 3%, with a floor of 4.25%. Interest is payable monthly for a period of 18 months until March 3, 2016, and thereafter 180 monthly payments of principal and interest in an amount sufficient to fully amortize the balance of the loan over 15 years.

•

The Company has a $5,000,000 secured guidance line of credit with ACNB Bank. As of December 31, 2015, there was $2,350,000 outstanding as a result of borrowing under this line of credit during the second half of 2015. There were no outstanding borrowings drawn under this line at December 31, 2014. The maximum term of the facility is 42 months consisting of a non-revolving draw period followed by a principal repayment term. The interest rate is fixed at 3.99% until

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

January 11, 2016. Thereafter, the interest rate will be adjusted every three years and indexed to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, as made available by the Federal Reserve, plus 3%, rounded up to the nearest 0.125%, with a floor of 4.50% until July 11, 2016 and then a floor of 4.25% thereafter. Each advance under the loan will require monthly interest only payments until January 11, 2016. Thereafter, each advance shall require180 monthly payments of principal including interest in an amount sufficient to fully amortize the balance of the loan over the term of the loan.

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

Contractual principal payments for all long-term borrowings are expected to be as follows:

Years Ending December 31,
2016	$119
2017	5,216
2018	226
2019	235
2020	246
Thereafter	3,308

$9,350

Note 10 – Employee Benefit Plans

Defined Contribution Plan

The Bank maintains a contributory 401(k) retirement plan for all eligible employees. Currently, the Bank’s policy is to match 100% of the employee’s voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation. Additionally, the Bank may make discretionary contributions to the plan after considering current profits and business conditions. The amount charged to expense in 2015 and 2014 totaled $258,000 and $420,000, respectively. Of these amounts, discretionary contributions approximated $92,000 and $253,000, respectively.

Director Emeritus Plan

Effective November 2, 2011, a Director Emeritus Agreement (the “Agreement”) was entered into by and between the Company, the Bank and the Directors. In order to promote orderly succession of the Company’s and Bank’s Board of Directors, the Agreement defines the benefits the Company is willing to provide upon the termination of service to those individuals who were Directors of the Company and Bank as of December 31, 2011, where the Company will pay the Director $15,000 per year for services performed as a Director Emeritus, which may be increased at the sole discretion of the Board of Directors. The benefit is paid over five years, in 12 monthly installments to a Director:

•	upon termination of service as a Director on or after the age of 65, provided the Director agrees to provide certain ongoing services for Riverview;

•	upon termination of service as a Director due to a disability prior to age 65;

•	upon a change of control; or

•	upon the death of a Director after electing to be a Director Emeritus.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Expenses recorded under the terms of this agreement were $36,000 and $45,000 for the years ended December 31, 2015 and 2014, respectively.

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

The Bank maintains a “Director Deferred Fee Agreement” (“DDFA”) which allows electing directors to defer payment of their directors’ fees until a future date. In addition, the Bank maintains an “Executive Deferred Compensation Agreement” (“EDCA”) with two of its executives. This agreement, which was initiated in 2010, allows the executives of the Bank to defer payment of their base salary, bonus and performance based compensation until a future date. For both types of deferred fee agreements, the estimated present value of the future benefits is accrued over the effective dates of the agreements using an interest factor that is evaluated and approved by the compensation committee of the Board of Directors on an annual basis. The agreements are unfunded, with benefits to be paid from the Bank’s general assets.

The accrued benefit obligations for all the plans total $1,941,000 at December 31, 2015 and $1,645,000 at December 31, 2014 and are included in other liabilities. Expenses relating to these plans totaled $176,000 and $159,000 in the years ended December 31, 2015 and 2014, respectively.

Stock Option Plan

In January 2009, Riverview implemented a nonqualified stock option plan. The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of the common stock of Riverview to secure, retain and motivate its directors, officers and key employees and to align such person’s interests with those of Riverview’s shareholders. Originally, shares of Riverview’s common stock that could be issued or transferred under this plan could not exceed, in the aggregate, 170,000 shares. On January 4, 2012, the 2009 Stock Option Plan was amended and restated to increase the total number of shares of common stock that may be issued under the Plan through grants of nonqualified stock options. The amendment increased the number of shares available under the Plan, in the aggregate, to 220,000 shares from 170,000 shares that were originally documented in the Plan. On April 16, 2014, the 2009 Plan was again amended and restated to increase the total number of shares of common stock by 130,000 shares, thus increasing the total number of available shares under the Plan to 350,000 shares.

The vesting schedule for all option grants is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date of all options is ten years following the grant date. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. As of December 31, 2015, there were 171,000 option grants fully vested and exercisable. This was the result of the Board of Director’s approval as of December 31, 2013 to accelerate the vesting period for these options. There was no acceleration of vesting during 2015 or 2014.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

A summary of the status of Riverview’s stock option plan as of December 31, 2015 is as follows:

Options	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2015	174,250	$10.58	147,950	$9.93	322,200	$10.29
Granted	—	—	25,300	12.97	25,300	12.93
Forfeited	(2,500)	—	—	—	(2,500)	10.35
Exercised	(750)	$10.60	—	—	(750)	10.60

Outstanding – December 31, 2015	171,000	$10.58	173,250	$10.38	344,250	$10.48

Options exercisable at year end	171,000	—	—	—	168,500	—
Weighted average fair value of options per share granted during the year	—	—	$2.79	—	$2.79	—
Remaining contractual life	—		6 years		6 years

The fair value of each option granted during 2015 and 2014 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2015 Option Grants		2014 Option Grants
	September	November	January	May
Number of options	2,500	22,800	40,750	107,200
Fair value per share	$2.55	$2.82	$1.66	$1.40
Dividend yield	4.53%	4.25%	5.64%	5.50%
Expected life	8.5 years	8.5 years	8.5 years	8.5 years
Expected volatility	33.64%	32.79%	32.48%	27.55%
Risk-free interest rate	1.75%	2.04%	2.17%	2.25%

Information pertaining to options outstanding is as follows for the periods presented:

December 31, 2015
	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$9.75 - $13.05	344,250	6.1 years	$10.48	171,000	$9.83	2.2 years

There was intrinsic value associated with the 344,250 outstanding stock options at December 31, 2015 considering that the market value of the stock as of the close of business at year end was $13.20 per share as compared with the option exercise price of $10.60 for 164,250 options, $10.35 for 6,750 options, $9.75 for 40,750 options, $10.00 for 107,200 options, $12.25 for 2,500 options and $13.05 for 22,800 options. In addition, there was intrinsic value associated with the 322,200 options outstanding at December 31, 2014, where the market value of the stock as of the close of business at year end was $15.25 per share as compared with the option exercise price of $10.60 for 165,000 options, $10.35 for 9,250 options, $9.75 for 40,750 options and $10.00 for 107,200 options.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Riverview accounts for these options in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. Riverview is amortizing compensation expense over the vesting period, or seven years. Total compensation expense relating to the options that has been recognized is $328,000, of which $32,000 was recorded for the twelve months ended December 31, 2015. The remaining unrecognized compensation expense as of December 31, 2015 was $233,000. In comparison with 2014, $24,000 in option compensation expense was recorded for the twelve months ended December 31, 2014. The increase in option compensation expense in 2015 was due to the granting of 25,300 options during the fourth quarter. In addition, 750 options were exercised during the third quarter of 2015.

For the twelve months ended December 31, 2014, 147,950 options were granted during the first and second quarters of 2014 and 5,000 options were exercised in the third quarter of 2014.

Employee Stock Purchase Plan

Effective March 5, 2014, the Board of Directors adopted and approved the Riverview Financial Corporation Employee Stock Purchase Plan (“ESPP”). The ESPP, which is a qualified plan, was then approved by the shareholders at the May 14, 2014 annual meeting. Under the ESPP, employees of the Company and its affiliate may purchase up to 170,000 shares of common stock of the Company, with up to a 15% price discount.

On April 15, 2015, the Company filed a Registration Statement on Form S-8, to register 75,000 shares of common stock that the Company may issue to the ESPP.

For the year ended December 31, 2015, 5,212 shares of common stock were acquired by the ESPP, out of which 3,775 shares were issued by Riverview from the reserve of 75,000 shares that were registered. For the year ended December 31, 2014, 2,020 shares of common stock were acquired by the ESPP, all in the open market.

Defined Benefit Pension Plan

As a result of the consolidation with Union, the Company took over Union’s noncontributory defined benefit pension plan, which substantially covered all Union employees. The plan benefits were based on average salary and years of service. Union elected to freeze all benefits earned under the plan effective January 1, 2007.

The Company accounts for the defined benefit pension plan in accordance with FASB ASC Topic 715, Compensation-Retirement Plans. This guidance requires the Company to recognize the funded status (i.e. the difference between the fair value of the plan assets and the projected benefit obligation) of the benefit plan.

The following table presents the plan’s funded status and the amounts recognized in the Company’s consolidated financial statements for 2015 and 2014. The measurement date, for purposes of these valuations, was December 31, 2015 and 2014.

(In thousands)	2015	2014
Obligations and funded status:
Change in benefit obligations:
Benefit obligation beginning January 1, 2015 and January 1, 2014	$4,292	$3,923
Interest cost	155	174
Benefits paid	(253)	(243)
Change in actuarial assumption	92	450
Experience gain at 1/1/2014	12	(12)

Benefit obligation at end of year	4,298	4,292
Change in plan assets:
Fair value of plan assets at January 1, 2015 and January 1, 2014	3,551	3,674
Adjustment to asset value at January 1	(1)	1
Actual return on plan assets	(41)	119
Benefits paid	(253)	(243)

Fair value of plan assets at end of year	3,256	3,551

Funded status included in other liabilities	($1,042)	($741)

Amounts related to the plan that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows for the years ended December 31:

(In thousands)	2015	2014
Net gain (loss)	($861)	($518)
Less: Income tax effect	292	176

Net amount recognized in other comprehensive income (loss)	($569)	($342)

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The amount of net actuarial gain or loss expected to be amortized in 2016 is $33,000.

Net periodic pension expense included the following components for the years ended December 31:

(In thousands)	2015	2014
Interest cost	$155	$174
Expected return on plan assets	(205)	(213)
Amortization of net loss	7	—

Net periodic pension gain	($43)	($39)

The accumulated benefit obligation was $4,298,000 at December 31, 2015 and $4,292,000 at December 31, 2014.

The following is a summary of actuarial assumptions used for the Company’s pension plan:

	2015	2014
Discount rate	4.34%	3.72%
Expected long-term rate of return on plan assets	6.00%	6.00%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan’s assets. Analysis of the historic returns on these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2016	$240
2017	234
2018	230
2019	231
2020	235
2021 – 2025	1,243

Total	$2,413

The Company’s pension plan asset allocations as of the year ends, by asset category, are as follows:

	2015	2014
Cash and cash equivalents	0.00%	0.00%
Equity	67.08%	70.52%
Fixed income	32.92%	29.48%

Total	100.00%	100.00%

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The fair value of the Company’s pension plan assets at December 31, 2015 by asset category are as follows:

	2015
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$—	$—	$—	$—
Mutual funds:
One year fixed income fund	292	292	—	—
Short-term investment grade fund	876	876	—	—
GNMA fund	780	780	—	—
Index 500 fund	273	273	—	—
Value index fund	319	319	—	—
Mid cap value index fund	138	138	—	—
Developed markets fund	122	122	—	—
U.S. targeted fund	182	182	—	—
International small cap value fund	112	112	—	—
Emerging markets core equity fund	102	102	—	—
Real estate securities fund	40	40	—	—
International real estate fund	20	20	—	—

Total assets	$3,256	$3,256	$—	$—

	2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$—	$—	$—	$—
Mutual funds:
One year fixed income fund	837	837	—	—
Short-term investment grade fund	1,048	1,048	—	—
GNMA fund	210	210	—	—
Index 500 fund	306	306	—	—
Value index fund	358	358	—	—
Mid cap value index fund	154	154	—	—
U.S. targeted fund	207	207	—	—
International value fund	132	132	—	—
International small cap value fund	122	122	—	—
Emerging markets core equity fund	112	112	—	—
Real estate securities fund	43	43	—	—
International real estate fund	22	22	—	—

Total assets	$3,551	$3,551	$—	$—

The valuation used is based on quoted market prices provided by an independent third party.

The Company does not expect to contribute to the plan in 2016.

As a result of the merger of Citizens, the Company took over Citizens’ noncontributory defined benefit pension plan, which substantially covered all Citizens’ employees. The plan benefits were based on average salary and years of service. Citizens elected to freeze all benefits earned under the plan effective January 1, 2013.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The following table presents the plan’s funded status and the amounts recognized in the Company’s consolidated financial statements for 2015. The measurement date, for purposes of these valuations, was December 31, 2015.

(In thousands)	2015
Obligations and funded status:
Benefit obligations at end of year	$3,951
Fair value of plan assets at end of year	3,602

Funded status included in other liabilities	($349)

The amount of net actuarial loss expected to be amortized in 2016 is $1,000.

The accumulated benefit obligation was $3,951,000 at December 31, 2015.

The following is a summary of actuarial assumptions used for the pension plan:

2015
Discount rate	4.34%
Expected long-term rate of return on plan assets	7.25%

The selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan’s assets. Analysis of the historic returns on these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2016	$286
2017	285
2018	277
2019	272
2020	264
2021 – 2025	1,194

Total	$2,578

The Company’s pension plan asset allocations as of the year ends, by asset category, are as follows:

2015
Cash and cash equivalents	0.94%
Equity	36.10%
Fixed income	62.96%

Total	100.00%

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The fair value of the Company’s pension plan assets at December 31, 2015 by asset category are as follows:

	2015
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$34	$34	$—	$—
Mutual funds:
Large-cap value	131	131	—	—
Large-cap core	136	136	—	—
Mid-cap core	161	161	—	—
Small-cap core	78	78	—	—
International core	308	308	—	—
Large cap growth	280	280	—	—
Small/midcap growth	82	82	—	—
Common/collective trust large cap value	124	—	124	—
Long duration government credit	1,577	1,577	—	—
Long U.S. Treasury – ETF	691	691	—	—

Total assets	$3,602	$3,478	$124	$—

The valuation used is based on quoted market prices provided by an independent third party.

The Company does not expect to contribute to the plan in 2016.

Note 11 - Taxes

Income tax expense (benefit) and the related effective income tax rates are comprised of the following items for the years ended December 31:

(Dollars in thousands)	2015		2014
Tax at statutory rates	($647)	34%	$1,172	34%
Tax-exempt interest income	(290)	15%	(284)	(8%)
Life insurance income	(74)	4%	(75)	(2%)
Interest disallowance	7	—	8	—
Low income housing credit	(123)	6%	(123)	(4%)
Other	(23)	1%	29	1%

Federal Income Taxes	($1,150)	60%	$727	21%

Deferred income taxes result from income and expense items which are recognized for financial statement purposes in different reporting periods than for federal income tax purposes. The current and deferred portions of applicable income taxes (benefits) for the years ended December 31 are as follows:

(In thousands)	2015	2014
Current tax	$14	$570
Deferred tax expense (benefit)	(1,164)	157

Applicable Federal Income Tax Expense (Benefit)	($1,150)	$727

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The Company records deferred taxes, at the 34% tax rate, on cumulative temporary differences. Components of deferred tax assets and liabilities, included in other assets on the consolidated balance sheet, are as follows at December 31:

(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,212	$854
Non-accrual loan interest	139	225
Deferred compensation	660	560
Purchase accounting adjustments	557	449
Alternative minimum tax credit carryforwards	378	406
OREO valuation	99	162
Acquisition costs Union	249	269
Acquisition costs Citizens	139	28
Unfunded pension liability	473	265
Stock options	111	100
Contractual payouts	385	—
Low income housing credit carryforwards	1,063	1,020
Net operating loss carryforwards	2,556	494
Capital loss carryovers	42	—
Charitable contribution carryovers	2	—
Valuation allowance on the fair value of investment securities acquired	—	83
Other	101	49

	8,166	4,964
Deferred tax liabilities:
Accumulated depreciation	(444)	(626)
Unrealized gain on investment securities	(278)	(246)

	(722)	(872)

Net Deferred Tax Asset	$7,444	$4,092

The Company has not recorded a valuation allowance for the deferred tax assets as management believes it is more likely than not that they will be ultimately realized.

The Company did not record a net gain from the sale of available-for-sale securities during 2015. By comparison the Company recorded a $463,000 net gain from the sale of available-for-sale securities during 2014, which was taxed at 34%, or $158,000. The low income housing credits (“LIHC”) and net operating losses (“NOL”) can both be carried forward for 20 years. The LIHC credits have accumulated for 2006-2015 and will not expire until 2026-2033. The NOL has accumulated for 2010 – 2015 and will not expire until 2030-2033, as management elected to carryover the 2015 NOL, rather than carry it back. The NOL carryovers are subject to certain limitations relating to offsetting future taxable income. Charitable contributions have a five year carryover life, capital loss carryovers have a five year carryover life and the AMT credit carryover has an infinite carryover life.

Uncertain Tax Positions

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for certain tax positions, the Company has evaluated its tax position as of December 31, 2015. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax position exists, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2015, the Company had no material unrecognized tax benefits or accrued interest and penalties. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the Consolidated Statements of Income. At December 31, 2015 and 2014, there was no liability for unrecognized tax benefits. The Company and its subsidiary are subject to U. S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2012.

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

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extensions of credit, is based on management’s credit evaluation of the customer. Collateral requirements vary but may include investments, property, plant and equipment, and income-producing commercial properties. For loans secured by real estate, the Bank generally requires loan to value ratios of no greater than 80%. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The current amount of the liability as of December 31, 2015 and 2014 for guarantees under standby letters of credit is not material.

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows at December 31:

	Contract or Notional Amount
	2015	2014
	(In thousands)
Commitments to grant loans	$19,602	$17,046
Unfunded commitments of existing loans	26,479	33,603
Standby and performance letters of credit	3,316	2,667

	$49,397	$53,316

Note 13 - Concentrations of Credit Risk

Substantially all of the Company’s business activity, including loans and loan commitments, is with customers located within its trade area within the counties of Berks, Cumberland, Dauphin, Perry, Schuylkill and Somerset, Pennsylvania. A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceeds 10% of loans outstanding in any one category.

The following table presents loan concentrations as of December 31, 2015 and December 31, 2014.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

(Dollars in thousands)	December 31, 2015	December 31, 2014
Loans to Lessors of:
Residential buildings and dwellings	$50,773	$51,248
Nonresidential buildings	68,535	56,626

Such loans were not made to any one particular borrower or industry. However, the quality of these loans could be affected by the region’s economy and overall real estate market. The performance and loss ratio of these portfolios continues to be acceptable. The level of delinquent loans in these portfolios was significantly lower at December 31, 2015 compared to December 31, 2014.

Note 14 - Regulatory Matters and Shareholders’ Equity

The ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances is restricted by applicable regulations. Regulatory approval is required if the total of all dividends declared by a state-chartered bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At December 31, 2015, $369,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined). Management believes that as of December 31, 2015, the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2015, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since year end that management believes have changed the Bank’s category.

The Federal Reserve Board approved a final rule in 2006 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. In 2015, the Federal Reserve increased the asset limit to qualify as a small bank holding company from $500 million to $1 billion. Currently, the Company meets the eligibility criteria of a small BHC and is exempt from risk-based capital and leverage rules, (including Basel III). The Bank is not exempt from those requirements.

The Bank’s actual capital ratios, which include the merger of Citizens at December 31, 2015, and the minimum ratios required for capital adequacy purposes to be considered well capitalized under the prompt corrective action provisions are summarized below for the periods presented:

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

	Actual		Minimum Regulatory Capital Ratios under Basel III (without 2.5% capital conservation buffer phase-in)		Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)	$43,128	10.7%	$32,296	≥8.0%	$40,370	≥10.0%
Tier 1 capital (to risk-weighted assets)	38,710	9.6	24,222	≥6.0	32,296	≥8.0
Tier 1 capital (to average total assets)	38,710	7.2	21,611	≥4.0	27,014	≥5.0
Common equity tier 1 risk based capital (to risk-weighted assets)	38,710	9.6	18,167	≥4.5	26,241	≥6.5

			Minimum Regulatory Capital Ratios		Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$37,899	11.5%	$26,385	≥8.0%	$32,982	≥10.0%
Tier 1 capital (to risk-weighted assets)	34,096	10.3	13,193	≥4.0	19,789	≥6.0
Tier 1 capital (to average total assets)	34,096	8.0	17,103	>4.0	21,378	≥5.0

The Basel III capital rules became effective for the Bank on January 1, 2015. A new capital ratio – Common equity tier 1 risk based capital – was introduced under the Basel III capital rules. The presentation above does not take into account the 2.5% capital conservation buffer phase-in because the buffer does not apply until 2016, with full phase-in to be effective by 2019.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. At December 31, 2015 and 2014 the Company had no liabilities subject to fair value reporting requirements.

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

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2015:
U.S. Treasuries	$103	$—	$103	$—
U.S. Government agency securities	4,737	—	4,737	—
State and municipal	34,770	—	34,770	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	26,023	—	26,023	—
Collateralized mortgage obligations (CMOs)	1,773	—	1,773	—
Corporate debt obligations	7,945	—	7,945	—
Equity securities, financial services	499	499	—	—

Securities available-for- sale	$75,850	$499	$75,351	$—

December 31, 2014:
U.S. Government agency securities	$817	$—	$817	$—
State and municipal	23,708	—	23,708	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	20,902	—	20,902	—
Collateralized mortgage obligations (CMOs)	2,391	—	2,391	—
Corporate debt obligations	505	—	505	—
Equity securities, financial services	495	495	—	—

Securities available-for- sale	$48,818	$495	$48,323	$—

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis.

Other Real Estate Owned

Certain assets, such as other real estate owned (OREO) are measured at fair value of real estate acquired through foreclosure at an estimated fair value less cost to sell. At or near the time of foreclosure, real estate appraisals are obtained on the properties acquired through foreclosure. The real estate is then valued at the lesser of the appraised value or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property. Appraised values are typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the acquired property is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered a Level 3. The estimate of costs to sell the property is based on historical transactions of similar holdings.

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral. The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Riverview using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at the lower of cost or fair value of the underlying collateral less estimated costs to sell on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $9,548,000 at December 31, 2015, of which $1,124,000 required a specific allowance of $715,000. This compares with impaired loans of $8,408,000 at December 31, 2014, of which $738,000 required a specific allowance of $82,000.

Goodwill

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. The Company did not incur goodwill impairment during the years ended December 31, 2015 or 2014.

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

A summary of assets at December 31, 2015 and 2014 measured at estimated fair value on a nonrecurring basis is as follows:

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
December 31, 2015:
Loans held for sale	$—	$1,094	$—	$1,094	$—
Other real estate owned	—	885	—	885	(220)
Impaired loans, net of related allowance	—	316	93	409	—

Total	$—	$2,295	$93	$2,388	($220)

	Level 1	Level 2	Level 3	Total	Total Gains/ Losses
	(In thousands)
December 31, 2014:
Loans held for sale	$—	$216	$—	$216	$—
Other real estate owned	—	1,022	—	1,022	(38)
Impaired loans, net of related allowance	—	656	—	656	—

Total	$—	$1,894	—	$1,894	($38)

The following table presents additional quantitative information about assets measures at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value (in thousands):

December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Inventory	$93	Estimated salvage(1)	Salvage valuation and liquidation adjustments(2)	88%-90%

(1)	Fair value is generally determined through estimated values of the underlying collateral.
(2)	Values may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and adjustments are presented as a percent of the original inventory value.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2015 and 2014.

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

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

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

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

The estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 are presented as follows:

		Fair Value Measurements at December 31, 2015 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$21,697	$21,697	$21,697	$—	$—
Interest-bearing time deposits	991	991	991	—	—
Investment securities	75,850	75,850	499	75,351	—
Mortgage loans held for sale	1,094	1,094	—	1,094	—
Loans, net	405,480	411,521	—	411,428	93
Accrued interest receivable	1,594	1,594	1,594	—	—
Restricted investments in bank stocks	2,315	2,315	—	—	2,315
Financial liabilities:
Deposits	448,342	441,413	—	441,413	—
Short-term borrowings	42,275	42,275	—	42,275	—
Long-term borrowings	9,350	9,343	—	9,343	—
Accrued interest payable	236	236	236	—	—
Off balance sheet financial instruments	—	—	—	—	—

		Fair Value Measurements at December 31, 2014 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$14,580	$14,580	$14,580	$—	$—
Interest-bearing time deposits	992	992	992	—	—
Investment securities	48,818	48,818	495	48,323	—
Mortgage loans held for sale	216	216	—	216	—
Loans, net	338,901	341,121	—	341,121	—
Accrued interest receivable	1,237	1,237	1,237	—	—
Restricted investments in bank stocks	1,002	1,002	—	—	1,002
Financial liabilities:
Deposits	372,262	366,510	—	366,510	—
Capital lease payable	1,655	1,655	—	1,655	—
Short-term borrowings	12,500	12,499	—	12,499	—
Long-term borrowings	7,000	7,283	—	7,283	—
Accrued interest payable	154	154	154	—	—
Off balance sheet financial instruments	—	—	—	—	—

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Note 16 - Commitments and Contingencies

The Company may be subject to numerous claims and lawsuits which arise primarily in the normal course of business. At December 31, 2015, there were no such claims or lawsuits which, in the opinion of management, would have a materially adverse effect on the financial position or results of operations of the Company.

The Company and the Bank entered into a Confidential Separation Agreement and General Release with Robert M. Garst, the former Chief Executive Officer, effective June 30, 2015. Under this agreement the Company is committed to make a separation payment of $1,410,000 and a severance payment of $100,000, less applicable taxes and withholdings, payable in twenty-four equal monthly installments beginning July 2015 and ending June 2017.

Note 17 – Riverview Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

	December 31,
	2015	2014
	(In thousands)
Assets
Cash and cash equivalents	$52	$35
Investment in bank subsidiary	46,502	40,089
Real estate, net	73	73
Other assets	35	16

	$46,662	$40,213

Liabilities and Shareholders’ Equity
Long-term borrowings	$4,350	$2,000
Other liabilities	9	5

Total Liabilities	4,359	2,005

Shareholders’ equity	42,303	38,208

	$46,662	$40,213

Statements of Income

	Years Ended December 31,
	2015	2014
	(In thousands)
Income, dividends from bank subsidiary	$745	$1,364
Interest expense	82	103

Income Before Equity in Undistributed (Distributions in Excess of) Net Income of Subsidiary	663	1,261
Undistributed net income (loss) of subsidiary	(1,445)	1,460

Net Income (Loss) before income taxes	(782)	$2,721
Federal income tax expense (benefit)	28	—

Net Income (Loss)	($754)	$2,721

Total Comprehensive Income (Loss)	($997)	$3,391

Notes to Consolidated Financial Statements (continued)

December 31, 2015 and 2014

Statements of Cash Flows

	Years Ended December 31,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	($754)	$2,721
Adjustments to reconcile net income to net cash provided by operating activities:
Option expense	32	24
Undistributed net (income) loss of subsidiary	1,445	(1,460)
(Increase) decrease in accrued interest receivable and other assets	(18)	(13)
Increase (decrease) in accrued interest payable and other liabilities	4	(4)

Net Cash Provided by Operating Activities	709	1,268

Cash Flows from Investing Activities
Cash consideration for Citizens merger	(1,605)	—

Net Cash Used in Investing Activities	(1,605)	—

Cash Flows from Financing Activities
Proceeds from long-term debt	2,350	—
Repayment of long-term borrowings	—	(3,000)
Proceeds from exercise of options	8	53
Proceeds from issuance of common stock	46	—
Dividends paid	(1,491)	(1,488)

Net Cash Provided by (Used in) Financing Activities	913	(4,435)

Increase (Decrease) in Cash and Cash Equivalents	17	(3,167)
Cash and Cash Equivalents - Beginning	35	3,202

Cash and Cash Equivalents - Ending	$52	$35

Note 18 – Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In preparing these consolidated financial statements, Riverview evaluated the events and transactions that occurred from the date of the financial statements through March 29, 2016, the date these consolidated financial statements were issued, and has identified the following events that require recognition or disclosure in the consolidated financial statements:

•	On March 28, 2016, the Company borrowed $2,050,000 under its $5,000,000 secured guidance line of credit with ACNB Bank, which increased outstanding borrowings under this line to $4,400,000. The Company down-streamed $1,600,000 of the loan proceeds to the Bank as a capital contribution.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits pursuant to the Securities and Exchange Act of 1934 is recorded, processed and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on their evaluation of those controls and procedures as of December 31, 2015, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting.

Management is responsible for establishing and maintaining internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

/s/ Kirk D. Fox	/s/ Theresa M. Wasko
Chief Executive Officer	Chief Financial Officer

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about Directors

The four (4) persons below are Class 3 directors and are up for re-election at the 2016 Annual Meeting of Shareholders.

Nominees for Class 3 Directors

For a Term of Three Years

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Albert J. Evans, 48	2007(3)	Mr. Evans is practicing attorney for more than 20 years and is a Vice President of the law firm of Fanelli, Evans & Patel, P.C. located in Pottsville, Pennsylvania. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 2007. We believe Mr. Evans’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and his knowledge of local communities served by the Bank.

Kirk D. Fox, 49	2007(1)(2)	Mr. Fox is the Chief Executive Officer of Riverview Financial Corporation and Riverview Bank, effective June 30, 2015. Previously, he held the position of President since December 31, 2008. Mr. Fox was an Executive Vice President of HNB Bancorp, Inc. and Chief Lending Officer of Halifax National Bank from August 2004 to December 31, 2008. Prior to that Mr. Fox was Vice President and Commercial Loan Officer for Community Bank, where he worked since 1988. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. We believe Mr. Fox’s qualifications to sit on our Board of Directors include his vast banking knowledge and his experience, leadership skills and familiarity with the communities served by the Bank.

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

R. Keith Hite, 68	2006(1)(2)	Mr. Hite is a Vice President with Blackford Ventures, a Lancaster, Pennsylvania based investment capital firm. He retired six years ago, after 30 years as Executive Director of the Pennsylvania State Association of Township Supervisors. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Hite’s qualifications to sit on our Board of Directors include his executive leadership skills in managing a state association and his extensive knowledge of local markets served by the Bank.

David W. Hoover, 55	2007(1)(2)	Mr. Hoover is the owner and President of Hoover Financial Services, Inc., which is an accounting/tax preparation/business consulting firm located in Halifax, Pennsylvania for nearly 20 years. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. Mr. Hoover has been the Chairman of the Board of Riverview Financial Corporation and Riverview Bank since their inception December 2008. We believe Mr. Hoover’s qualifications to sit on our Board of Directors include his leadership skills, financial expertise and his knowledge of the communities served by the Bank.

Information regarding the Company’s continuing directors is provided as follows:

Class 1 Directors to serve until 2017

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

James G. Ford, II, 68	2006(1)(2)	Mr. Ford is President of the J. LeRue Hess Agency, Inc. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Ford’s qualifications to sit on our Board of Directors include his extensive sales and marketing experience in the insurance industry as well as his leadership as president of a company.

Howard R. Greenawalt, 63	2012(2)	Mr. Greenawalt is a certified public accountant and a former owner and officer of Greenawalt & Company, P.C., a public accounting firm located in Mechanicsburg, Pennsylvania. He retired as an owner of the firm on January 1, 2012, but continues as an employee of the firm. We believe Mr. Greenawalt’s qualifications to sit on our Board of Directors include his extensive audit, accounting and tax background and his familiarity with the Corporation and its wholly-owned bank subsidiary, considering he prepared the corporate tax returns for the Corporation prior to his retirement from his accounting firm.

Name and Age	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Brett D. Fulk, 47	2015	Mr. Fulk is the President and a director of Riverview Financial Corporation and Riverview Bank, effective June 30, 2015. Previously, he was the Chief Operations Officer since he joined the Company and the Bank in July 2011. From November 2007 to June 2011, Mr. Fulk served as a Managing Director of Commercial Services, Pennsylvania division, Regional Executive, and Region President for Susquehanna Bank. From 1990 to 2007, Mr. Fulk served in the capacity of Region President in both the Northcentral PA and York Regions for CommunityBanks (which was acquired by Susquehanna Bank).

William C. Yaag, 64	2012(3)	Mr. Yaag is a partner, treasurer and general manager of Dan-Ed Corporation, which does business as Guers Dairy in Pottsville, Pennsylvania. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 2012. We believe Mr. Yaag’s qualifications to sit on our Board of Directors include his leadership skills and experience in managing a local company and his knowledge of local communities served by the Bank.

Class 2 Directors to serve until 2018

Name and Age Nominees:	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Daniel R. Blaschak, 57	1994(3)	Mr. Blaschak is a director of Blaschak Coal Corporation and a director and treasurer of Penn Equipment Corporation and Fisher Mining Company. He formerly served as a director of Union Bancorp, Inc. and Union Bank and Trust Company, Pottsville, Pennsylvania since 1994. We believe Mr. Blaschak’s qualifications to sit on our Board of Directors include his leadership skills, his knowledge of local communities served by the Bank, and his 21 years of experience as a bank board member.

Joseph D. Kerwin, 52	2005(1)(2)	Mr. Kerwin is a practicing attorney with over 25 years of experience and is a partner with the law firm of Kerwin & Kerwin located in Elizabethville, Pennsylvania. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2005. We believe Mr. Kerwin’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and his knowledge of the communities served by the Bank.

Timothy E. Resh, 62	2008(4)	Mr. Resh is a retired pastor of Brothers Valley Church of the Brethren. He formerly served as the Chairman of the Board of Citizens National Bank of Meyersdale since 2008. We believe Mr. Resh’s qualifications to sit on our Board of Directors include his extensive experience in business management, community leadership, agricultural operations and customer and retail operations.

John M. Schrantz, 65	1994(1)(2)	Mr. Schrantz is President of the Rohrer Companies, Inc. (Rohrer Bus Service). He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1994. Mr. Schrantz has been the Vice-Chairman of the Board of Riverview and the Bank since their inception in December 2008. We believe Mr. Schrantz’s qualifications to sit on our Board of Directors include his financial expertise and leadership skills as president of a local company.

Name and Age Nominees:	Director Since	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

David A. Troutman, 59	2002(1)(2)	Mr. Troutman is President and owner of A.W. Troutman DBA/ Troutman’s Chevrolet – Buick – GMC, an automobile dealership in Millersburg, PA and the owner of W.C. Troutman Company, a finance company in Millersburg, PA. He formerly served as a director of Halifax National Bank since 2002. We believe Mr. Troutman’s qualifications to sit on our Board of Directors include his business expertise and leadership skills as president and owner of a local company and his knowledge of the communities served by the Bank.

(1)	Includes service as a director of First Perry Bancorp, Inc. and its subsidiary, The First National Bank of Marysville and HNB Bancorp, Inc. and its subsidiary, Halifax National Bank.
(2)	Includes service as a director of Riverview Financial Corporation and its subsidiary, Riverview Bank.
(3)	Although the individual became a director of the Corporation effective November 1, 2013 as a result of the consolidation with Union Bancorp, Inc., the year presented includes service as a director of Union Bancorp, Inc. and its subsidiary, Union Bank and Trust Company.
(4)	Although the individual became a director of the Corporation effective December 31, 2015 as a result of the merger of Citizens National Bank of Meyersdale, the year presented includes service as a director of Citizens.

The Board of Directors of the Corporation has a standing Audit Committee comprised of independent directors meeting the heightened independence requirements applicable to audit committee members. The members of the Audit Committee are R. Keith Hite, Chairman, Daniel R. Blaschak, Arthur M. Feld, Howard Greenawalt, Joseph D. Kerwin and Timothy E. Resh. The Audit Committee is charged with providing assistance to the Board in fulfilling its responsibilities to the shareholders in the areas of financial reporting, adherence to policies and procedures, and safeguarding of the Company’s assets. The Board of Directors has determined that Mr. Greenawalt is the “audit committee financial expert” as defined in SEC Regulation S-K, by reason that Mr. Greenawalt is a certified public accountant with an extensive audit, accounting and tax background and familiarity with the banking industry.

The Corporation adopted a Code of Ethics that applies to all directors, officers and employees of the Corporation and the Bank. The Code of Ethics defines the standards of honesty, integrity, impartiality and conduct that are essential to ensure the proper performance of the Company’s business and to ensure the public trust. A copy of the full text of the Code of Ethics may be obtained, without charge, by contacting Maureen Duzick, Secretary, Riverview Financial Corporation, 3901 North Front Street, Harrisburg, Pennsylvania 17110.

Executive Officers

The following table provides information, as of December 31, 2015, about the Corporation’s executive officers; who were not already discussed above in their roles as directors.

Name	Age	Principal Occupation For the Past Five Years and Position Held with Riverview Financial Corporation and Subsidiaries

Theresa M. Wasko	63	Mrs. Wasko is the Chief Financial Officer of Riverview Financial Corporation and Riverview Bank since January 2009. Prior to that, Mrs. Wasko served as the Chief Financial Officer of Great Bear Bank (a bank in organization) from 2007 to 2009 and Chief Financial Officer of East Penn Bank from 1998 to 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

Directors’ Compensation

The following table summarizes the total compensation paid to independent directors during the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash (1) ($)	Bonus ($)	Option Awards (2) ($)	Options Exercised (3) ($)	Total ($)
Felix E. Bartush, Jr.	21,000	—	3,243	—	24,243
Daniel R. Blaschak	21,000	—	3,243	—	24,243
Albert J. Evans	21,000	—	3,243	—	24,243
Arthur M. Feld	23,000	—	3,243	1,838	28,081
James G. Ford, II	21,000	—	3,243	—	24,243
Howard R. Greenawalt	21,000	—	3,243	—	24,243
R. Keith Hite	23,000	—	3,243	—	26,242
David W. Hoover	29,500	—	3,243	—	32,743
Joseph D. Kerwin	21,000	—	3,243	—	24,243
John M. Schrantz	27,500	—	3,243	—	30,743
David A. Troutman	22,000	—	3,243	—	25,243
William C. Yaag	21,000	—	3,243	—	24,243

(1)	Retainer fee for services as a director.
(2)	Options were granted during 2015. The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the common stock option grants for the named executives was $2.82 per share for the 1,150 options granted to each independent director on November 18, 2015.
(3)	The bargain element in the exercise of 750 options, which was reported as income, was the difference between the market value of the stock on the exercise date, which was $13.05 per share, and the exercise price of the options, which was $10.60 per share.

The Corporation maintains a “Director Deferred Fee Agreement” (DDFA) which allows electing directors to defer payment of their director fees until a future date. Under this agreement, the estimated present value of the future benefits is accrued over the effective dates of the agreement at an interest rate that is declared annually by the Board of Directors. Accordingly, the Board of Directors declared the interest rate to be 6.28% for 2015 for the Agreements with Directors Fox and Yaag. The rate is based on the five year average of the 20 year CMT, plus 3%, with a minimum rate of 4%.

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

Named Executive Officer Compensation

The following table summarizes the total compensation for Kirk D. Fox, Riverview Financial Corporation’s Chief Executive Officer, Brett D. Fulk, Riverview Financial Corporation’s President, and Theresa M. Wasko, Riverview Financial Corporation’s Chief Financial Officer for the past two (2) fiscal years. These individuals are referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation		Total
Kirk D. Fox,	2015	$331,500	$100,000	$12,690	$98,183	(2)	$542,373
President	2014	325,000	25,000	28,000	98,139	(3)	476,139

Brett D. Fulk	2015	316,200	100,000	12,690	44,677	(4)	473,567
Chief Operations Officer	2014	310,000	25,000	28,000	44,346	(5)	404,346

Theresa M. Wasko	2015	164,383	10,000	—	10,250	(6)	184,633
Chief Financial Officer	2014	161,160	15,000	5,600	16,139	(7)	197,899

(1)	The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the common stock option grants for the named executives was $1.40 per share for 2014.
(2)	Includes an automobile allowance for personal use of $1,819; 401(k) match of $11,282; life insurance premiums of $317; profit sharing of $3,811; change of $10,464 in accrued pension value of supplemental retirement plan; deferred compensation earnings of $45,490; bank contribution to deferred compensation plan of $10,000; and director fees of $15,000.

(3)	Includes an automobile allowance for personal use of $1,702; 401(k) match of $7,800; life insurance premiums of $296; profit sharing of $13,000; change of $9,492 in accrued pension value of supplemental retirement plan; deferred compensation earnings of $45,834; country club membership of $1,015; vacation reimbursement of $4,000; and director fees of $15,000.
(4)	Includes an automobile allowance for personal use of $7,136; 401(k) match of $10,207; life insurance premiums of $305; profit sharing of $4,766; private and country club membership of $1,765; change of $7,488 in accrued pension value of supplemental retirement plan; deferred compensation earnings of $5,510; and a director fee of $7,500.
(5)	Includes an automobile allowance for personal use of $5,388; 401(k) match of $10,400; life insurance premiums of $285; profit sharing of $13,000; private and country club membership of $1,445; and change of $6,828 in accrued pension value of supplemental retirement plan; and vacation reimbursement of $4,000.
(6)	Includes a 401(k) match of $6,875; life insurance premiums of $305; profit sharing of $3,070.
(7)	Includes a 401(k) match of $7,046; life insurance premiums of $285; profit sharing of $8,808.

Messrs. Fox and Fulk are parties to three-year term evergreen employment agreements. On every anniversary date of each agreement, the employment period is extended automatically for one additional year, unless notice of nonrenewal is given. The agreements provide that the executives may participate in those employee benefit plans for which they are eligible. Each also provides that if the executive is terminated without cause or, if after a change in control, there is a reduction in his salary or benefits, or a change in his reporting responsibilities, duties or titles. he will receive three times his annual compensation, as defined in the agreement and includes the amount the Bank pays for employee benefits for the executive for a one year period, which will be paid in 24 equal monthly installments beginning within 30 days from his separation of service. In addition, for Mr. Fox only, the Bank shall transfer and deliver title to the Bank automobile which he uses at the time of separation.

Mrs. Wasko is party to a one-year term evergreen employment agreement, which provides that she will receive one times her annual base salary, payable in 12 equal monthly installments in the event she is terminated without cause or, if after a change in control. She will also be reimbursed for the monthly premium paid to obtain substantially similar employee benefits for 12 months following the date of termination of employment or until the she secures substantially similar benefits through other employment, whichever occurs first.

If the payments to be paid as described above for Messrs Fox and Fulk are determined to be parachute payments, subjecting the executive to excise taxes, the executive will receive an additional cash payment in an amount such that the after-tax proceeds of such payment will be equal to the amount of the excise tax.

On January 24, 2012, the Employment Agreement of Mr. Fox was amended and restated to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

On November 16, 2011, Mr. Fox signed a Noncompetition Agreement. The purpose for the noncompetition agreement was to define the restrictions placed on the executives during and after his employment with the Corporation and the Bank in terms of being engaged in certain activities which may be considered to be competitive with the goodwill and proprietary rights of Riverview and Riverview Bank. In consideration of the executives entering into this agreement, Riverview Bank:

•	paid the executive $10,250 upon its execution;

•	provides the executive with a membership at a country club during their employment; and

•	provides the executive with an additional $10,000 in supplemental term insurance during their employment.

Riverview maintains an “Executive Deferred Compensation” program in which two of Riverview’s executives participate, allowing the executives to defer payment of their base salary, bonus and performance based compensation until a future date. Under this agreement, the estimated present value of the future benefits is accrued over the effective dates of the agreement at an interest rate that is declared annually by the board of directors. Accordingly, the board of directors declared the interest rate to be 6.28% for 2015. The agreement is unfunded, with benefits to be paid from Riverview’s general assets.

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

In establishing base salaries for 2015, the Compensation Committee considered the Corporation’s financial performance in comparison with historical trends and peer group and market based industry data. In consideration of the general economic conditions prevailing in 2015 and the Corporation’s financial performance in spite of such conditions, and to maintain a competitive salary base for the executive officers, the Committee determined that an increase in base salary for 2015 was appropriate.

Bonuses

The annual bonus is tied to the Corporation’s performance and is not only granted to the named executive officers but was granted to all employees of the Corporation during 2015. This award is made at the discretion of the Board of Directors if the Board is of the opinion that such an award is merited. The bonus is designed to align the employees’ interests with those of shareholders by linking the Corporation’s performance to such a cash award.

Director Fees

Messrs. Fox and Fulk are members of the Board of Directors and each received the equivalent of $15,000 per year as a retainer fee for serving on the Board. Since Mr. Fulk became a member of the Board effective June 30, 2015, he received six months of the retainer.

Profit Sharing/401(k) Plan

Executive officers participate in the Profit Sharing/401(k) Plan, which is offered to all full-time employees who have completed at least one year of service and are at least 18 years of age. This plan is a means for employees to contribute and save for their retirement, and it has a combined tax qualified savings feature and profit sharing feature for employees. The Corporation makes a contributory match to the plan for each participating employee at a discretionary percentage of their respective compensation. The Corporation may also make a discretionary contribution annually to the plan based upon the corporation’s financial performance. This discretionary contribution is designed to award employees for contributing to the Corporation’s financial success. Contributions are expressed as a percentage of base salary and executive officers receive the same percentage of base salary as all other employees. During 2015, the percentage of the discretionary contribution made to all eligible 401(k) participants was approximately 1.8%.

Stock Option Plan

In January 2009, the Corporation adopted the 2009 Stock Option Plan. The purpose of the 2009 Plan was to advance the development, growth and financial condition of the Corporation by providing incentives through participation in the appreciation of the common stock of the Corporation to secure, retain and motivate the Corporation’s directors, officers and key employees and to align such person’s interests with those of Corporation’s shareholders.

Supplemental Executive Retirement Plan

In 2008, HNB Bancorp, a predecessor of the Corporation, implemented a supplemental executive retirement plan covering Kirk D. Fox, who at the time was an Executive Vice President of HNB Bancorp. The plan was assumed by the Corporation after the consolidation of HNB Bancorp with First Perry Bancorp, forming Mr. Fulk will receive $20,000 per year for 20 years beginning upon his termination of employment after reaching normal retirement age, unless his termination is due to “cause” as defined by the agreement.

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

The following table presents equity incentive plan awards outstanding at December 31, 2015 for each named executive officer and information relating to those option awards that are unexercised and option awards that have not vested:

Outstanding Equity Awards at December 31, 2015
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Grant Date	Option exercise price ($/Share)		Option Expiration Date
Kirk D. Fox	25,000	—	1/21/2009	$10.60	(1)	1/21/2019
	3,000	—	9/16/2009	$10.60	(1)	9/16/2019
	—	20,000	5/5/2014	$10.00		5/5/2024
	—	4,500	11/18/2015	$13.05		11/18/2025
Brett D. Fulk	11,000	—	12/07/2011	$10.60		12/07/2021
	10,000	—	1/4/2012	$10.35		1/4/2022
	—	20,000	5/5/2014	$10.00		5/5/2024
	—	4,500	11/18/2015	$13.05		11/18/2025
Theresa M. Wasko	10,000	—	1/21/2009	$10.60	(1)	1/21/2019
	5,000	—	9/16/2009	$10.60	(1)	9/16/2019
	—	4,000	5/5/2014	$10.00		5/5/2024

(1)	On December 7, 2011, the Board of Directors approved the reduction of the exercise price of the options granted in 2009 and 2011 from $13.00 per share to $10.60 per share, which was the fair market value of the stock at that date.

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

The Compensation Committee is comprised of Joseph D. Kerwin, Chairman, David W. Hoover and John M. Schrantz., who are all considered to be independent (as independence is currently defined in the NASDAQ listing standards). In addition, Kirk D. Fox, Chief Executive Officer, and Brett D. Fulk, President, are ex officio members of the Compensation Committee, but do not participate in their own review or vote on their own compensation increases. During 2015, there were no interlocking relationships between Riverview’s executives and compensation committee members, and executives and compensation committee members of other entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders

To the best of our knowledge, no person or entity owned of record or beneficially, on March 25, 2016, more than 5% of the outstanding Corporation’s common stock.

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

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Directors and Nominees:
Felix E. Bartush, Jr.	47,000	1.42%
Daniel R. Blaschak	16,086	0.49%
Albert J. Evans	11,618	0.35%
Arthur M. Feld	20,350	0.62%
James G. Ford, II (2)	15,675	0.47%
Kirk D. Fox (3)	33,245	1.01%
Brett D. Fulk (4)	31,366	0.95%
Howard R. Greenawalt	8,000	0.24%
R. Keith Hite (2)	34,700	1.05%
David W. Hoover (2)	28,644	0.87%
Joseph D. Kerwin (2)	29,123	0.88%
Timothy E. Resh	2,969	0.09%
John M. Schrantz (2)	19,437	0.59%
David A. Troutman (2)	31,055	0.94%
William C. Yaag	8,888	0.27%
Non-Director Executive Officers:
Theresa M. Wasko (5)	16,561	0.50%

All directors and executive officers as a group (16 persons)	354,717	10.73%

(1)	Beneficial ownership of shares of the Corporation’s common stock is determined in accordance with Securities and Exchange Commission Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contact, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of the stock; or (ii) investment power, which includes the power to dispose or direct the disposition of the stock; or (iii) the right to acquire beneficial ownership within 60 days after December 31, 2015.
(2)	Total includes 5,750 fully vested options that may be exercised at any time.
(3)	Total includes 28,000 fully vested options that may be exercised at any time.
(4)	Total includes 21,000 fully vested options that may be exercised at any time.
(5)	Total includes 15,000 fully vested options that may be exercised at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table discloses the number of outstanding options granted by the Corporation to participants in all equity compensation plans, as well as the number of securities remaining available for future issuance under the plans as of December 31, 2015

Information pertaining to options outstanding at December 31, 2015 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan not approved by shareholders	344,250	(1)	$10.48	—
Plan approved by shareholders	—		—	—

(1)	Effective January 4, 2012, the 2009 Plan was amended and restated to increase the number of common shares available under the Plan, in the aggregate, to 220,000 shares as compared with 170,000 shares. On April 16, 2014, the 2009 the Plan was again amended and restated to increase the total number of shares of common stock by 130,000 shares, thus increasing the total number of available shares under the Plan to 350,000 shares. On March 24, 2016, the Company filed a Registration Statement to register 344,250 shares of its no par value common stock for issuance pursuant to the exercise of stock options issued under the Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Currently, the Board of Directors is comprised of fifteen members. The Corporation has chosen to follow the NASDAQ Stock Market standards for independence. Under those standards, the following thirteen directors are considered independent: Messrs. Bartush, Blaschak, Evans, Feld, Ford, Greenawalt, Hite, Hoover, Kerwin, Resh, Schrantz, Troutman and Yaag. This constitutes more than a majority of the Board of Directors. Only independent directors serve on our Audit Committee, Compensation Committee and Governance and Nominating Committee.

In determining the directors’ independence, the Board of Directors considered the services provided, loan transactions between Riverview Bank and the directors, their respective family members and businesses with whom they are associated, as well as any contributions made to non-profit organizations with whom the directors are associated.

The following table includes a description of other categories or types of transactions, relationships or arrangements considered by the Board (in addition to those listed above and under the section entitled “Transactions with Directors and Executive Officers” below) in reaching its determination that the thirteen directors are independent.

Name	Independent	Other Transactions/Relationships/Arrangements
Mr. Bartush	Yes	Signage
Mr. Blaschak	Yes	None
Mr. Evans	Yes	Legal services
Mr. Feld	Yes	Legal services – loan closings and collection work
Mr. Ford	Yes	Insurance consulting
Mr. Greenawalt	Yes	Fixed asset recordkeeping and consulting
Mr. Hite	Yes	None
Mr. Hoover	Yes	Payroll processing services
Mr. Kerwin	Yes	Legal services – contracts
Mr. Resh	Yes	None
Mr. Schrantz	Yes	None
Mr. Troutman	Yes	Automobile sales and repairs
Mr. Yaag	Yes	None

In each case, the Board determined that none of the transactions noted impair the independence of the director.

Some of the Corporation’s directors and executive officers and the companies with which they are associated were customers of, and had banking transactions with, the Corporation’s subsidiary bank, Riverview Bank and its operating divisions, Marysville Bank and Halifax Bank, during 2015. All loans and loan commitments made to them and to their companies were made in the ordinary course of bank business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other customers of the Bank, and did not involve more than a normal risk of collectability or present other unfavorable features. The Corporation anticipates that the Bank will enter into similar transactions in the future.

The Board of Directors must approve all related party transactions that are significant. In turn, the director or officer in question is excused from the Board meeting at the time the decision is made.

Riverview did not pay any of the independent directors more than $120,000 for any services they rendered to either the Corporation or to Riverview Bank during 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Upon recommendation of the Corporation’s Audit Committee, Smith Elliott Kearns & Company, LLC has been selected by the Board of Directors as the independent auditors for 2016. Smith Elliott Kearns & Company, LLC has been the independent certified public accounting firm for Riverview Financial Corporation since 2009. Aggregate fees billed by Smith Elliott Kearns & Company, LLC for services rendered in the aggregate for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Audit fees(1)	$74,495	$62,600
Audit-related fees(2)	11,210	23,195
Tax fees(3)	10,490	13,900
All other fees(4)	—	2,310

Total	$96,195	$102,005

(1)	Audit fees were for professional services rendered for the audits of the consolidated financial statements of the Company for the years ended December 31, 2015 and 2014, reviews of interim financial statements included in 10-Q filings for 2015 and review of the annual filings on Form 10-K for 2015 and 2014.
(2)	Audit related fees were for professional services rendered in connection with certain regulatory reporting requirements, consents and other required procedures in connection with the filings for the Citizens merger completed December 31, 2015.

(3)	Tax fees were for professional services rendered for preparation of the Company’s corporate tax returns and other tax compliance issues.
(4)	Other fees were for consultations concerning general accounting issues.

The report issued by Smith Elliott Kearns & Company, LLC in connection with the audit of the financial statements of the Corporation for the year ended December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

3.	The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

2.1	Agreement and Plan of Merger, dated October 30, 2014, between Riverview Financial Corporation and The Citizens National Bank of Meyersdale. (Incorporated by reference to Annex A included in Riverview’s Registration Statement on Form S-4 (Registration No. 333-201017 file December 17, 2014.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

21.1	Subsidiaries of Registrant.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2016

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Executive Officer)

Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Kirk D. Fox Kirk D. Fox Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2016

By:	/s/ Theresa M. Wasko Theresa M. Wasko Chief Financial Officer (Principal Financial Officer)	March 30, 2016

By:	/s/ Felix Bartush Felix Bartush, Director	March 30, 2016

By:	/s/ Daniel R. Blaschak Daniel R. Blaschak, Director	March 30, 2016

By:	/s/ Albert J. Evans Daniel R. Blaschak, Director	March 30, 2016

By:	/s/ Arthur M. Feld Arthur M. Feld, Director	March 30, 2016

By:	/s/ James G. Ford, II James G. Ford, II, Director	March 30, 2016

DATE

By:	/s/ Brett D. Fulk Brett D. Fulk, President & Director	March 30, 2016

By:	/s/ Howard R. Greenawalt Howard R. Greenawalt, Director	March 30, 2016

By:	/s/ R. Keith Hite R. Keith Hite, Director	March 30, 2016

By:	/s/ David W. Hoover David W. Hoover, Chairman of the Board and Director	March 30, 2016

By:	/s/ Joseph D. Kerwin Joseph D. Kerwin, Director	March 30, 2016

By:	/s/ Timothy E. Resh Timothy E. Resh, Director	March 30, 2016

By:	/s/ John M. Schrantz John M. Schrantz, Vice Chairman of the Board and Director	March 30, 2016

By:	/s/ David A. Troutman David A. Troutman, Director	March 30, 2016

By:	/s/ William C. Yaag William C. Yaag, Director	March 30, 2016

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 30, 2014, between Riverview Financial Corporation and The Citizens National Bank of Meyersdale. (Incorporated by reference to Annex A included in Riverview’s Registration Statement on Form S-4 (Registration No. 333-201017 filed December 17, 2014.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

21.1	Subsidiaries of Registrant.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) furnished herewith.