Form 10-Q
period 2016-03-31
Riverview Financial Corp
filed 2016-05-13
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,217,434 shares of Common Stock, with no par value per share, outstanding as of May 5, 2016.

RIVERVIEW FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$13,145	$14,679
Interest bearing deposits	11,204	7,018

Cash and cash equivalents	24,349	21,697
Interest bearing time deposits with banks	990	991
Investment securities available for sale	73,317	75,850
Mortgage loans held for sale	594	1,094
Loans, net of allowance for loan losses of $3,717 - 2016; $4,365 - 2015	397,765	405,480
Premises and equipment	12,349	12,373
Accrued interest receivable	1,610	1,594
Restricted investments in bank stocks	1,596	2,315
Cash value of life insurance	11,846	11,764
Foreclosed assets	1,043	885
Goodwill	4,757	4,757
Intangible assets	1,425	1,501
Deferred tax assets	7,097	7,444
Other assets	2,177	1,704

Total Assets	$540,915	$549,449

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$69,935	$70,106
Demand, interest bearing	135,663	131,564
Savings and money market	114,753	110,526
Time	135,153	136,146

Total deposits	455,504	448,342
Short-term borrowings	25,000	42,575
Long-term borrowings	11,400	9,350
Accrued interest payable	267	236
Other liabilities	5,766	6,643

Total Liabilities	497,937	507,146

Shareholders’ Equity
Preferred stock, 2016 and 2015, no par value; authorized 3,000,000 shares	—	—
Common stock, 2016 and 2015 no par value; authorized 5,000,000 shares; issued and outstanding 2016 3,206,927 shares and 2015 3,205,544 shares	22,077	22,077
Surplus	6,812	6,784
Retained earnings	13,861	13,550
Accumulated other comprehensive income (loss)	228	(108)

Total Shareholders’ Equity	42,978	42,303

Total Liabilities and Shareholders’ Equity	$540,915	$549,449

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)	Three Months Ended March 31,
	2016	2015
Interest and Dividend Income
Loans, including fees	$4,513	$3,833
Investment securities - taxable	401	243
Investment securities - tax exempt	136	94
Federal funds sold	1	—
Interest-bearing deposits	15	9
Dividends	29	43

Total Interest and Dividend Income	5,095	4,222

Interest Expense
Deposits	466	439
Short-term borrowings	43	15
Long-term debt	56	55

Total Interest Expense	565	509

Net Interest Income	4,530	3,713
Provision for Loan Losses	99	—

Net Interest Income after Provision for Loan Losses	4,431	3,713

Noninterest Income
Service charges on deposit accounts	111	98
Other service charges and fees	165	137
Earnings on cash value of life insurance	82	51
Fees and commissions from securities brokerage	177	209
Loss on sale of available for sale securities	(2)	—
Gain (loss) on sale and valuation of other real estate owned	6	(26)
Gain on sale of mortgage loans	78	78

Total Noninterest Income	617	547

Noninterest Expenses
Salaries and employee benefits	2,151	2,078
Occupancy expenses	381	436
Equipment expenses	172	161
Telecommunication and processing charges	347	293
Postage and office supplies	102	88
FDIC premiums	120	68
Bank shares tax expense	105	85
Directors’ compensation	90	86
Professional services	93	168
Amortization of intangible assets	77	67
Other expenses	483	328

Total Noninterest Expenses	4,121	3,858

Income before Income Taxes	927	402
Applicable Federal Income Tax Expense	174	28

Net Income	$753	$374

Basic and Diluted Earnings Per Share	$0.23	$0.14

Dividends Per Share	$0.14	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
	(In thousands)
Net income	$753	$374
Other comprehensive income, net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized gains arising during the period, net of tax of ($173) and ($45)	334	86
Reclassification adjustment for losses included in net income	2	—

Net change in unrealized gains	336	86

Total other comprehensive income, net of tax	336	86

Total comprehensive income	$1,089	$460

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2016 and 2015

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance – January 1, 2015	$22,077	$201	$15,795	$135	$38,208
Net income	—	—	374	—	374
Other comprehensive income	—	—	—	86	86
Compensation cost of option grants	—	8	—	—	8
Cash dividends, $0.1375 per share	—	—	(373)	—	(373)

Balance – March 31, 2015	$22,077	$209	$15,796	$221	$38,303

Balance – January 1, 2016	$22,077	$6,784	$13,550	($108)	$42,303
Net income	—	—	753	—	753
Other comprehensive income	—	—	—	336	336
Compensation cost of option grants	—	11	—	—	11
Issuance of 1,383 shares of common stock to ESPP	—	17	—	—	17
Cash dividends, $0.1375 per share	—	—	(442)	—	(442)

Balance – March 31, 2016	$22,077	$6,812	$13,861	$228	$42,978

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$753	$374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	175	154
Provision for loan losses	99	—
Granting of stock options	11	8
Net amortization of premiums on securities available for sale	138	108
Net (gain) loss from write-down or sale of foreclosed real estate and other assets	(6)	26
Net loss on sale of securities – available for sale	2	—
Accretion of purchase adjustment on loans	(115)	(49)
Amortization of intangible assets	77	67
Deferred income taxes	186	(76)
Proceeds from sale of mortgage loans	4,769	3,993
Net gain on sale of mortgage loans	(78)	(78)
Mortgage loans originated for sale	(4,191)	(4,115)
Earnings on cash value of life insurance, net	(82)	(51)
Increase in accrued interest receivable and other assets	(502)	(179)
Decrease in accrued interest payable and other liabilities	(846)	(499)

Net Cash Provided by (Used in) Operating Activities	390	(317)

Cash Flows from Investing Activities
Net maturities of interest bearing time deposits	1	—
Securities available for sale:
Purchases	(1,038)	—
Proceeds from maturities, calls and principal repayments	1,845	1,463
Proceeds from sales	2,095	—
Proceeds from the sale of foreclosed real estate	724	244
Net (increase) decrease in restricted investments in bank stock	719	(460)
Net (increase) decrease in loans	6,855	(7,203)
Purchases of premises and equipment	(151)	(209)

Net Cash Provided by (Used in) Investing Activities	11,050	(6,165)

Cash Flows from Financing Activities
Net increase in deposits	7,162	633
Increase (decrease) in short-term borrowings	(17,575)	9,500
Proceeds from long-term debt	2,050	—
Payment of capital lease	—	(1,655)
Proceeds from issuance of common stock	17	—
Dividends paid	(442)	(373)

Net Cash Provided by (Used in) Financing Activities	(8,788)	8,105

Net Increase in Cash and Cash Equivalents	2,652	1,623
Cash and Cash Equivalents - Beginning	21,697	14,580

Cash and Cash Equivalents - Ending	$24,349	$16,203

Supplemental Disclosures of Cash Flows Information
Interest paid	$534	$509

Income taxes paid	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$876	$369

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

Effective November 1, 2013, Riverview and Union Bancorp, Inc. (“Union”) consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (the “Company”). Riverview Bank (the “Bank”) is the wholly-owned subsidiary of the Company. Effective December 31, 2015, The Citizens National Bank of Meyersdale (“Citizens”) merged with and into Riverview Bank, with Riverview Bank surviving. The balance sheet as of December 31, 2015, includes the former Citizens’ assets and liabilities.

The Company’s financial results reflect the consolidation of Riverview and Union with and into Riverview Bank and the merger of Citizens with and into Riverview Bank under the purchase method of accounting, with the Company treated as the acquirer from an accounting standpoint. In the case of the consolidation of Riverview and Union, the Company was formed and treated as a recapitalization of Riverview, with Riverview’s assets and liabilities recorded at their historical values, and Union’s assets and liabilities recorded at their fair values as of the effective date of the consolidation.

The Bank is a Pennsylvania state chartered bank. The Company and the Bank are subject to regulation by certain state and federal agencies. These regulatory agencies periodically examine the Company and the Bank for adherence to laws and regulations.

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

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and predominant practices within the banking industry, and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or any other future period.

The consolidated financial statements presented in this report should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015, included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016.

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

The Company evaluates estimates on an ongoing basis. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of goodwill, the valuation of deferred tax assets, the determination of other-than-temporary impairment on securities and the valuation of real estate acquired by foreclosure

Note 1 - Summary of Significant Accounting Policies (continued)

or in satisfaction of loans. The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly affected by significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals of the value of significant collateral.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of any such change cannot be estimated.

Accounting Policies

The accounting policies of the Company as applied in the interim consolidated financial statements presented, are substantially the same as those followed on an annual basis, as applied in the Company’s annual consolidated audited financial statements included in the Company’s Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for Riverview Financial Corporation for the year ended December 31, 2015. The results of interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Segment Reporting

The Company operates in a single business segment consisting of traditional banking activities.

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from the date of the financial statements through May 13, 2016, the date this Form 10-Q was filed, and has not identified any events, that require recognition or disclosure in the consolidated financial statements.

Note 2 - Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares that would have been outstanding if dilutive potential common shares had been issued. The Company’s potential common stock equivalents consist of outstanding common stock options, for 344,250 shares of Riverview common stock as of March 31, 2016 and 322,200 shares as of March 31, 2015.

The following table presents the computation of earnings per share for the three months ended March 31, 2016 and 2015.

	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2016:
Basic EPS	$753	3,206,501	$0.23
Dilutive effect of potential common stock options		15,504

Diluted EPS	$753	3,222,005	$0.23

	Income Numerator	Common Shares Denominator	EPS
2015:
Basic EPS	$374	2,708,840	$0.14
Dilutive effect of potential common stock options		50,632

Diluted EPS	$374	2,759,472	$0.14

Note 3 – Changes in Accumulated Other Comprehensive Income

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

The following tables illustrate the changes in the balances of each component of accumulated other comprehensive income for the periods presented:

	March 31, 2016
(In thousands)	Unrealized Gains and Losses on Available-for- Sale	Defined Benefit Pension Items	Total
Beginning balance	$461	($569)	($108)

Other comprehensive income (loss) before reclassifications	507	—	507
Amounts reclassified from accumulated other comprehensive income(1)	2	—	2
Tax effect of current period changes(2)	(173)	—	(173)

Net current-period other comprehensive income (loss)	336	—	336

Ending balance	$797	($569)	$228

(1)	Included in (gain) loss on sale of available for sale securities on the Consolidated Statements of Income.
(2)	$1,000 included in tax expense on the Consolidated Statements of Income and the remainder is included in Accumulated Other Comprehensive Income.

	March 31, 2015
	Unrealized Gains and Losses on Available-for- Sale	Defined Benefit Pension Items	Total
Beginning balance	$477	($342)	$135

Other comprehensive income (loss) before reclassifications	131	—	131
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	—
Tax effect of current period changes(2)	(45)	—	(45)

Net current-period other comprehensive income (loss)	86	—	86

Ending balance	$563	($342)	$221

(1)	Included in gain on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in Accumulated Other Comprehensive Income.

Note 4 - Investment Securities Available-for-Sale

The following tables present the amortized cost and estimated fair values of investment securities at March 31, 2016 and December 31, 2015, all of which were available-for-sale:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency securities	$3,895	$85	$—	$3,980
State and municipal	33,530	724	17	34,237
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	24,565	252	1	24,816
Collateralized mortgage obligations (CMOs)	1,659	44	1	1,702
Corporate debt obligations	7,991	99	—	8,090
Equity securities, financial services	470	38	16	492

	$72,110	$1,242	$35	$73,317

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasuries	$103	$—	$—	$103
U.S. Government agency securities	4,708	29	—	4,737
State and municipal	34,197	587	14	34,770
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	25,942	116	35	26,023
Collateralized mortgage obligations (CMOs)	1,741	35	3	1,773
Corporate debt obligations	7,989	17	62	7,945
Equity securities, financial services	471	31	2	499

	$75,151	$815	$116	$75,850

The amortized cost and fair value of debt securities available-for-sale at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$232	$235
Due after one year through five years	2,509	2,546
Due after five years through ten years	18,799	19,130
Due after ten years	23,876	24,396

	45,416	46,307

Mortgage-backed securities	24,565	24,816
CMOs	1,659	1,702
Equity securities	470	492

	26,694	27,010

	$72,110	$73,317

Securities with an amortized cost of $50,128,000 and a fair value of $51,127,000 were pledged at March 31, 2016 as collateral for public fund deposits and for other purposes as required or permitted by law. In comparison, at December 31, 2015, securities with an

Note 4 - Investment Securities Available-for-Sale (continued)

amortized cost of $52,384,000 and a fair value of $53,039,000 were pledged for the same purposes. Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position were as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2016:
Available-for-sale:
State and municipal	$1,030	$7	$654	$10	$1,684	$17
Mortgage-backed securities	2,432	1	—	—	2,432	1
Collateralized mortgage obligations (CMOs)	712	1	—	—	712	1
Equity securities, financial services	179	16	—	—	179	16

	$4,353	$25	$654	$10	$5,007	$35

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2015:
Available-for-sale:
State and municipal	$—	$—	$652	$14	$652	$14
Mortgage-backed securities	9,513	35	—	—	9,513	35
Collateralized mortgage obligations (CMOs)	725	3	—	—	725	3
Corporate debt obligations	3,937	62	—	—	3,937	62
Equity securities, financial services	164	2	—	—	164	2

	$14,339	$102	$652	$14	$14,991	$116

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis. It is management’s intent to hold all investments until maturity unless market, economic, credit quality or specific investment concerns warrant a sale of securities. Consideration is given to (1) the length of time and the extent to which the fair value of securities has been less than cost, (2) the credit quality or financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2016, fourteen securities had unrealized losses as compared with a total of sixteen securities with unrealized losses at December 31, 2015. Management believes the unrealized losses relate to changes in interest rates since the time the individual securities were purchased as opposed to underlying credit issues. Because the Company does not intend to sell any of these debt securities, and it is more likely than not that the Company will not be required to sell any debt securities before the cost bases are recovered, no declines were deemed to be other-than-temporary.

During the three months ended March 31, 2016, one U.S Treasury note, twelve mortgage-backed securities and eight municipal bonds were sold, with no gains or losses from the sale. However, a loss of $2,000 was recorded during the three months ended March 31, 2016 due to one municipal bond that was called. There were no securities sold during the three months ended March 31, 2015.

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses

The loan portfolio comprises the major component of the Company’s earning assets and is the highest yielding asset category. Loans receivable are summarized as follows for the periods presented:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial	$45,420	$46,076
Commercial real estate	208,720	205,500
Commercial land and land development	9,527	18,599
Residential real estate	115,282	117,669
Home equity lines of credit	18,047	17,437
Consumer installment	4,486	4,564

Total loans	$401,482	$409,845
Allowance for loan losses	(3,717)	(4,365)

Total loans, net	$397,765	$405,480

The Bank takes a balanced approach to its lending activities, managing risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, engaging in ongoing monitoring efforts with attention to portfolio dynamics and mix, and using procedures that are consistently applied and updated on an annual basis. The Bank contracts with an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through, among other things, an evaluation of how the Bank’s established underwriting criteria is applied in originating credits. Separately, every loan booked and every loan application turned down undergoes an internal review for conformity with established policies and compliance with lending laws. The Bank has maintained its loan underwriting criteria, and management believes its standards are conservative. All of the Bank’s loans are to domestic borrowers.

The Bank’s management monitors the loan portfolio on a regular basis, performing a detailed analysis of loans by portfolio segment. Portfolio segments represent pools of loans with similar risk characteristics. There are eight portfolio segments - commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. For the purpose of estimating the allowance for loan losses, purchased loan participations in the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/construction loans are also separately evaluated. In addition, the Company separately evaluates the acquired Union Bank and Citizens portfolios.

Internal policy requires that the Chief Credit Officer make a quarterly report to the Board of Directors to discuss the status of the loan portfolio and any related credit quality issues. These reports include, but are not limited to, information on past due and nonaccrual loans, impaired loans, the allowance for loan losses, changes in the allowance for loan losses, credit quality indicators and foreclosed assets.

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

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents an aging of loans receivable by loan portfolio segments as of March 31, 2016 and December 31, 2015, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
March 31, 2016:
Commercial	$174	$—	$293	$467	$44,953	$45,420	$34
Commercial real estate:
Non-owner occupied	144	2,134	—	2,278	105,463	107,741	—
Owner occupied	276	102	282	660	74,974	75,634	—
1-4 family investment	130	—	318	448	24,897	25,345	—
Commercial land and land development	—	—	—	—	9,527	9,527	—
Residential real estate	3,221	215	396	3,832	111,450	115,282	165
Home equity lines of credit	419	—	36	455	17,592	18,047	—
Consumer	3	—	—	3	4,483	4,486	—

Total	$4,367	$2,451	$1,325	$8,143	$393,339	$401,482	$199

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
December 31, 2015
Commercial	$34	$—	$1,007	$1,041	$45,035	$46,076	$—
Commercial real estate:
Non-owner occupied	—	—	24	24	110,431	110,455	—
Owner occupied	172	447	270	889	68,758	69,647	—
1-4 family investment	131	—	265	396	25,002	25,398	—
Commercial land and land development	—	250	—	250	18,349	18,599	—
Residential real estate	1,163	1,025	595	2,783	114,886	117,669	89
Home equity lines of credit	46	412	36	494	16,943	17,437	—
Consumer	10	—	1	11	4,553	4,564	—

Total	$1,556	$2,134	$2,198	$5,888	$403,957	$409,845	$89

Loan balances presented above include net deferred loan fees of $821,000 and $764,000 at March 31, 2016 and December 31, 2015, respectively.

Included within the loan portfolio are loans for which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower. Such loans approximated $1,949,000 and $3,182,000 at March 31, 2016 and December 31, 2015, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $47,000 and $43,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents loans by loan portfolio segments that were on a nonaccrual status as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Commercial	$394	$1,143
Commercial real estate:
Non-owner occupied	—	24
Owner occupied	496	766
1-4 family investment	318	328
Commercial land and land development	—	—
Residential real estate	705	885
Home equity lines of credit	36	36

Total	$1,949	$3,182

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank further identifies all loans in nonaccrual status and troubled debt restructured loans as impaired loans, except for large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the measure of an impaired loan results in a realizable value that is less than the recorded investment in the loan, the difference is recorded as a specific valuation allowance against that loan, and the Bank then makes the appropriate adjustment to the allowance for loan losses.

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following presents impaired loans by loan portfolio segments for the periods presented:

	March 31, 2016					March 31, 2015
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment in Impaired Loans	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$898	$2,021	$—	$1,395	$7	$1,183	$7
Commercial real estate:
Non-owner occupied	2,156	2,156	—	2,163	19	2,203	19
Owner occupied	975	975	—	978	19	914	15
1-4 family investment	866	873	—	875	7	819	5
Commercial land and land development	—	—	—	—	—	218	—
Residential real estate	2,383	2,520	—	2,574	31	2,343	19
Home equity lines of credit	398	398	—	441	3	416	—

	$7,676	$8,943	$—	$8,426	$86	$8,096	$65

Loans with an allowance recorded:
Commercial	$135	$135	$1	$136	$—	$—	$—
Commercial real estate:
Owner occupied	214	214	1	214	—	—	—
1-4 family investment	187	187	6	186	—	192	—
Residential real estate	120	120	33	121	1	124	1

	$656	$656	$41	$657	$1	$316	$1

Total
Commercial	$1,033	$2,156	$1	$1,531	$7	$1,183	$7
Commercial real estate:
Non-owner occupied	2,156	2,156	—	2,163	19	2,203	19
Owner occupied	1,189	1,189	1	1,192	19	914	15
1-4 family investment	1,053	1,060	6	1,061	7	1,011	5
Commercial land and land development	—	—	—	—	—	218	—
Residential real estate	2,503	2,640	33	2,695	32	2,467	20
Home equity lines of credit	398	398	—	441	3	416	—

	$8,332	$9,599	$41	$9,083	$87	$8,412	$66

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2015:
Loans with no related allowance recorded:
Commercial	$994	$994	$—	$1,018	$28
Commercial real estate:
Non-owner occupied	2,163	2,163	—	2,178	78
Owner occupied	1,462	1,462	—	999	100
1-4 family investment	879	879	—	892	29
Residential real estate	2,526	2,644	—	2,325	122
Home equity lines of credit	400	400	—	445	11

	8,424	8,562	—	7,857	368
Loans with an allowance recorded:
Commercial	793	1,193	700	663	21
Commercial real estate:
Non-owner occupied	24	155	1	8	4
1-4 family investment	186	193	7	190	—
Residential real estate	121	121	7	123	5

	1,124	1,662	715	984	30
Total
Commercial	1,787	2,187	700	1,681	49
Commercial real estate:
Non-owner occupied	2,187	2,318	1	2,186	82
Owner occupied	1,462	1,462	—	999	100
1-4 family investment	1,065	1,072	7	1,082	29
Residential real estate	2,647	2,785	7	2,448	127
Home equity lines of credit	400	400	—	445	11

	$9,548	$10,224	$715	$8,841	$398

The recorded investment in impaired loans decreased by $1,216,000 at March 31, 2016 as compared to December 31, 2015. This decrease resulted primarily from the charge-off of one large commercial loan in the amount of $722,000, and the transfer of one commercial real estate loan in the amount of $270,000 to other real estate owned, offset by payments and payoffs received on impaired loans.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when the Bank agrees to a modification to the terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. As of March 31, 2016, there were thirty-two restructured loans, totaling $6,998,000, involving twenty-six separate and unrelated borrowers who were experiencing financial difficulty. The modifications to these loans included reductions in interest rates, extension of maturity dates, lengthening of amortization schedules and provisions for interest only payments. There are no commitments to extend additional funds to any of these borrowers. At December 31, 2015, there were thirty-two restructured loans, totaling $7,083,000, each involving separate and unrelated borrowers who were experiencing financial difficulty.

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents the number of loans and recorded investment in loans restructured and identified as TDRs for the three months ended March 31, 2015. There were no troubled debt restructurings at March 31, 2016 and none of the loans classified as TDRs at March 31, 2015 subsequently went into default. Defaulted loans are those for which payment is 30 days or more past due under the modified terms.

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2015:
Troubled Debt Restructurings:
Commercial real estate:
Owner occupied	1	$149	$149
Residential real estate	3	473	473

Allowance for Loan Losses

The allowance for loan losses is composed of individual valuation allowances deemed necessary to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, and loan pool valuation allowances, allocated and unallocated, deemed necessary to absorb losses which are not specifically identified but are inherent in the portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. If the allowance for loan losses is not sufficient to cover actual loan losses, provisions for loan losses may be recorded and, as a result, the Bank’s earnings may be reduced.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process, including the procedures for impairment testing. Such a valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, or the present value of expected future cash flows, or the loan’s observable market value. Any shortfall that exists from this analysis results in a specific allowance for the loan. Pursuant to policy, loan losses must be recognized in the period the loans, or portions thereof, are deemed uncollectible. Assumptions and judgments by management in conjunction with outside sources are used to determine whether full collectability of a loan is reasonably assured or not. These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value. Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments.

Individual loan analyses are performed quarterly on specific loans considered to be impaired. The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activity, but which, unlike individual allowances, have been allocated to unimpaired loans within the following eight portfolio segments: commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans. Loan participations purchased in each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/ construction loans are also separately evaluated. In addition, separate evaluations are made for the acquired Union Bank and Citizens loan portfolios.

The Bank measures estimated credit losses in each of these groups of loans based, in part, on the historical loss rate of each group. The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters.

Loss factors are ascribed to loan segments based on the relative risk in each segment as indicated by historical loss ratios, the level of criticized/classified assets, and the nature of each segment in terms of collateral and inherent risk of the loan type. Management believes that historical losses or even recent trends in losses do not, by themselves, form a sufficient basis to determine the appropriate level for the allowance. Management therefore also considers the following qualitative factors that are likely to cause estimated credit losses associated with each of the portfolio segments to differ from historical loss experience:

•	Changes in lending policies and procedures, including changes in underwriting standards;

•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;

•	Changes in the quality of the Bank’s loan review system;

•	The existence and effect of any concentrations of credit, and the changes in the level of such concentrations; and

•	The effect of other external factors, such as competition and legal and regulatory requirements.

Each portfolio segment is examined quarterly with regard to the impact of each of these factors on the quality and risk profile of the pool, and adjustments ranging from zero to fifty basis points per factor are calculated. The sum of these qualitative factor adjustments are added to the historical loss ratio for each segment, and the resulting percentage is applied to the loan balance of the segment to arrive at the required loan pool valuation allowance. An unallocated valuation allowance estimate is also made. Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•	risk of imprecision in the specific and general reserve allocations;

•	other potential exposure in the loan portfolio, including the risks associated with the growing book of loans in the Berks, Schuylkill and Somerset County regions;

•	other potential exposure in the acquired Union Bank and Citizens loan portfolios;

•	variances in management’s assessment of national and local economic conditions; and

•	other internal or external factors that management believes appropriate at the time.

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

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the periods presented:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for Loan Losses as of March 31, 2016:
Beginning balance	$1,298	$1,372	$552	$303	$202	$520	$93	$25	$—	$4,365
Charge-offs	723	24	—	—	—	—	—	11	—	758
Recoveries	9	—	—	—	—	1	—	1	—	11
Provision	(18)	(28)	69	(33)	(109)	129	11	15	63	99

Ending balance	$566	$1,320	$621	$270	$93	$650	$104	$30	$63	$3,717

Ending balance: individually evaluated for impairment	$1	$—	$1	$6	$—	$33	$—	$—	$—	$41

Ending balance: collectively evaluated for impairment	$565	$1,320	$620	$264	$93	$617	$104	$30	$63	$3,676

Loans as of March 31, 2016:
Ending balance	$45,420	$107,741	$75,634	$25,345	$9,527	$115,282	$18,047	$4,486		$401,482

Ending balance: individually evaluated for impairment	$1,033	$2,156	$1,189	$1,053	$—	$2,503	$398	$—		$8,332

Ending balance: collectively evaluated for impairment	$44,387	$105,585	$74,445	$24,292	$9,527	$112,779	$17,649	$4,486		$393,150

Allowance for Loan Losses as of December 31, 2015:
Beginning balance	$330	$1,380	$713	$369	$115	$701	$104	$15	$65	$3,792
Charge-offs	650	130	39	18	—	26	34	35	—	932
Recoveries	8	—	19	—	—	—	—	6	—	33
Provision	1,610	122	(141)	(48)	87	(155)	23	39	(65)	1,472

Ending balance	$1,298	$1,372	$552	$303	$202	$520	$93	$25	$—	$4,365

Ending balance: individually evaluated for impairment	$700	$1	$—	$7	$—	$7	$—	$—		$715

Ending balance: collectively evaluated for impairment	$598	$1,371	$552	$296	$202	$513	$93	$25		$3,650

Loans as of December 31, 2015:
Ending balance	$46,076	$110,455	$69,647	$25,398	$18,599	$117,669	$17,437	$4,564		$409,845

Ending balance: individually evaluated for impairment	$1,787	$2,187	$1,462	$1,065	$—	$2,647	$400	$—		$9,548

Ending balance: collectively evaluated for impairment	$44,289	$108,268	$68,185	$24,333	$18,599	$115,022	$17,037	$4,564		$400,297

Allowance for Loan Losses as of March 31, 2015:
Beginning balance	$330	$1,380	$713	$369	$115	$701	$104	$15	$65	$3,792
Charge-offs	—	—	39	—	—	15	—	6	—	60
Recoveries	—	—	—	—	—	0	—	3	—	3
Provision	33	(83)	57	26	(2)	(14)	3	7	(27)	—

Ending balance	$363	$1,297	$731	$395	$113	$672	$107	$19	$38	$3,735

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

Each new, renewed or modified credit facility is given a risk rating that takes into consideration factors that affect credit quality. The primary determinants of the risk rating assigned are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The rating also reflects current economic and industry conditions. Major factors used in determining the rating include the following variables:

•	Capitalization;

•	Liquidity;

•	Cash flow;

•	Revenue and earnings trends;

•	Management strength or weakness;

•	Quality of financial information;

•	Reputation and credit history;

•	Industry, including economic climate.

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

The Bank assigns risk ratings based on a scale from 1 to 8 with 1 being the highest quality rating and 8 being the lowest quality grade.

•	Levels 1-4 are “Pass” grades;

•	Level 5 is “Special Mention” (criticized loan);

•	Level 6 is “Substandard” (classified loan);

•	Level 7 is “Doubtful” (classified loan);

•	Level 8 is “Loss” (classified loan).

Risk Rating Definitions

1 - Excellent

This category is reserved for loans that contain a virtual absence of any credit risk. The loan is secured by properly margined cash collateral (in accordance with loan policy). Loans that are fully guaranteed by the U.S. government, or any agency thereof, would also fit this category.

2 - Good

Loans in this category would be characterized by nominal risk and strong repayment certainty. This category includes loans to companies or individuals that are paying as agreed and that are either unsecured or secured where reliance is placed on non-liquid or less than good quality liquid collateral.

3 - Satisfactory

Loans in this category are considered to exhibit an average level of credit risk. However, these loans have certain risk characteristics, whether due to management, industry, economic or financial concerns. Credits with satisfactory liquidity and leverage, with losses considered to be of a temporary nature for which there is only minor concern, are included in this category. Loans for start-up businesses or loans to firms exhibiting high leverage may receive this rating. Loans in this category also include borrowers whose underlying financial strength may be relatively weak. However, risk of loss of loans in this category is considered minimal due to adequate, well-margined and controlled collateral.

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

6 - Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions which have clearly jeopardized repayment of principal and interest as originally intended. These loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans rated below this category are placed on nonaccrual status.

7 - Doubtful

A doubtful loan has all of the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending events that may work to strengthen the asset, its classification as a loss is deferred until its most exact status may be determined. Generally, pending events should be resolved within a relatively short period and the rating will be adjusted based on the new information. Because of high probability of loss, loans rated doubtful are placed in non-accrual status.

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

The following table presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of March 31, 2016 and December 31, 2015:

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total
March 31, 2016
1 – Excellent	$245	$—	$—	$—	$—	$—	$—	$106	$351
2 – Good	2,663	88	1,144	30	163	—	—	—	4,088
3 – Satisfactory	39,485	96,542	68,542	17,749	8,905	111,570	17,285	4,380	364,458
4 – Watch	1,120	5,449	2,909	5,450	209	401	336	—	15,874
5 – Special Mention	434	2,260	1,498	1,261	—	165	28	—	5,646
6 – Substandard	1,473	3,402	1,541	855	250	3,146	398	—	11,065
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$45,420	$107,741	$75,634	$25,345	$9,527	$115,282	$18,047	$4,486	$401,482

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total
December 31, 2015:
1 – Excellent	$249	$—	$—	$—	$—	$—	$—	$114	$363
2 – Good	2,729	111	1,190	35	168	—	—	—	4,233
3 – Satisfactory	39,193	99,010	60,806	17,990	18,070	113,681	16,671	4,450	369,871
4 – Watch	1,206	5,730	4,290	5,238	111	403	338	—	17,316
5 – Special Mention	443	2,270	1,530	1,269	—	164	28	—	5,704
6 – Substandard	2,256	3,334	1,831	866	250	3,421	400	—	12,358
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$46,076	$110,455	$69,647	$25,398	$18,599	$117,669	$17,437	$4,564	$409,845

The adequacy of the allowance is analyzed quarterly, and adjusted to the level deemed appropriate by management, based upon its risk assessment of the entire portfolio. Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2016, management believes the allowance for loan losses has been established at a level sufficient to cover the probable incurred losses in the loan portfolio.

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

As part of its acquisition due diligence process, the Bank reviews the acquired institution’s loan grading system and the associated risk rating for loans. In performing this review, the Bank considers cash flows, debt service coverage, delinquency status, accrual status, and collateral for the loan. This process allows the Bank to clearly identify the population of acquired loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that the Bank would be unable to collect all contractually required payments. All such loans identified by the Bank are considered to be within the scope of ASC 310-30, Loan and Debt Securities Acquired with Deteriorated Credit Quality and are identified as “Purchased Credit Impaired Loans”.

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

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following is a summary of the loans acquired in the Union transaction as of November 1, 2013, the date of the consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
	(In thousands)
Union
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

The unpaid principal balances and the related carrying amount of Union acquired loans as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$1,319	$1,478
Carrying Amount	588	668
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	46,516	49,762
Carrying Amount	44,378	47,723
Total Purchased Loans
Outstanding balance	47,835	51,240
Carrying Amount	44,966	48,391

The changes in the accretable discount related to the Union purchased credit impaired loans were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Balance – beginning of period	$307	$310
Accretion recognized during the period	(94)	(134)
Net reclassification from non-accretable to accretable	46	131

Balance – end of period	$259	$307

The following is a summary of the loans acquired in the Citizens’ merger as of December 31, 2015, the effective date of the merger:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
	(In thousands)
Citizens
Contractually required principal and interest at acquisition	$894	$81,780	$82,674
Contractual cash flows not expected to be collected	(237)	(13,517)	(13,754)

Expected cash flows at acquisition	657	68,263	68,920
Interest component of expected cash flows	(217)	(10,841)	(11,058)

Basis in acquired loans at acquisition – estimated fair value	$440	$57,422	$57,862

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The unpaid principal balances and the related carrying amount of Citizens acquired loans as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$620	$608
Carrying Amount	437	440
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	56,603	57,581
Carrying Amount	56,209	57,422
Total Purchased Loans
Outstanding balance	57,223	58,189
Carrying Amount	56,646	57,862

The changes in the accretable discount related to the Citizens purchased credit impaired loans were as follows:

March 31, 2016
(In thousands)
Balance – beginning of period	$217
Accretion recognized during the period	(6)
Net reclassification from non-accretable to accretable	2

Balance – end of period	$213

Note 6 - Stock Option Plan

In January 2009, Riverview implemented a nonqualified stock option plan. The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of the common stock of Riverview to secure, retain and motivate its directors, officers and key employees and to align such person’s interests with those of Riverview’s shareholders. Originally, the 2009 Stock Option Plan authorized the issuance of 170,000 shares of Riverview common stock. On January 4, 2012, the 2009 Stock Option Plan was amended and restated to increase the total number of shares of common stock that may be issued under the Plan to 220,000 shares in the aggregate. On April 16, 2014, the 2009 Plan was again amended and restated to increase the total number of shares of common stock that may be issued under the Plan to 350,000 shares in the aggregate.

The vesting schedule for all option grants is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date of all options is ten years following the grant date. The Plan states that, upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. As of March 31, 2016, there were 171,000 option grants fully vested and exercisable. This vesting status was the result of the Board of Director’s approval as of December 31, 2013 to accelerate the vesting period for these options. There was no acceleration of vesting during 2016 or 2015.

Information pertaining to options outstanding at March 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$9.75 - $13.05	344,250	6 years	$10.48	171,000	$9.83	2.2 years

Note 6 - Stock Option Plan (continued)

There was intrinsic value associated with 318,950 stock options out of 344,250 outstanding stock options at March 31, 2016 considering that the market value of the stock as of the close of business at year end was $11.10 per share as compared with the option exercise price of $10.00 for 107,200 options, $9.75 for 40,750 options, $10.35 for 9,250 options, and $10.60 for 161,750 options.

The Company accounts for these options in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. Riverview amortizes compensation expense over the vesting period (seven years). Total compensation expense relating to the options that have been recognized is $339,000, of which $11,000 was recorded for the three months ended March 31, 2016. The remaining unrecognized compensation expense as of March 31, 2016 was $222,000. In comparison with 2015, $8,000 in option compensation expense was recorded for the three months ended March 31, 2015. The increase in option compensation expense in 2016 was due to the granting of 25,300 options during the fourth quarter of 2015.

During the three months ended March 31, 2016 and 2015, no options were granted or exercised.

Note 7 - Financial Instruments with Off Balance Sheet Risk

The Bank is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit, typically residential mortgage loans and commercial loans and, to a lesser extent, letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

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

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows for the periods indicated:

	Contract or Notional Amount
	March 31, 2016	December 31, 2015
	(In thousands)
Commitments to grant loans	$18,974	$19,602
Unfunded commitments of existing loans	28,584	26,479
Standby and performance letters of credit	3,330	3,316

	$50,888	$49,397

Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Note 8 - Regulatory Matters and Shareholders’ Equity

The ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances is restricted by applicable regulations. Regulatory approval is required if the total of all dividends declared by a state-chartered bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At March 31, 2016, $812,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC). Failure to meet the minimum regulatory capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material adverse effect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Note 8 - Regulatory Matters and Shareholders’ Equity (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined). Management believes that as of March 31, 2016, the Bank met all applicable capital adequacy requirements.

As of March 31, 2016, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since quarter-end that management believes have changed the Bank’s category.

The Federal Reserve Board approved a final rule in 2006 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies. In 2015, the Federal Reserve increased the asset limit to qualify as a small bank holding company from $500 million to $1 billion. Currently, the Company meets the eligibility criteria of a small BHC and is exempt from risk-based capital and leverage rules (including Basel III). However, the Bank is not exempt from those requirements.

The Bank’s actual capital ratios, which include the impact of the merger of Citizens at March 31, 2016 and December 31, 2015, and the minimum ratios required for capital adequacy purposes to be considered well capitalized under the prompt corrective action provisions, are summarized below for the periods presented:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2016 0.625% capital conservation buffer phase-in*)			Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of March 31, 2016:
Total risk-based capital (to risk-weighted assets)*	$43,517	11.1%	$33,668	≥	8.625%	$39,035	≥	10.0%
Tier 1 capital (to risk-weighted assets)*	39,745	10.2%	25,861	≥	6.625%	31,228	≥	8.0%
Tier 1 capital (to average total assets)	39,745	7.4%	21,420	≥	4.0%	26,775	≥	5.0%
Common equity tier 1 risk-based capital (to risk-weighted assets)*	39,745	10.2%	20,005	≥	5.125%	25,373	≥	6.5%

	Actual		Minimum Regulatory Capital Ratios under Basel III (without 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)	$43,128	10.7%	$32,296	≥	8.0%	$40,370	≥	10.0%
Tier 1 capital (to risk-weighted assets)	38,710	9.6%	24,222	≥	6.0%	32,296	≥	8.0%
Tier 1 capital (to average total assets)	38,710	7.2%	21,611	≥	4.0%	27,014	≥	5.0%
Common equity tier 1 risk-based capital (to risk-weighted assets)	38,710	9.6%	18,167	≥	4.5%	26,241	≥	6.5%

*	The Basel III capital rules became effective for the Bank on January 1, 2015. A new capital ratio - Common equity tier 1 risk-based capital – was introduced under the Basel III capital rules. Since the buffer phase-in of the capital rules was effective in January 2016, the presentation for March 31, 2016 takes into account the transitional capital conservation buffer phase-in, which added 0.625% to the minimum regulatory capital ratios, whereas the December 31, 2015 presentation does not reflect the buffer phase-in.

Note 9 – Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates set forth herein

Note 9 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. At March 31, 2016 and December 31, 2015, the Company had no liabilities subject to fair value reporting measurement requirements.

The fair value of securities available for sale are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For these securities, the Company obtains fair value measurements from an independent pricing service. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 were as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2016:
U.S. Government agency securities	$3,980	$—	$3,980	$—
State and municipal	34,237	$—	34,237	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	24,816	—	24,816	—
Collateralized mortgage obligations (CMOs)	1,702	—	1,702	—
Corporate debt obligations	8,090	—	8,090	—
Equity securities, financial services	492	492	—	—

Securities available-for- sale	$73,317	$492	$72,825	$—

December 31, 2015:
U.S. Treasuries	$103	$—	$103	$—
U.S. Government agency securities	4,737	$—	4,737	—
State and municipal	34,770	—	34,770	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	26,023	—	26,023	—
Collateralized mortgage obligations (CMOs)	1,773	—	1,773	—
Corporate debt obligations	7,945	—	7,945	—
Equity securities, financial services	499	499	—	—

Securities available-for- sale	$75,850	$499	$75,351	$—

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

Note 9 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

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

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral. The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at the lower of cost or fair value of the underlying collateral less estimated costs to sell on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $8,332,000 at March 31, 2016, of which $656,000 required a valuation allowance of $41,000. This level compares with impaired loans of $9,548,000 at December 31, 2015, of which $1,124,000 required a valuation allowance of $715,000.

Goodwill

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies. Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors. Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame. Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates. The Company did not record any goodwill impairment during the three months ended March 31, 2016 or 2015.

Note 9 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

A summary of assets at March 31, 2016 and December 31, 2015, measured at estimated fair value on a nonrecurring basis follows:

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
March 31, 2016:
Loans held for sale	$—	$594	$—	$594	$—
Other real estate owned	—	1,043	—	1,043	—
Impaired loans, net of related allowance	—	615	—	615	—

Total	$—	$2,252	$—	$2,252	$—

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
December 31, 2015:
Loans held for sale	$—	$1,094	$—	$1,094	$—
Other real estate owned	—	885	—	885	(220)
Impaired loans, net of related allowance	—	316	93	409	—

Total	$—	$2,295	$93	$2,388	($220)

The following table presents additional quantitative information about assets measures at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value (in thousands):

There were no Level 3 inputs at March 31, 2016.

December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Inventory	$93	Estimated salvage (1)	Salvage valuation and liquidation adjustments(2)	88% - 90%

(1)	Fair value is generally determined through estimated values of the underlying collateral.
(2)	Values may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and adjustments are presented as a percent of the original inventory value.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015.

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

Note 9 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

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

Note 9 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

The estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are presented as follows:

		Fair Value Measurements at March 31, 2016 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$24,349	$24,349	$24,349	$—	$—
Interest-bearing time deposits	990	990	990	—	—
Investment securities	73,317	73,317	492	72,825	—
Mortgage loans held for sale	594	594	—	594	—
Loans, net	397,765	398,630	—	398,630	—
Accrued interest receivable	1,610	1,610	1,610	—	—
Restricted investments in bank stocks	1,596	1,596	—	—	1,596
Financial liabilities:
Deposits	455,504	457,791	—	457,791	—
Short-term borrowings	25,000	25,000	—	25,000	—
Long-term borrowings	11,400	11,412	—	11,412	—
Accrued interest payable	267	267	267	—	—
Off balance sheet financial instruments	—	—	—	—	—

		Fair Value Measurements at December 31, 2015 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$21,697	$21,697	$21,697	$—	$—
Interest-bearing time deposits	991	991	991	—	—
Investment securities	75,850	75,850	499	75,351	—
Mortgage loans held for sale	1,094	1,094	—	1,094	—
Loans, net	405,480	411,521	—	411,428	93
Accrued interest receivable	1,594	1,594	1,594	—	—
Restricted investments in bank stocks	2,315	2,315	—	—	2,315
Financial liabilities:
Deposits	448,342	441,413	—	441,413	—
Short-term borrowings	42,275	42,275	—	42,275	—
Long-term borrowings	9,350	9,343	—	9,343	—
Accrued interest payable	236	236	236	—	—
Off balance sheet financial instruments	—	—	—	—	—

Note 10 – Recent Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company is currently assessing the impact that ASU 2015-14 (or ASU 2014-19) will have on its consolidated financial statements.

Note 10 – Recent Accounting Pronouncements (continued)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: (1) Requires equity investments (expect those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

The following discussion and analysis summarizes the Company’s results of operations and highlights material changes for the three months ended March 31, 2016 and March 31, 2015 and its financial condition as of March 31, 2016. This discussion is intended to provide additional information which may not be readily apparent from the consolidated selected financial data included in this report.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related footnotes presented in the Company’s December 31, 2015 Annual Report contained in the Form 10-K. Current performance does not guarantee and may not be indicative of similar performance in the future. Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources.

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

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the period ended March 31, 2016 contained in Part I, Item 1, “Notes to Consolidated Financial Statements”.

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

Overview

On November 1, 2013, Riverview Financial Corporation (the “Company”) and Union Bancorp, Inc. (“Union”) consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (the “Company”). Riverview Bank (the “Bank”) is the wholly-owned subsidiary of the Company.

On December 31, 2015, The Citizens National Bank of Meyersdale (“Citizens”) merged with and into Riverview Bank, with Riverview Bank surviving.

The Company’s financial results reflect the consolidation of Union and the merger of Citizens under the purchase method of accounting with the Company treated as the acquirer from an accounting standpoint. The balance sheet as of December 31, 2015, includes the former Citizens’ assets and liabilities.

Consolidated total assets were $540,915,000 at March 31, 2016, a decrease of $8,534,000, or 1.5%, from $549,449,000 at December 31, 2015, which was attributable to a decrease in loans of $7,715,000 to $397,765,000, which were not yet reinvested in new loans due to loan payoffs. The Company’s deposits increased $7,162,000, or 1.6%, to $455,504,000.

As a community-focused financial institution, the Company, through its wholly-owned banking subsidiary, generates the majority of its revenues from net interest income derived from its core banking activities, which totaled $4,530,000 at March 31, 2016 as compared with $3,713,000 at March 31, 2015. For the three months ended March 31, 2016, the Company recorded net income of $753,000 as compared with net income of $374,000 for the three months ended March 31, 2015. The increase in 2016 earnings was attributable to the added volume of interest earning assets and interest bearing liabilities from the Citizens merger, which resulted in increased net interest income. Operating results were further enhanced by the effects of strategic efficiency initiatives completed during 2015. Partially offsetting the increase in net interest income, the provision for loan losses in the first quarter of 2016 was $99,000 compared with no provision in the first quarter of 2015, driven primarily by an increase in the historical loss factor due to the charge-off of one large commercial loan and an increase in the unallocated portion of the allowance. Basic and diluted earnings per share of $0.23 per share for the three months ended March 31, 2016 increased from basic and diluted earnings per share of $0.14 for the three months ended March 31, 2015. The increase in earnings per share was attributable to the increase in net income period over period, which also positively impacted the return on average assets, which was 0.56% for the three months ended March 31, 2016, an increase from 0.34% for the three months ended March 31, 2015, and the return on average equity, which was 7.13% for the period ended March 31, 2016 as compared to 3.97% for the period ended March 31, 2015.

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

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis (a non-GAAP financial measurement), for the three months ended March 31, 2016 and 2015.

Average Balances and Average Interest Rates (Dollars in thousands)
	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$53,276	$401	3.03%	$33,538	$243	2.94%
Tax-exempt	19,244	206	4.31%	13,419	142	4.29%

Total securities	72,520	607	3.37%	46,957	385	3.33%

Loans:
Consumer	3,807	83	8.77%	2,068	31	6.08%
Commercial	46,273	457	3.97%	38,888	403	4.20%
Real estate	356,412	4,018	4.53%	305,708	3,431	4.55%

Total loans	406,492	4,558	4.51%	346,664	3,865	4.52%

Other interest earning assets	12,076	45	1.50%	10,738	52	1.96%

Total earning assets	491,088	$5,210	4.27%	404,359	$4,302	4.32%

Non-interest earning assets	53,986			36,632

Total assets	$545,074			$440,991

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$139,933	$113	0.32%	$132,815	$116	0.35%
Savings	112,473	74	0.26%	84,291	48	0.23%
Time deposits	135,911	279	0.83%	100,818	275	1.11%

Total deposits	388,317	466	0.48%	317,924	439	0.56%

Borrowings:
Short-term borrowings	29,593	43	0.58%	19,524	15	0.31%
Long-term borrowings	9,440	56	2.39%	7000	55	3.19%

Total borrowings	39,033	99	1.02%	26,524	70	1.07%

Total interest bearing liabilities	427,350	$565	0.53%	344,448	$509	0.60%

Demand deposits	68,274			53,782
Other liabilities	6,613			4,522
Shareholders’ equity	42,837			38,239

Total liabilities and shareholders’ equity	$545,074			$440,991

Net interest income (non-GAAP)		$4,645			$3,793
Tax benefit on tax-exempt securities		(70)			(48)
Tax benefit on tax-exempt loans		(45)			(32)

Total tax-equivalent adjustment		(115)			(80)

Net interest income (GAAP)		$4,530			$3,713

Net interest spread			3.74%			3.72%

Net interest margin			3.80%			3.80%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended March 31, 2016, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $908,000, to $5,210,000 from $4,302,000, for the three months ended March 31, 2015. The increase was attributable to higher total interest-earning assets, which increased $86,729,000, or 21.4%, due to the Citizens merger. The yield on interest earning assets decreased to 4.27% for the three months ended March 31, 2016 from 4.32% for the three months ended March 31, 2015.

Total interest expense increased $56,000, or 11%, to $565,000 for the three months ended March 31, 2016 from $509,000 for the three months ended March 31, 2015. This increase was attributable to higher total interest-bearing liabilities, which increased $82,902,000, or 24.1%, due to the Citizens’ merger. The cost of funds declined to 0.53% for the three months ended March 31, 2016 from 0.60% for the three months ended March 31, 2015. The decrease was due to a decline in interest rates paid on deposits and borrowings in comparing the first quarter of 2016 with the first quarter of 2015.

Net interest income calculated on a fully tax equivalent basis increased to $4,645,000 for the three months ended March 31, 2016 from $3,793,000 for the three months ended March 31, 2015. Riverview’s net interest spread increased to 3.74% for the three months ended March 31, 2016 from 3.72% for the three months ended March 31, 2015, while its net interest margin remained at 3.80% for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015.

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

After an evaluation of these factors, a provision of $99,000 was recorded for the three months ended March 31, 2016 as compared with no provision recorded for the three months ended March 31, 2015. The higher provision recorded during the first quarter of 2016 as compared with the same period in 2015 was driven primarily by an increase in the historical loss factor due to the charge-off of one large commercial loan and an increase in the unallocated portion of the allowance. The allowance for loan losses was $3,717,000, or 0.93% of total loans outstanding, at March 31, 2016, as compared with $4,365,000, or 1.07% of total loans, at December 31, 2015, and $3,735,000, or 1.07% of total loans, at March 31, 2015.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. Management believes the allowance for loan losses at March 31, 2016 was adequate to absorb probable and potential losses inherent in the loan portfolio. Notwithstanding this belief, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth changes in non-interest income for the three months ended March 31, 2016 and 2015.

Non-Interest Income
	Three Months Ended March 31,
		Increase/(Decrease)
(Dollars in thousands)	2016	Amount	%	2015
Service charges on deposit accounts	$111	$13	13.3%	$98
Other service charges and fees	165	28	20.4%	137
Earnings on cash value of life insurance	82	31	60.8%	51
Fees and commissions from securities brokerage	177	(32)	(15.3%)	209
Gain (loss) on sale of available for sale securities	(2)	(2)	(100.0%)	—
Gain (loss) on sale and valuation of other real estate owned	6	32	123.1%	(26)
Gain on sale of mortgage loans	78	—	—	78

	$617	$70	12.8%	$547

Non-interest income continues to be an important source of income for the Company, representing 12% of total revenues (comprised of net interest income and non-interest income) for the first quarter of 2016 as compared with 12.8% for the first quarter of 2015. Non-interest income increased 12.8% in comparing the financial results for the first quarter of 2016 with the results for the same period in 2015. A substantial portion of the increase in non-interest income was attributable to additional earnings from life insurance as well as service charges and fee income associated with the deposit accounts acquired as part of the Citizens’ merger.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31, 2016 and 2015.

Non-Interest Expense
	Three Months Ended March 31,
(Dollars in thousands)		Increase/(Decrease)
	2016	Amount	%	2015
Salaries and employee benefits	$2,151	$73	3.5%	$2,078
Occupancy expense	381	(55)	(12.6%)	436
Equipment expense	172	11	6.8%	161
Telecommunications and processing charges	347	54	18.4%	293
Postage and office supplies	102	14	15.9%	88
FDIC premium	120	52	76.5%	68
Bank shares tax expense	105	20	23.5%	85
Directors’ compensation	90	4	4.7%	86
Professional services	93	(75)	(44.6%)	168
Amortization of intangibles	77	10	14.9%	67
Other expenses	483	155	47.3%	328

	$4,121	$263	6.8%	$3,858

Non-interest expenses increased 6.8% in the first quarter of 2016 in comparison to the same period in 2015. The increase quarter over quarter was mostly attributable to the inclusion of three months of Citizens’ expenses following completion of the merger in 2015, particularly higher salaries and benefits, equipment, telecommunications, FDIC premium, bank shares tax and other general types of expenses. The increased expenses of 2016 were tempered by the strategic cost-savings initiatives completed during 2015. Occupancy expenses decreased 12.6% as of March 31, 2016 as compared with March 31, 2015 due to the closure of one Bank branch and two offices during 2015. In addition, expenses associated with professional services, which include accounting and legal fees, were 44.6% lower at March 31, 2016 as compared with March 31, 2015 because of the Citizens merger related expenses incurred and recorded during 2015.

Provision for Federal Income Taxes

Income tax expense was $174,000 for the first quarter of 2016, as compared with income tax expense of $28,000 for the first quarter of 2015. The increase in the first quarter tax provision was attributable to higher net income before tax expense for the first quarter of 2016 as compared with the first quarter of 2015.

Financial Condition as of March 31, 2016 and December 31, 2015

Securities

The following table sets forth the composition of the investment securities portfolio as of March 31, 2016 and December 31, 2015:

	Amortized Cost as of
	March 31, 2016	December 31, 2015
Available-for-sale securities:
U.S. Treasuries	$—	$103
U.S. Government agencies securities	3,895	4,708
State and municipal	33,530	34,197

	Amortized Cost as of
	March 31, 2016	December 31, 2015
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	24,565	25,942
Collateralized mortgage obligations (CMOs)	1,659	1,741
Corporate debt obligations	7,991	7,989
Equity securities, financial services	470	471

	$72,110	$75,151

Since year-end 2015, total investment securities decreased as a result of security sales, calls, and repayments. None of the mortgage-backed securities in the portfolio are private label, but are comprised of residential mortgage pass-through securities either guaranteed or issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). Securities issued by these agencies contain additional guarantees that make them among the most creditworthy investments available.

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, the Company’s ability to hold the securities until maturity or until the fair values recover, and management’s opinion that it will not have to sell the securities prior to recovery of value. The Company invests in securities for the cash flow and yields they produce and not to profit from trading. The Company holds no trading securities in its portfolio, and the portfolio did not contain high risk securities or derivatives as of March 31, 2016 or December 31, 2015.

Restricted Investments in Bank Stocks

The Bank’s investment in restricted stocks reflects a required investment in the common stock of correspondent banks, consisting of Atlantic Central Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”). These stocks have no readily available market values and are carried at cost since they are not actively traded. Management evaluates restricted stock for impairment based upon its assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary with regard to such restricted stock investments.

Loans

The loan portfolio comprises the major component of the Company’s earning assets and is the highest yielding asset category. The following table presents the composition of the total loan portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial	$45,420	11.31%	$46,076	11.24%
Commercial real estate	208,720	51.99%	205,500	50.14%
Commercial land and land development	9,527	2.37%	18,599	4.54%
Residential real estate	115,282	28.71%	117,669	28.71%
Home equity lines of credit	18,047	4.50%	17,437	4.26%
Consumer installment	4,486	1.12%	4,564	1.11%

Total loans	401,482	100.00%	409,845	100.00%
Allowance for loan losses	(3,717)		(4,365)

Total loans, net	$397,765		$405,480

At March 31, 2016, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) were $397,765,000, a decrease of $7,715,000, or 1.9%, as compared with $405,480,000 as of December 31, 2015. The decrease in total loans was attributable primarily to an increase in participations sold in the commercial real estate portfolio and the payoff of a large commercial construction loan.

Partially offsetting new loans recorded during the first three months of 2016 were scheduled loan payments and increased prepayments and payoffs that impacted loan growth. In addition, the Bank originated mortgage loans which it continued to sell to Freddie Mac on a service released basis. The decision to sell mortgage loans was generally based upon the Bank’s relationship with the customer, with further consideration given to the interest rate environment, interest rate risk and overall economic conditions.

Loans receivable, net of the allowance for loan losses, represented 73.5% of total assets and 87.3% of total deposits as of March 31, 2016, as compared to 73.8% and 90.4%, respectively, at December 31, 2015. All of the Bank’s loans are to domestic borrowers.

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

Credit Policies and Administration

The Bank has established a comprehensive lending policy, which includes rigorous underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, individual lending officer lending authorities are relatively low. All credit requests in excess of an individual lending officer’s authority, up to $750,000, are approved by dual signature of two of the following officers: Chief Executive Officer, President, Chief Credit Officer, Chief Lending Officer and President – Berks Region. Credit requests in excess of $750,000 are approved by the majority vote of a Loan Committee, consisting of the Chief Executive Officer, President, Chief Credit Officer, Chief Lending Officer and six members of the Bank’s Board of Directors. Credit requests in excess of $2,000,000 are approved by a majority vote of the entire Board of Directors. Management believes that the Bank employs experienced lending officers, requires appropriate collateral, carefully assesses the repayment ability of all borrowers and adequately monitors both the financial condition of our borrowers and the concentration of loans in the portfolio.

As of March 31, 2016, the Bank’s legal lending limit for loans to one borrower was $5,715,000. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows the Bank to maintain customer relationships while reducing credit exposure. However, this strategy may not always be available.

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

Residential Real Estate Loans

The Bank offers fixed and adjustable rate residential real estate secured loans to homeowners in our primary market area. These loans are made for the purchase or refinance of a borrower’s primary or secondary residence. These loans also include home equity installment loans granted for a variety of purposes. Our customer base is geographically diverse, reducing our potential risk. The loans are secured with a security interest in the borrower’s primary or secondary residence with a loan to value ratio of no more than 80%. Our underwriting includes an analysis of the borrower’s debt to income ratio which generally may not exceed 43%, collateral value, length and stability of employment and prior credit history. We do not originate, nor do we have, any subprime residential real estate loans.

Home Equity Lines of Credit

The Bank offers variable rate residential real estate secured revolving lines of credit to homeowners. These home equity lines of credit are made to individuals in our primary market area. Our customer base is geographically diverse, reducing our potential risk. The loans are secured with a security interest in the borrower’s primary or secondary residence with a required loan to value limit of no more than 80%. Our underwriting includes an analysis of the borrower’s debt to income ratio which generally may not exceed 43%, collateral value, length and stability of employment and prior credit history.

Consumer Installment Loans

The Bank offers various types of secured and unsecured consumer purpose installment loans. Consumer purpose non-real estate secured lines of credit also fall into this category. Our underwriting includes an analysis of the borrower’s debt to income ratio which generally may not exceed 40% (35% for unsecured loans), collateral value if any, length and stability of employment and prior credit history. These consumer loans may present greater credit risk than residential real estate loans because some are unsecured or secured by rapidly depreciating assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower’s continuing financial stability. If a borrower suffers personal financial difficulty, the loan may not be repaid. Also, various federal and state laws, including bankruptcy laws, may limit the amount that can be recovered on such loans.

In summary, the Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis. The Bank contracts with an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through, among other things, an evaluation of how the established underwriting criteria in applied in originating credits. Separately, every loan booked and every loan application turned down undergoes a review for conformity with established policies and compliance with lending laws. The Bank has not maintained its loan underwriting criteria across its portfolio, and management believes its underwriting standards are conservative.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of March 31, 2016 and December 31, 2015:

Non-Performing Assets (Dollars in thousands)
	March 31, 2016	December 31, 2015
Accruing loans past due 90 days	$199	$89
Non-accrual loans	1,949	3,182

Total non-performing loans	2,148	3,271
Foreclosed real estate	1,043	885

Total non-performing assets	$3,191	$4,156

Non-performing loans to total loans	0.54%	0.80%
Non-performing assets to total assets	0.59%	0.76%
Allowance to non-performing loans	173.04%	133.45%

The non-performing asset ratios presented in the table above reflect improvement in the credit quality of the loan portfolio since December 31, 2015. During the first three months of 2016, the Bank experienced a decrease of $1,123,000 in total non-performing loans attributable to a decrease in non-accrual loans of $1,233,000, partially offset by an increase in accruing loans past due 90 days of $110,000. The decrease in non-accrual loans was primarily the result of the charge-off of one large commercial loan, and the transfer to foreclosed real estate of one commercial real estate loan. The $965,000 decrease in total non-performing assets as of March 31, 2016 as compared with December 31, 2015 was attributable to a $1,123,000 decrease in non-performing loans partially offset by a $158,000 increase in foreclosed real estate. Management continues to be vigilant in its efforts to identify, evaluate and minimize credit risk and potential losses. Management is proactive in addressing and managing risk appropriate to the level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

The Bank had $1,043,000 in real estate acquired through foreclosure as of March 31, 2016, as compared with $885,000 as of December 31, 2015. The foreclosed real estate as of March 31, 2016 consisted of three mixed use properties totaling $271,000, three commercial properties totaling $403,000, three single family residential properties totaling $105,000 and three parcels of vacant land totaling $264,000. The increase in foreclosed real estate at March 31, 2016 from December 31, 2015 was due to the addition of two commercial properties totaling $197,000, and one residential single family property totaling $71,000, offset by the sale of one single family residential property totaling $95,000, and the write down of two single family residential properties, totaling $15,000. Each of the foreclosed properties has been marked to the appropriate realizable value, and, at this time, no material loss is anticipated upon the ultimate sale of these assets.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or with similar economic characteristics, exceeds 10% of loans outstanding.

The following table presents loan concentrations as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Loans to Lessors of:
Residential buildings and dwellings	$50,846	$50,773
Nonresidential buildings	61,132	68,535

Although the loans listed above were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market. The performance of these portfolios continues to be acceptable.

Demand for office space and residential apartment space was solid in 2015 in the Bank’s market area. This level of demand continued through the first quarter of 2016. Absorption rates of available space continue to be positive and occupancy and rental rates have become increasingly more stable. As such, management does not believe that this concentration is an adverse condition to the Bank at this time.

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

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, the Bank recorded a provision of $99,000 for the three months ended March 31, 2016, as compared with no provision for the three months ended March 31, 2015. Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making these determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses (Dollars in thousands)
	Three Months Ended
	March 31, 2016	March 31, 2015
Beginning balance	$4,365	$3,792
Provision for loan losses	99	—
Charge-offs:
Commercial, financial, agricultural	723	—
Real estate commercial	24	39
Real estate mortgage	0	15
Installments	11	6

Total charge-offs	758	60

Recoveries:
Commercial, financial, agricultural	9	—
Real estate commercial	0	—
Real estate mortgage	1	—
Installments	1	3

Total recoveries	11	3

Net (charge-offs)/recoveries	(747)	(57)

Ending balance	$3,717	$3,735

Net (charge-offs)/recoveries to average loans (annualized)	(0.74%)	(0.07%)
Allowance for loan losses to total loans	0.93%	1.07%

The decrease in the allowance for loan losses as a percentage of total loans as of March 31, 2016 as compared with March 31, 2015 was due primarily to the charge off of one large commercial loan and the addition of Citizens loans with no corresponding allowance for loan losses. Despite this slight decline, management believes that the March 31, 2016 allowance for loan losses to total loans is adequate given the improvement in the credit quality of the loan portfolio. Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that, going forward, additional provisions to its allowance for loan losses may be warranted as a result of factors the Bank cannot control.

Deposits

Deposits are the major source of the Bank’s funds for lending and investing purposes. Total deposits at March 31, 2016, were $455,504,000, an increase of $7,162,000, or 1.6%, from total deposits of $448,342,000 at December 31, 2015. The increase in total deposits was attributable to opportunities created by significant disruption through multiple in-market competitor acquisitions, where Riverview was able to attract and meet the needs of displaced customers.

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). As of March 31, 2016, short-term borrowings totaled $25,000,000, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. This level of short-term borrowings compared with $42,575,000 in outstanding short-term borrowings at December 31, 2015, all of which were borrowed under the Bank’s FHLB Open Repo Plus line.

Long-term borrowings totaled $11,400,000 at March 31, 2016 as compared with $9,350,000 outstanding at December 31, 2015, and are summarized as follows:

•	At March 31, 2016 and December 31, 2015, there was $5,000,000 in outstanding borrowings from the FHLB, at a fixed rate of 0.85% with a two year final maturity;

•	During 2014, the Company borrowed $2,000,000 under a secured term loan agreement with ACNB Bank. This borrowing was outstanding at March 31, 2016 and December 31, 2015; and

•	The Company has a $5,000,000 secured guidance line of credit with ACNB Bank, Gettysburg, Pennsylvania. As of March 31, 2016, there was $4,400,000 outstanding as compared with $2,350,000 which was outstanding at December 31, 2015.

Shareholders’ Equity and Capital Adequacy

At March 31, 2016, shareholders’ equity for the Company totaled $42,978,000, an increase of $675,000 as compared with shareholder equity of $42,303,000 at December 31, 2015. The increase was due to after tax net income of $753,000, the payment of dividends of $442,000, an increase in the net unrealized gains/losses on securities available for sale, which net of tax, increased equity by $336,000, and increases to surplus of $11,000 to reflect the compensation cost associated with option grants and $17,000 representing the proceeds of shares issued under the Company’s Employee Stock Purchase Plan.

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

Capital Ratios (of Bank)

	March 31, 2016	December 31, 2015	Regulatory Minimum (before 2016 Conservation Buffer)	“Well Capitalized” Requirement	Regulatory Minimum (with 2016 Conservation Buffer)
Tier 1 capital (to average assets)	7.4%	7.2%	4.0%	5.0%	4.0%
Tier 1 capital (to risk-weighted assets)	10.2%	9.6%	6.0%	8.0%	6.625%
Total risk-based capital (to risk-weighted assets)	11.1%	10.7%	8.0%	10.0%	8.625%
Common equity tier 1 risk based capital (to risk-weighted assets)	10.2%	9.6%	4.5%	6.5%	5.125%

The ratios presented for March 31, 2016 reflect additional Basel III requirements, including the transitional capital conservation buffer phase-in of 0.625% applied to the minimum regulatory capital ratios in 2016, with full implementation of a 2.5% conservation buffer by 2019. The buffer phase-in was not applicable to the December 31, 2015 capital ratios, since it became effective in 2016.

Banking laws and regulations limit the ability of the Bank to transfer cash to the Company in the form of dividends, loans or advances. Regulatory approval is required if the total of all dividends declared by a state bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At March 31, 2016, $812,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

The following table presents the details of quarterly cash dividends paid to the Company’s shareholders during the three months ended March 31, 2016 as compared with the three months ended March 31, 2015:

	Declaration Date	Record Date	Date of Payment	Per Share Cash Dividends Paid
2016:
First quarter	2/17/2016	3/4/2016	3/31/2016	$0.1375
2015:
First quarter	2/25/2015	3/6/2015	3/30/2015	$0.1375

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

In June 2014, the Board of Directors and shareholders of the Company approved an Employee Stock Purchase Plan (“ESPP”), giving eligible employees the opportunity to purchase common stock at a 15% discount from the market price. A total of 75,000 shares were reserved for the issuance under the ESPP. Shares to be issued by the ESPP, which are administered by the Company’s transfer agent, may either be acquired from the open market or privately negotiated transactions, or may be issued from authorized but unissued shares. In the event ESPP shares are issued from authorized but unissued shares, the Company would receive the proceeds from the purchase of such common stock. During the first three months of 2016, the Company issued 1,383 shares from authorized but unissued shares under the ESPP for a total of $17,000, which was recorded as an increase to the surplus account. During the quarter ended March 31, 2015, the Company did not issue any authorized / unissued shares for the ESPP.

In addition to the authorized but unissued shares reserved for the ESPP, a total of 75,000 shares were reserved for issuance under the Riverview Financial Corporation 401(k) Retirement Plan (“401(k) Plan”). During 2016, no shares were issued by Riverview to 401(k) Plan participants.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit. At March 31, 2016, the Company had unfunded outstanding commitments to extend credit of $47,558,000 and outstanding letters of credit of $3,330,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Refer to Note 12 of the 2015 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of the Company’s off-balance sheet arrangements.

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

The Bank’s balance sheet at March 31, 2016 was positively gapped, which suggests that the net yield on interest earning assets may increase during periods of rising rates. However, a simple interest rate gap analysis alone may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react differently to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, customer behavior or competition, prepayments and early withdrawal levels could also deviate from those assumed in evaluating the interest rate gap.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $25,339,000 at March 31, 2016, and was $2,651,000 higher than the $22,688,000 that was outstanding at December 31, 2015. While liquidity sources generated from assets include scheduled payments and prepayments of principal and interest from securities and loans in the Company’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital. At March 31, 2016, there was $22,190,000 of unpledged available-for-sale securities readily available for sale for liquidity purposes as compared with $22,811,000 at December 31, 2015.

On the liability side, the primary source of funds available to meet liquidity needs is deposits. The Bank’s core deposits, which exclude certificates of deposit over $250,000, were $445,465,000 at March 31, 2016 as compared to $440,776,000 at December 31, 2015. Core deposits have historically provided a source of relatively stable and low cost liquidity. Short-term and long-term borrowings utilizing the federal funds line and credit facilities established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding. As of March 31, 2016, the Bank had access to two formal borrowing lines with its correspondent banks totaling $156,721,000, net of the aggregate amounts outstanding on these lines totaling $30,000,000 in the form of short-term and long-term borrowings. In addition to the Bank’s borrowing capacity, Riverview has a $2,000,000 secured term loan and a $5,000,000 secured guidance line of credit available from ACNB Bank, with $4,400,000 in outstanding borrowings as of March 31, 2016 and $2,350,000 as of December 31, 2015.

There are a number of factors that may impact the Company’s liquidity position. Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows. Management is of the opinion that its liquidity position at March 31, 2016 was adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, pursuant to Exchange Act Rule 15d-15. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. Based upon the evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2016

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	May 13, 2016

Exhibit Index

ExhibitNo.	Description

2.1	Agreement and Plan of Merger, dated October 30, 2014, between Riverview Financial Corporation and The Citizens National Bank of Meyersdale. (Incorporated by reference to Annex A included in Riverview’s Registration Statement on Form S-4 (Registration No. 333-201017 filed December 17, 2014.)

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

21.1	Subsidiaries of Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).