Form 10-Q
period 2016-06-30
Riverview Financial Corp
filed 2016-08-12
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,224,382 shares of Common Stock, with no par value per share, outstanding as of August 8, 2016.

RIVERVIEW FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2016	2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,193	$14,679
Interest bearing deposits	8,606	7,018

Cash and cash equivalents	14,799	21,697
Interest bearing time deposits with banks	—	991
Investment securities available for sale	74,253	75,850
Mortgage loans held for sale	318	1,094
Loans, net of allowance for loan losses of $3,609 - 2016; $4,365 - 2015	394,884	405,480
Premises and equipment	12,236	12,373
Accrued interest receivable	1,586	1,594
Restricted investments in bank stocks	588	2,315
Cash value of life insurance	11,949	11,764
Foreclosed assets	842	885
Goodwill	5,408	4,757
Intangible assets	1,593	1,501
Deferred tax assets	6,803	7,444
Other assets	2,054	1,704

Total Assets	$527,313	$549,449

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$70,230	$70,106
Demand, interest bearing	137,615	131,564
Savings and money market	123,186	110,526
Time	130,416	136,146

Total deposits	461,447	448,342
Short-term borrowings	4,069	42,575
Long-term borrowings	11,335	9,350
Accrued interest payable	221	236
Other liabilities	6,520	6,643

Total Liabilities	483,592	507,146

Shareholders’ Equity
Preferred stock, 2016 and 2015, no par value; authorized 3,000,000 shares	—	—
Common stock, 2016 and 2015, no par value; authorized 5,000,000 shares; issued and outstanding 2016 3,220,934 shares; 2015 3,205,544 shares	22,077	22,077
Surplus	6,979	6,784
Retained earnings	14,274	13,550
Accumulated other comprehensive income (loss)	391	(108)

Total Shareholders’ Equity	43,721	42,303

Total Liabilities and Shareholders’ Equity	$527,313	$549,449

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share data)	June 30,		June 30,
	2016	2015	2016	2015
Interest and Dividend Income
Loans, including fees	$4,425	$3,874	$8,938	$7,707
Investment securities - taxable	435	222	836	465
Investment securities - tax exempt	91	108	227	202
Federal funds sold	1	—	2	—
Interest-bearing deposits	13	9	28	18
Dividends	14	16	43	59

Total Interest Income	4,979	4,229	10,074	8,451

Interest Expense
Deposits	462	436	928	875
Short-term borrowings	13	18	56	33
Long-term debt	81	50	137	105

Total Interest Expense	556	504	1,121	1,013

Net Interest Income	4,423	3,725	8,953	7,438
Provision for Loan Losses	156	450	255	450

Net Interest Income after Provision for Loan Losses	4,267	3,275	8,698	6,988

Noninterest Income
Service charges on deposit accounts	131	97	242	195
Other service charges and fees	185	153	350	290
Earnings on cash value of life insurance	76	74	158	125
Fees and commissions from securities brokerage	213	217	390	426
Gain/(loss) on sale of available for sale securities	334	(41)	332	(41)
Loss on sale and valuation of other real estate owned	(69)	(41)	(63)	(67)
Loss on other assets	—	(53)	—	(53)
Gain on sale of mortgage loans	104	116	182	194

Total Noninterest Income	974	522	1,591	1,069

Noninterest Expenses
Salaries and employee benefits	2,126	3,793	4,277	5,871
Occupancy expenses	327	579	708	1,015
Equipment expenses	199	165	371	326
Telecommunication and processing charges	355	310	702	603
Postage and office supplies	119	98	221	186
Loan prepayment penalty	—	238	—	238
FDIC premiums	94	87	214	155
Bank shares tax expense	2	87	107	172
Directors’ compensation	86	89	176	175
Professional services	255	122	348	290
Amortization of intangible assets	78	67	155	134
Other expenses	535	425	1,018	753

Total Noninterest Expenses	4,176	6,060	8,297	9,918

Income (Loss) before Income Taxes	1,065	(2,263)	1,992	(1,861)
Applicable Federal Income Tax Expense (Benefit)	210	(919)	384	(891)

Net Income (Loss)	$855	($1,344)	$1,608	($970)

Basic Earnings (Loss) Per Share	$0.27	($0.50)	$0.50	($0.36)

Diluted Earnings (Loss) Per Share	$0.27	($0.50)	$0.50	($0.36)

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$855	($1,344)	$1,608	($970)
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax of $198 and ($172) for the three months ended and $370 and ($128) for the six months ended	383	(334)	718	(248)
Reclassification adjustment for (gains) losses included in net income, net of tax of ($114) and $14 for the three months ended and ($113) and $14 for the six months ended	(220)	27	(219)	27

Total other comprehensive income (loss), net of tax	163	(307)	499	(221)

Total comprehensive income (loss)	$1,018	($1,651)	$2,107	($1,191)

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2016 and 2015

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance – January 1, 2015	$22,077	$201	$15,795	$135	$38,208
Net loss	—	—	(970)	—	(970)
Other comprehensive loss	—	—	—	(221)	(221)
Compensation cost of option grants	—	16	—	—	16
Issuance of 1,024 shares of common stock to the ESPP	—	13	—	—	13
Cash dividends, $0.275 per share	—	—	(746)	—	(746)

Balance – June 30, 2015	$22,077	$230	$14,079	($86)	$36,300

Balance – January 1, 2016	$22,077	$6,784	$13,550	($108)	$42,303
Net income	—	—	1,608	—	1,608
Other comprehensive income	—	—	—	499	499
Compensation cost of option grants	—	21	—	—	21
Issuance of 15,390 shares of common stock to Riverview’s Dividend Reinvestment, 401k and ESPP Plans	—	174	—	—	174
Cash dividends, $0.275 per share	—	—	(884)	—	(884)

Balance – June 30, 2016	$22,077	$6,979	$14,274	$391	$43,721

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$1,608	($970)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	390	483
Provision for loan losses	255	450
Granting of stock options	21	16
Net amortization of premiums on securities available for sale	279	222
Net realized loss from write-down or sale of foreclosed real estate and other assets	63	67
Net realized (gain) loss on sale or calls of securities available for sale	(332)	41
Amortization of purchase adjustments on loans	(270)	(128)
Amortization of intangible assets	155	136
Deferred income taxes	384	(599)
Proceeds from sale of mortgage loans	10,877	9,831
Net gain on sale of mortgage loans	(182)	(194)
Mortgage loans originated for sale	(9,919)	(10,577)
Earnings on cash value of life insurance, net	(158)	(125)
(Increase) decrease in accrued interest receivable and other assets	(342)	(589)
Increase (decrease) in accrued interest payable and other liabilities	(141)	1,661

Net Cash Provided by (Used in) Operating Activities	2,688	(275)

Cash Flows from Investing Activities
Net maturities of interest bearing time deposits	991	1
Securities available for sale:
Purchases	(31,265)	(5,964)
Proceeds from maturities, calls and principal repayments	5,052	3,766
Proceeds from sales	28,619	—
Proceeds from the sale of foreclosed real estate	1,020	1,002
Net (increase) decrease in restricted investments in bank stock	1,727	(313)
Net (increase) decrease in loans	9,571	(9,384)
Acquisition of customer list intangible assets	(244)	—
Purchases of premises and equipment	(253)	(194)
Acquisition of goodwill	(651)	—
Purchase of life insurance	(27)	(27)

Net Cash Provided by (Used in) Investing Activities	14,540	(11,113)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	13,105	9,550
Increase (decrease) in short-term borrowings	(38,506)	9,500
Proceeds from long-term debt	2,050	—
Repayment of long-term debt	(65)	(5,000)
Payment of capital lease	—	(1,655)
Issuance of common stock to DRP, 401k and ESPP plans	174	13
Dividends paid	(884)	(746)

Net Cash Provided by (Used in) Financing Activities	(24,126)	11,662

Net Increase (Decrease) in Cash and Cash Equivalents	(6,898)	274
Cash and Cash Equivalents - Beginning	21,697	14,580

Cash and Cash Equivalents - Ending	$14,799	$14,854

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Supplemental Disclosures of Cash Flows Information
Interest paid	$1,136	$1,051

Income taxes paid	$—	$275

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$1,040	$394

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The Company’s unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and predominant practices within the banking industry, and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016 or any other future period.

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

Note 1 - Summary of Significant Accounting Policies (continued)

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

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from the date of the financial statements through August 12, 2016, the date this Form 10-Q was filed, and has not identified any events, that require recognition or disclosure in the consolidated financial statements.

Note 2 - Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares that would have been outstanding if dilutive potential common shares had been issued. The Company’s potential common stock equivalents consist of outstanding common stock options of 344,250 shares of Riverview common stock as of June 30, 2016 and 322,200 shares of Riverview common stock as of June 30, 2015.

The following table presents the computation of earnings per share for the periods presented.

	Three Months ended June 30,
	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2016:
Basic EPS	$855	3,214,247	$0.27
Dilutive effect of potential common stock options		31,620

Diluted EPS	$855	3,245,867	$0.27

2015:
Basic EPS	($1,344)	2,709,538	($0.50)
Dilutive effect of potential common stock options		30,379

Diluted EPS	($1,344)	2,739,917	($0.50)

Note 2 - Earnings Per Common Share (continued)

	Six Months ended June 30,
	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2016:
Basic EPS	$1,608	3,210,374	$0.50
Dilutive effect of potential common stock options		23,562

Diluted EPS	$1,608	3,233,936	$0.50

2015:
Basic EPS	($970)	2,709,191	($0.36)
Dilutive effect of potential common stock options		40,506

Diluted EPS	($970)	2,749,697	($0.36)

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

The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income for the periods presented:

	Three Months Ended June 30,
	2016			2015
(In thousands)	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total
Beginning balance	$797	($569)	$228	$563	($342)	$221
Other comprehensive income (loss) before reclassifications	581	—	581	(506)	—	(506)
Amounts reclassified from accumulated other comprehensive income(1)	(334)	—	(334)	41	—	41
Tax effect of current period changes(2)	(84)	—	(84)	158	—	158

Net current-period other comprehensive income (loss)	163	—	163	(307)	—	(307)

Ending balance	$960	($569)	$391	$256	($342)	($86)

(1)	Included in gain (loss) on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in tax expense on the Consolidated Statements of Income.

Note 3 – Changes in Accumulated Other Comprehensive Income (continued)

	Six Months Ended June 30,
	2016			2015
(In thousands)	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total	Unrealized Gains and Losses on Available- for-Sale	Defined Benefit Pension Items	Total
Beginning balance	$461	($569)	($108)	$477	($342)	$135

Other comprehensive income (loss) before reclassifications	1,088	—	1,088	(376)	—	(376)
Amounts reclassified from accumulated other comprehensive income(1)	(332)	—	(332)	41	—	41
Tax effect of current period changes(2)	(257)	—	(257)	114	—	114

Net current-period other comprehensive income (loss)	499	—	499	(221)	—	(221)

Ending balance	$960	($569)	$391	$256	($342)	($86)

(1)	Included in gain (loss) on sale of available for sale securities on the Consolidated Statements of Income.
(2)	Included in tax expense on the Consolidated Statements of Income.

Note 4 - Investment Securities Available-for-Sale

The following tables present the amortized cost and estimated fair values of investment securities at June 30, 2016 and December 31, 2015, all of which were available-for-sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016:
U.S Government agencies	$2,202	$61	$—	$2,263
State and municipal	44,264	933	14	45,183
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	16,100	273	—	16,373
Corporate debt obligations	10,040	262	48	10,254
Equity securities, financial services	193	32	45	180

	$72,799	$1,561	$107	$74,253

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015:
U.S Treasuries	$103	$—	$—	$103
U.S Government agencies	4,708	29	—	4,737
State and municipal	34,197	587	14	34,770
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	25,942	116	35	26,023
Collateralized mortgage obligations (CMOs)	1,741	35	3	1,773
Corporate debt obligations	7,989	17	62	7,945
Equity securities, financial services	471	31	2	499

	$75,151	$815	$116	$75,850

Note 4 - Investment Securities Available-for-Sale (continued)

The amortized cost and fair value of debt securities available-for-sale at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations, with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$231	$234
Due after one year through five years	1,629	1,667
Due after five years through ten years	11,255	11,492
Due after ten years	43,391	44,307

	56,506	57,700

Mortgage-backed securities	16,100	16,373
Equity securities	193	180

	16,293	16,553

	$72,799	$74,253

Securities with an amortized cost of $40,364,000 and a fair value of $41,652,000 were pledged at June 30, 2016 as collateral for public fund deposits and for other purposes as required or permitted by law. In comparison, at December 31, 2015, securities with an amortized cost of $52,384,000 and a fair value of $53,039,000 were pledged for the same purposes.

Information with respect to securities with gross unrealized losses at June 30, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2016:
Available-for-sale:
State and municipal	$4,080	$9	$287	$5	$4,367	$14
Corporate debt obligations	3,452	48	—	—	3,452	48
Equity securities, financial services	118	45	—	—	118	45

	$7,650	$102	$287	$5	$7,937	$107

December 31, 2015:
Available-for-sale:
State and municipal	$—	$—	$652	$14	$652	$14
Mortgage-backed securities	9,513	35	—	—	9,513	35
Collateralized mortgage obligations (CMOs)	725	3	—	—	725	3
Corporate debt obligations	3,937	62	—	—	3,937	62
Equity securities, financial services	164	2	—	—	164	2

	$14,339	$102	$652	$14	$14,991	$116

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

At June 30, 2016, eight securities, comprised of five state and municipal securities, one corporate debt obligation and two equity securities, had unrealized losses as compared with a total of sixteen securities at December 31, 2015. Management believes the unrealized losses relate to changes in interest rates since the time the individual securities were purchased as opposed to underlying credit issues. As the Company does not intend to sell any of these debt securities, and it is more likely than not that the Company will not be required to sell any debt securities before the cost bases are recovered, no declines were deemed to be other-than-temporary.

Note 4 - Investment Securities Available-for-Sale (continued)

There were 71 securities sold during the second quarter of 2016, while a total of 92 securities were sold during the six months ended June 30, 2016. The sales were initiated to take advantage of increased market values due to a reduction in the yield curve. For the three months ended June 30, 2016, a gain $338,000 and a loss of $4,000, resulting in a net gain of $334,000 was recorded. For the six months ended June 30, 2016, gains of $338,000 and losses of $6,000, resulting in a net gain of $332,000 were recorded due to the sale of securities as well as several municipal bonds that were either fully or partially called. There were no securities sold during the three and six months ended June 30, 2015. However, a loss of $41,000 was recorded during the six months ended June 30, 2015 due to several municipal bonds that were either fully or partially called, resulting in the acceleration of premium expense associated with those specific securities.

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category. Loans receivable are summarized as follows for the periods presented:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial	$46,330	$46,076
Commercial real estate	206,721	205,500
Commercial land and land development	9,166	18,599
Residential real estate	112,514	117,669
Home equity lines of credit	18,909	17,437
Consumer installment	4,853	4,564

Total loans	398,493	409,845
Allowance for loan losses	(3,609)	(4,365)

Total loans, net	$394,884	$405,480

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

The following table presents an aging of loans receivable by loan portfolio segments as of June 30, 2016 and December 31, 2015, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
June 30, 2016:
Commercial	$741	$1	$215	$957	$45,373	$46,330	$—
Commercial real estate:
Non-owner occupied	2,232	—	—	2,232	102,398	104,630	—
Owner occupied	381	—	285	666	76,196	76,862	—
1-4 family investment	130	576	30	736	24,493	25,229	30
Commercial land and land development	218	—	—	218	8,948	9,166	—
Residential real estate	640	194	568	1,402	111,112	112,514	319
Home equity lines of credit	112	30	—	142	18,767	18,909	—
Consumer	1	—	—	1	4,852	4,853	—

Total	$4,455	$801	$1,098	$6,354	$392,139	$398,493	$349

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
December 31, 2015
Commercial	$34	$—	$1,007	$1,041	$45,035	$46,076	$—
Commercial real estate:
Non-owner occupied	—	—	24	24	110,431	110,455	—
Owner occupied	172	447	270	889	68,758	69,647	—
1-4 family investment	131	—	265	396	25,002	25,398	—
Commercial land and land development	—	250	—	250	18,349	18,599	—
Residential real estate	1,163	1,025	595	2,783	114,886	117,669	89
Home equity lines of credit	46	412	36	494	16,943	17,437	—
Consumer	10	—	1	11	4,553	4,564	—

Total	$1,556	$2,134	$2,198	$5,888	$403,957	$409,845	$89

Loan balances above include net deferred loan fees of $873,000 and $764,000 at June 30, 2016 and December 31, 2015, respectively.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower. Such loans approximated $1,575,000 and $3,182,000 at June 30, 2016 and December 31, 2015, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $28,000 for the three months ended June 30, 2016 and $56,000 for the six months ended June 30, 2016. These amounts compare to an increase in interest income of $45,000 for the three months ended June 30, 2015 and $88,000 for the six months ended June 30, 2015.

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents loans by loan portfolio segments that were on a nonaccrual status as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Commercial	$355	$1,143
Commercial real estate:
Non-owner occupied	—	24
Owner occupied	493	766
1-4 family investment	120	328
Residential real estate	607	885
Home equity lines of credit	—	36

Total	$1,575	$3,182

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

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following presents impaired loans by loan portfolio segments for the periods presented:

	June 30, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment in Impaired Loans	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$848	$848	$—	$850	$7	$852	$14
Commercial real estate:
Non-owner occupied	2,150	2,150	—	2,156	20	2,160	39
Owner occupied	972	972	—	976	18	981	37
1-4 family investment	854	854	—	861	7	868	14
Residential real estate	2,365	2,502	—	2,522	30	2,555	61
Home equity lines of credit	361	361	—	403	4	404	7

	$7,550	$7,687	$—	$7,768	$86	$7,820	$172

Loans with an allowance recorded:
Commercial	$131	$131	$1	$132	$—	$134	$—
Commercial real estate:
Owner Occupied	207	207	2	209	—	212	—
Residential real estate	119	119	33	120	1	120	2

	$457	$457	$36	$461	$1	$466	$2

Total
Commercial	$979	$979	$1	$982	$7	$986	$14
Commercial real estate:
Non-owner occupied	2,150	2,150	—	2,156	20	2,160	39
Owner occupied	1,179	1,179	2	1,185	18	1,193	37
1-4 family investment	854	854	0	861	7	868	14
Residential real estate	2,484	2,621	33	2,642	31	2,675	63
Home equity lines of credit	361	361	—	403	4	404	7

	$8,007	$8,144	$36	$8,229	$87	$8,286	$174

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

	December 31, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment in Impaired Loans	Interest Income Recognized
Loans with no related allowance recorded:
Commercial	$994	$994	$—	$511	$20	$512	$27
Commercial real estate:
Non-owner occupied	2,163	2,163	—	2,182	20	2,184	39
Owner occupied	1,462	1,462	—	1,198	31	1,007	46
1-4 family investment	879	879	—	814	6	817	11
Commercial land and land development	—	—	—	219	—	218	—
Residential real estate	2,526	2,644	—	2,431	41	2,530	86
Home equity lines of credit	400	400	—	445	16	448	16

	$8,424	$8,562	$—	$7,800	$134	$7,716	$225

Loans with an allowance recorded:
Commercial	$793	$1,193	$700	$1,062	$—	$866	$15
Commercial real estate:
Non-owner occupied	24	155	1	—	—	—	—
1-4 family investment	186	193	7	193	—	192	—
Residential real estate	121	121	7	123	1	123	2

	$1,124	$1,662	$715	$1,378	$1	$1,181	$17

Total
Commercial	$1,787	$2,187	$700	$1,573	$20	$1,378	$42
Commercial real estate:
Non-owner occupied	2,187	2,318	1	2,182	20	2,184	39
Owner occupied	1,462	1,462	—	1,198	31	1,007	46
1-4 family investment	1,065	1,072	7	1,007	6	1,009	11
Commercial land and land development	—	—	—	219	—	218	—
Residential real estate	2,647	2,785	7	2,554	42	2,653	88
Home equity lines of credit	400	400	—	445	16	448	16

	$9,548	$10,224	$715	$9,178	$135	$8,897	$242

The recorded investment in impaired loans decreased by $1,541,000 at June 30, 2016 as compared to December 31, 2015. This decrease resulted primarily from the charge-off of one large commercial loan in the amount of $723,000, and the transfer of two commercial real estate loans in the amount of $457,000 to other real estate owned, offset by payments and payoffs received on impaired loans.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDRs”). A loan is deemed to be a TDR when the Bank agrees to a modification to the terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty. As of June 30, 2016, there were twenty nine restructured loans, totaling $6,853,000, involving twenty two separate and unrelated borrowers who were experiencing financial difficulty. The modifications to these loans included reductions in interest rates, extension of maturity dates, lengthening of amortization schedules and provisions for interest only payments. There are no commitments to extend additional funds to any of these borrowers. At December 31, 2015, there were thirty-two restructured loans, totaling $7,083,000, involving twenty six separate and unrelated borrowers who were experiencing financial difficulty.

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The following table presents the number of loans and recorded investment in loans restructured and identified as TDRs for the three and six months ended June 30, 2015. There were no defaults or TDRs occurring within 12 months of modification during the three and six month periods ended June 30, 2016 and 2015. Defaulted loans are those for which payment is 30 days or more past due under the modified terms. There were no troubled debt restructurings during the three and six months ended June 30, 2016.

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

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the periods presented:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for Loan Losses for the Three Months Ended June 30, 2016:
Beginning balance	$566	$1,320	$621	$270	$93	$650	$104	$30	$63	$3,717
Charge-offs	—	—	—	41	249	8	—	5	—	303
Recoveries	36	—	—	—	—	2	—	1	—	39
Provision	(44)	(135)	11	54	326	(9)	6	10	(63)	156

Ending balance	$558	$1,185	$632	$283	$170	$635	$110	$36	$0	$3,609

Ending balance: individually evaluated for impairment	$1	$—	$2	$—	$—	$33	$—	$—	$—	$36

Ending balance: collectively evaluated for impairment	$557	$1,185	$630	$283	$170	$602	$110	$36	$—	$3,573

Allowance for Loan Losses for the Three Months Ended June 30, 2015:
Beginning balance	$363	$1,297	$731	$395	$113	$672	$107	$19	$38	$3,735
Charge-offs	—	—	—	11	—	12	10	16	—	49
Recoveries	8	—	—	—	—	—	—	1	—	9
Provision	269	(6)	(12)	14	3	20	19	18	125	450

Ending balance	$640	$1,291	$719	$398	$116	$680	$116	$22	$163	$4,145

Ending balance: individually evaluated for impairment	$272	$—	$—	$14	$—	$6	$—	$—	$—	$292

Ending balance: collectively evaluated for impairment	$368	$1,291	$719	$384	$116	$674	$116	$22	$163	$3,853

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Allowance for Loan Losses for the Six Months Ended June 30, 2016:
Beginning balance	$1,298	$1,372	$552	$303	$202	$520	$93	$25	$—	$4,365
Charge-offs	723	24	—	41	249	8	—	16	—	1,061
Recoveries	46	—	—	—	—	2	—	2	—	50
Provision	(63)	(163)	80	21	217	121	17	25	—	255

Ending balance	$558	$1,185	$632	$283	$170	$635	$110	$36	$—	$3,609

Ending balance: individually evaluated for impairment	$1	$—	$2	$—	$—	$33	$—	$—	$—	$36

Ending balance: collectively evaluated for impairment	$557	$1,185	$630	$283	$170	$602	$110	$36	$—	$3,573

Allowance for Loan Losses for the Six Months Ended June 30, 2015:
Beginning balance	$330	$1,380	$713	$369	$115	$701	$104	$15	$65	$3,792
Charge-offs	—	—	39	11	—	27	10	22	—	109
Recoveries	8	—	—	—	—	—	—	4	—	12
Provision	302	(89)	45	40	1	6	22	25	98	450

Ending balance	$640	$1,291	$719	$398	$116	$680	$116	$22	$163	$4,145

Ending balance: individually evaluated for impairment	$272	$—	$—	$14	$—	$6	$—	$—	$—	$292

Ending balance: collectively evaluated for impairment	$368	$1,291	$719	$384	$116	$674	$116	$22	$163	$3,853

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total
Loans as of June 30, 2016:
Ending balance	$46,330	$104,630	$76,862	$25,229	$9,166	$112,514	$18,909	$4,853		$398,493

Ending balance: individually evaluated for impairment	$979	$2,150	$1,179	$854	$—	$2,484	$361	$—		$8,007

Ending balance: collectively evaluated for impairment	$45,351	$102,480	$75,683	$24,375	$9,166	$110,030	$18,548	$4,853		$390,486

Loans as of December 31, 2015:
Ending balance	$46,076	$110,455	$69,647	$25,398	$18,599	$117,669	$17,437	$4,564		$409,845

Ending balance: individually evaluated for impairment	$1,787	$2,187	$1,462	$1,065	$—	$2,647	$400	$—		$9,548

Ending balance: collectively evaluated for impairment	$44,289	$108,268	$68,185	$24,333	$18,599	$115,022	$17,037	$4,564		$400,297

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

The following table presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of June 30, 2016 and December 31, 2015:

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total
June 30, 2016
1 – Excellent	$241	$—	$—	$—	$—	$—	$—	$106	$347
2 – Good	2,607	34	1,134	28	179	—	—	—	3,982
3 – Satisfactory	40,563	94,055	69,844	18,123	8,738	108,872	18,185	4,747	363,127
4 – Watch	1,046	5,377	2,895	5,168	249	398	335	—	15,468
5 – Special Mention	475	2,252	1,466	1,254	—	161	28	—	5,636
6 – Substandard	1,398	2,912	1,523	656	—	3,083	361	—	9,933
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$46,330	$104,630	$76,862	$25,229	$9,166	$112,514	$18,909	$4,853	$398,493

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total
December 31, 2015:
1 – Excellent	$249	$—	$—	$—	$—	$—	$—	$114	$363
2 – Good	2,729	111	1,190	35	168	—	—	—	4,233
3 – Satisfactory	39,193	99,010	60,806	17,990	18,070	113,681	16,671	4,450	369,871
4 – Watch	1,206	5,730	4,290	5,238	111	403	338	—	17,316
5 – Special Mention	443	2,270	1,530	1,269	—	164	28	—	5,704
6 – Substandard	2,256	3,334	1,831	866	250	3,421	400	—	12,358
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—

Total	$46,076	$110,455	$69,647	$25,398	$18,599	$117,669	$17,437	$4,564	$409,845

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The adequacy of the allowance is analyzed quarterly, and adjusted to the level deemed appropriate by management, based upon its risk assessment of the entire portfolio. Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2016, management believes the allowance for loan losses has been established at a level sufficient to cover the probable incurred losses in the loan portfolio.

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

The following is a summary of the loans acquired in the Union transaction as of November 1, 2013, the date of the consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Union	(In thousands)
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

The unpaid principal balances and the related carrying amount of Union acquired loans as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$1,303	$1,478
Carrying Amount	580	668
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	43,647	49,762
Carrying Amount	42,719	47,723
Total Purchased Loans
Outstanding balance	44,950	51,240
Carrying Amount	43,299	48,391

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(In thousands)
Balance – beginning of period	$259	$300	$307	$310
Accretion recognized during the period	(21)	(30)	(115)	(56)
Net reclassification from non-accretable to accretable	13	56	59	72

Balance – end of period	$251	$326	$251	$326

The following is a summary of the loans acquired in the Citizens’ merger as of December 31, 2015, the effective date of the merger:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Citizens	(In thousands)
Contractually required principal and interest at acquisition	$894	$81,780	$82,674
Contractual cash flows not expected to be collected	(237)	(13,517)	(13,754)

Expected cash flows at acquisition	657	68,263	68,920
Interest component of expected cash flows	(217)	(10,841)	(11,058)

Basis in acquired loans at acquisition – estimated fair value	$440	$57,422	$57,862

The unpaid principal balances and the related carrying amount of Citizens acquired loans as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$610	$608
Carrying Amount	431	440
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	51,933	57,581
Carrying Amount	51,677	57,422
Total Purchased Loans
Outstanding balance	52,543	58,189
Carrying Amount	52,108	57,862

Note 5 - Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (continued)

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(In thousands)
Balance – beginning of period	$213	$—	$217	$—
Accretion recognized during the period	(8)	—	(14)	—
Net reclassification from non-accretable to accretable	1	—	3	—

Balance – end of period	$206	$—	$206	$—

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

The vesting schedule for all option grants is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date of all options is ten years following the grant date. The Plan states that, upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. As of June 30, 2016, there were 171,000 option grants fully vested and exercisable. This vesting status was the result of the Board of Director’s approval as of December 31, 2013 to accelerate the vesting period for these options. There was no acceleration of vesting during 2016 or 2015.

Information pertaining to options outstanding at June 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$9.75 - $13.05	344,250	5.1 years	$10.48	171,000	$9.83	1.7 years

There was intrinsic value associated with 318,950 stock options out of 344,250 outstanding stock options at June 30, 2016 considering that the market value of the stock as of the close of business at quarter end was $12.10 per share as compared with the option exercise price of $10.00 for 107,200 options, $9.75 for 40,750 options, $10.35 for 9,250 options, and $10.60 for 161,750 options.

The Company accounts for these options in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. Riverview amortizes compensation expense over the vesting period (seven years). Total compensation expense relating to the options that have been recognized is $349,000, of which $21,000 was recorded for the six months ended June 30, 2016. The remaining unrecognized compensation expense as of June 30, 2016 was $212,000. In comparison with 2015, $16,000 in option compensation expense was recorded for the six months ended June 30, 2015. The increase in option compensation expense in 2016 was due to the granting of 25,300 options during the fourth quarter of 2015.

During the six months ended June 30, 2016 and 2015, no options were granted or exercised.

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

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows for the periods indicated:

	Contract or Notional Amount
	June 30, 2016	December 31, 2015
	(In thousands)
Commitments to grant loans	$22,310	$19,602
Unfunded commitments of existing loans	32,279	26,479
Standby and performance letters of credit	3,413	3,316

	$58,002	$49,397

Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Note 8 - Regulatory Matters and Shareholders’ Equity

The ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances is restricted by applicable regulations. Regulatory approval is required if the total of all dividends declared by a state-chartered bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At June 30, 2016, $1,256,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined). As of June 30, 2016, the Bank met all applicable capital adequacy requirements.

As of June 30, 2016, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since quarter-end that management believes have changed the Bank’s category.

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

Note 8 - Regulatory Matters and Shareholders’ Equity (continued)

The Bank’s actual capital ratios, which include the impact of the merger of Citizens at June 30, 2016 and December 31, 2015, and the minimum ratios required for capital adequacy purposes to be considered well capitalized under the prompt corrective action provisions, are summarized below for the periods presented:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2016 0.625% capital conservation buffer phase-in*)		Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2016:
Total risk-based capital (to risk-weighted assets)*	$42,854	11.0%	$33,658	≥8.625%	$39,024	≥10.0%
Tier 1 capital (to risk-weighted assets)*	39,188	10.0%	25,853	≥6.625%	31,219	≥8.0%
Tier 1 capital (to average total assets)	39,188	7.5%	20,906	≥4.0%	26,133	≥5.0%
Common equity tier 1 risk-based capital (to risk-weighted assets)*	39,188	10.0%	20,000	≥5.125%	25,365	≥6.5%

	Actual		Minimum Regulatory Capital Ratios under Basel III (without 2.5% capital conservation buffer phase-in)		Well Capitalized under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)	$43,128	10.7%	$32,296	≥8.0%	$40,370	≥10.0%
Tier 1 capital (to risk-weighted assets)	38,710	9.6%	24,222	≥6.0%	32,296	≥8.0%
Tier 1 capital (to average total assets)	38,710	7.2%	21,611	≥4.0%	27,014	≥5.0%
Common equity tier 1 risk-based capital (to risk-weighted assets)	38,710	9.6%	18,167	≥4.5%	26,241	≥6.5%

*	The Basel III capital rules became effective for the Bank on January 1, 2015. A new capital ratio - Common equity tier 1 risk-based capital – was introduced under the Basel III capital rules. Since the buffer phase-in of the capital rules was effective in January 2016, the presentation for June 30, 2016 takes into account the transitional capital conservation buffer phase-in, which added 0.625% to the minimum regulatory capital ratios, whereas the December 31, 2015 presentation does not reflect the buffer phase-in.

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

Note 9 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. At June 30, 2016 and December 31, 2015, the Company had no liabilities subject to fair value reporting measurement requirements.

The fair value of securities available for sale are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For these securities, the Company obtains fair value measurements from an independent pricing service. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 were as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2016:
U.S. Government agency securities	$2,263	$—	$2,263	$—
State and municipal	45,183	$—	45,183	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	16,373	—	16,373	—
Corporate debt obligations	10,254	—	10,254	—
Equity securities, financial services	180	180	—	—

Securities available-for- sale	$74,253	$180	$74,073	$—

December 31, 2015:
U.S. Treasuries	$103	$—	$103	$—
U.S. Government agency securities	4,737	$—	4,737	—
State and municipal	34,770	—	34,770	—
U.S. Government agencies and sponsored enterprises (GSEs) – residential:
Mortgage-backed securities	26,023	—	26,023	—
Collateralized mortgage obligations (CMOs)	1,773	—	1,773	—
Corporate debt obligations	7,945	—	7,945	—
Equity securities, financial services	499	499	—	—

Securities available-for- sale	$75,850	$499	$75,351	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following discussion describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

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

Note 9 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral. The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans are measured at the lower of cost or fair value of the underlying collateral less estimated costs to sell on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statements of Income. The Company had impaired loans of $8,007,000 at June 30, 2016, of which $457,000 required a valuation allowance of $36,000. This level compares with impaired loans of $9,548,000 at December 31, 2015, of which $1,124,000 required a valuation allowance of $715,000.

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

The Company recorded goodwill of $651,000 during the six months ended June 30, 2016 due to the acquisition of the two wealth management companies, and did not record any goodwill impairment during the six months ended June 30, 2016.

A summary of assets at June 30, 2016 and December 31, 2015, measured at estimated fair value on a nonrecurring basis follows:

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
June 30, 2016:
Loans held for sale	$—	$318	$—	$318	$—
Other real estate owned	—	842	—	842	—
Impaired loans, net of related allowance	—	421	—	421	—

Total	$—	$1,581	$—	$1,581	$—

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
	(In thousands)
December 31, 2015:
Loans held for sale	$—	$1,094	$—	$1,094	$—
Other real estate owned	—	885	—	885	(220)
Impaired loans, net of related allowance	—	316	93	409	—

Total	$—	$2,295	$93	$2,388	($220)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value (in thousands):

There were no Level 3 inputs at June 30, 2016.

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

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015.

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

Off-balance sheet financial instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at June 30, 2016 and December 31, 2015.

The estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are presented as follows:

		Fair Value Measurements at June 30, 2016 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$14,799	$14,799	$14,799	$—	$—
Investment securities	74,253	74,253	180	74,073	—
Mortgage loans held for sale	318	318	—	318	—
Loans, net	394,884	398,827	—	398,827	—
Accrued interest receivable	1,586	1,586	1,586	—	—
Restricted investments in bank stocks	588	588	—	—	588
Financial liabilities:
Deposits	461,447	467,865	—	467,865	—
Short-term borrowings	4,069	4,070	—	4,070	—
Long-term borrowings	11,335	11,317	—	11,317	—
Accrued interest payable	221	221	221	—	—
Off balance sheet financial instruments	—	—	—	—	—

Note 9 – Fair Value Measurements and Fair Values of Financial Instruments (continued)

		Fair Value Measurements at December 31, 2015 Using:
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$21,697	$21,697	$21,697	$—	$—
Interest-bearing time deposits	991	991	991	—	—
Investment securities	75,850	75,850	499	75,351	—
Mortgage loans held for sale	1,094	1,094	—	1,094	—
Loans, net	405,480	411,521	—	411,428	93
Accrued interest receivable	1,594	1,594	1,594	—	—
Restricted investments in bank stocks	2,315	2,315	—	—	2,315
Financial liabilities:
Deposits	448,342	441,413	—	441,413	—
Short-term borrowings	42,275	42,275	—	42,275	—
Long-term borrowings	9,350	9,343	—	9,343	—
Accrued interest payable	236	236	236	—	—
Off balance sheet financial instruments	—	—	—	—	—

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not

Note 10 – Recent Accounting Pronouncements (continued)

require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting”. The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (1) income tax consequences; (2) classification of awards as either equity or liabilities; and (3) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for years, and intermit periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RIVERVIEW FINANCIAL CORPORATION

The following discussion and analysis summarizes the Company’s results of operations and highlights material changes for the three and six months ended June 30, 2016 and June 30, 2015 and its financial condition as of June 30, 2016. This discussion is intended to provide additional information which may not be readily apparent from the consolidated selected financial data included in this report.

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

The Company has adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of its consolidated financial statements. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the period ended June 30, 2016 contained in Part I, Item 1, “Notes to Consolidated Financial Statements”.

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

Consolidated total assets were $527,313,000 as of June 30, 2016, a decrease of $22,136,000, or 4.0%, from $549,449,000 at December 31, 2015. The decrease in assets was attributable to a decrease in loans of $10,596,000 to $394,884,000 and a decrease of $6,898,000 in cash and cash equivalents. The Company’s deposits increased $13,105,000, or 2.9%, to $461,447,000. Cash and the proceeds of deposit growth were used to pay off $42,575,000 in short-term borrowings that were outstanding as of the 2015 year-end, as compared with $4,069,000 in short-term borrowings at June 30, 2016.

As a community-focused financial institution, the Company, through its wholly-owned banking subsidiary, generates the majority of its revenues from net interest income derived from its core banking activities, which totaled $8,953,000 at June 30, 2016 as compared with $7,438,000 at June 30, 2015. For the six months ended June 30, 2016, the Company recorded net income of $1,608,000 as compared with a net loss of ($970,000) for the six months ended June 30, 2015. The increase in 2016 earnings was attributable to the added volume of interest earning assets and interest bearing liabilities from the Citizens merger, which resulted in increased net interest income. Operating results in 2016 were further enhanced by the effects of strategic efficiency initiatives completed and recorded during 2015. In addition, net gains of $332,000 from the sale of investment securities were recorded during the first half of 2016 as compared with net losses of $41,000 that were recorded during the first half of 2015. The provision for loan losses in the first six months of 2016 was $255,000 as compared with $450,000 in the first six months of 2015. Basic and diluted earnings per share of $0.50 per share for the six months ended June 30, 2016 increased from basic and diluted loss per share of ($0.36) per share for the six months ended June 30, 2015. The increase in earnings per share was attributable to the increase in net income period over period, which positively impacted the return on average assets, which was 0.60% for the six months ended June 30, 2016, an increase from (0.44%) for the six months ended June 30, 2015, and the return on average equity, which was 7.52% for the six month period ended June 30, 2016 as compared to (5.11%) for the same period ended June 30, 2015.

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

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis (a non-GAAP financial measurement), for the three months ended June 30, 2016 and 2015.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Three Months Ended
	June 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$58,957	$435	2.97%	$32,228	$222	2.76%
Tax-exempt	12,203	138	4.55%	15,103	164	4.36%

Total securities	71,160	573	3.24%	47,331	386	3.27%

Loans:
Consumer	3,917	67	6.88%	2,261	23	4.08%
Commercial	46,640	466	4.02%	40,962	388	3.80%
Real estate	349,952	3,938	4.53%	308,304	3,501	4.55%

Total loans	400,509	4,471	4.49%	351,527	3,912	4.46%

Other interest earning assets	12,008	28	0.94%	10,807	25	0.93%

Total earning assets	483,677	5,072	4.22%	409,665	4,323	4.23%

Non-interest earning assets	49,656			36,957

Total assets	$533,333			$446,622

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$137,511	$103	0.30%	$132,928	$121	0.37%
Savings	120,747	81	0.27%	89,003	52	0.23%
Time deposits	134,085	278	0.83%	97,533	263	1.08%

Total deposits	392,343	462	0.47%	319,464	436	0.55%

Borrowings:
Short-term borrowings	9,451	13	0.55%	22,188	18	0.33%
Long-term borrowings	11,360	81	2.86%	6, 231	50	3.22%

Total borrowings	20,811	94	1.82%	28,419	68	0.96%

Total interest bearing liabilities	413,154	556	0.54%	347,883	504	0.58%

Demand deposits	70,342			56,143
Other liabilities	6,425			4,299
Shareholders’ equity	43,412			38,297

Total liabilities and shareholders’ equity	$533,333			$446,622

Net interest income (non-GAAP)		$4,516			$3,819
Tax benefit on tax-exempt securities		(47)			(56)
Tax benefit on tax-exempt loans		(46)			(38)

Total tax-equivalent adjustment		(93)			(94)

Net interest income (GAAP)		$4,423			$3,725

Net interest spread			3.68%			3.65%

Net interest margin			3.76%			3.74%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended June 30, 2016, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $749,000, to $5,072,000 from $4,323,000, for the three months ended June 30, 2015. Contributing to the increase in second quarter 2016 interest income was the acquisition of Citizens as of the 2015 year-end, which resulted in an 18.1% increase in total average interest-earning assets to $483,677,000 as compared with the second quarter of 2015. There was a slight decline in the yield on average interest earning assets, which decreased to 4.22% for the three months ended June 30, 2016 from 4.23% for the three months ended June 30, 2015.

Total interest expense increased $52,000, or 10.3%, to $556,000 for the three months ended June 30, 2016 from $504,000 for the three months ended June 30, 2015. This increase was attributable to the additional deposits obtained as a result of the Citizens acquisition, which increased $72,879,000 to $392,343,000 as of the end of the second quarter of 2016 from $319,464,000 as of the second quarter of 2015. In addition, the Company utilized the proceeds from the deposit growth to pay down total borrowings to $20,811,000 as of the end of the second quarter of 2016 from $28,419,000 as of the end of the second quarter of 2015. Although total interest bearing liabilities increased $65,271,000 to $413,154,000 for the three months ended June 30, 2016, cost of funds declined to 0.54% at the end of the second quarter of 2016 as compared with 0.58% at the end of the second quarter of 2015. This was due to a decline in interest rates paid on deposits and borrowing quarter over quarter.

Net interest income calculated on a fully tax equivalent basis increased to $4,516,000 for the three months ended June 30, 2016 from $3,819,000 for the three months ended June 30, 2015. Riverview’s net interest spread increased to 3.68% for the three months ended June 30, 2016 from 3.65% for the three months ended June 30, 2015, while its net interest margin increased to 3.76% for the three months ended June 30, 2016 from 3.74% at June 30, 2015.

The following table presents the Company’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis (a non-GAAP financial measurement), for the six months ended June 30, 2016 and June 30, 2015:

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$56,117	$836	3.00%	$32,879	$465	2.85%
Tax-exempt	15,724	344	4.40%	14,266	306	4.33%

Total securities	71,841	1,180	3.30%	47,145	771	3.30%

Loans:
Consumer	3,862	151	7.86%	2,165	54	5.03%
Commercial	46,456	924	4.00%	39,931	793	4.00%
Real estate	353,182	7,955	4.53%	307,013	6,931	4.55%

Total loans	403,500	9,030	4.50%	349,109	7,778	4.49%

Other interest earning assets	12,042	73	1.22%	10,773	77	1.44%

Total earning assets	487,383	10,283	4.24%	407,027	8,626	4.27%

Non-interest earning assets	51,825			36,795

Total assets	$539,208			$443,822

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$138,722	$216	0.31%	$132,872	$237	0.36%
Savings	116,610	155	0.27%	86,660	100	0.23%
Time deposits	134,998	557	0.83%	99,166	538	1.09%

Total deposits	390,330	928	0.48%	318,698	875	0.55%

Borrowings:
Short-term borrowings	19,522	56	0.58%	20,863	33	0.32%
Long-term borrowings	10,400	137	2.65%	6, 613	105	3.20%

Total borrowings	29,922	193	1.30%	27,476	138	1.01%

Total interest bearing liabilities	420,252	1,121	0.54%	346,174	1,013	0.59%

Demand deposits	69,308			54,952
Other liabilities	6,524			4,428
Shareholders’ equity	43,124			38,268

Total liabilities and shareholders’ equity	$539,208			$443,822

Net interest income (non-GAAP)		$9,162			$7,613
Tax benefit on tax-exempt securities		(117)			(104)
Tax benefit on tax-exempt loans		(92)			(71)

Total tax-equivalent adjustment		(209)			(175)

Net interest income (GAAP)		$8,953			$7,438

Net interest spread			3.70%			3.68%

Net interest margin			3.78%			3.77%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the six months ended June 30, 2016, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $1,657,000, to $10,283,000 from $8,626,000, for the six months ended June 30, 2015. The increase was attributable to higher total interest-earning assets, which increased $80,356,000, or 19.7%, due to the Citizens acquisition as of the 2015 year-end. The yield on interest earning assets decreased three basis points to 4.24% for the six months ended June 30, 2016 from 4.27% for the same period in 2015.

Total interest expense increased $108,000, to $1,121,000, for the six months ended June 30, 2016 from $1,013,000 for the six months ended June 30, 2015. This increase was attributable to higher total interest bearing liabilities, which increased $74,078,000, or 21.4%, due to the Citizens acquisition. Cost of funds declined to 0.54% as of the six months ended June 30, 2016 from 0.59% for the same period in 2015. The decrease is due to a decline in interest rates paid on total deposits.

Net interest income calculated on a fully tax equivalent basis increased $1,549,000, to $9,162,000, for the six months ended June 30, 2016 from $7,613,000 for the six months ended June 30, 2015. Riverview’s net interest spread increased to 3.70% for the six months ended June 30, 2016 from 3.68% for the six months ended June 30, 2015, while its net interest margin also increased to 3.78% for the six months ended June 30, 2016 from 3.77% for the six months ended June 30, 2015.

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

After an evaluation of these factors, a provision of $255,000 was recorded for the six months ended June 30, 2016 as compared with $450,000 recorded for the six months ended June 30, 2015. The lower provision recorded during the first six months of 2016 as compared with the same period in 2015 was driven primarily by a reduction in impaired loans for which specific allocations had been recorded, and a decrease in the unallocated portion of the allowance. The allowance for loan losses was $3,609,000, or 0.91% of total loans outstanding, at June 30, 2016, as compared with $4,365,000, or 1.07% of total loans, at December 31, 2015, and $4,145,000, or 1.18% of total loans, at June 30, 2015.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. Management believes the allowance for loan losses at June 30, 2016 was adequate to absorb probable and potential losses inherent in the loan portfolio. Notwithstanding this belief, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth changes in non-interest income for the three months ended June 30, 2016 and 2015.

Non-Interest Income
	Three Months Ended June 30,
		Increase/(Decrease)
(Dollars in thousands)	2016	Amount	%	2015
Service charges on deposit accounts	$131	$34	35.1%	$97
Other service charges and fees	185	32	20.9%	153
Earnings on cash value of life insurance	76	2	2.7%	74
Fees and commissions from securities brokerage	213	(4)	(1.8%)	217
Gain (loss) on sale of available for sale securities	334	375	914.6%	(41)
Gain (loss) on sale and valuation of other real estate owned	(69)	(28)	(68.3%)	(41)
Gain on other assets	—	53	100.0%	(53)
Gain on sale of mortgage loans	104	(12)	(10.3%)	116

	$974	$452	86.6%	$522

Non-interest income continues to be an important source of income for the Company, representing 18.0% of total revenues (comprised of net interest income and non-interest income) for the second quarter of 2016 as compared with 12.3% for the second quarter of 2015. Non-interest income increased 86.6% in comparing the financial results for the second quarter of 2016 with the results for the same period in 2015. A substantial portion of the increase in non-interest income was attributable to the gain from the sale of investment securities during the second quarter of 2016 as well as service charges and fee income associated with the deposit accounts acquired as part of the Citizens acquisition.

The following table sets forth changes in non-interest income for the six months ended June 30, 2016 and 2015.

Non-Interest Income
	Six Months Ended June 30,
		Increase/(Decrease)
(Dollars in thousands)	2016	Amount	%	2015
Service charges on deposit accounts	$242	$47	24.1%	$195
Other service charges and fees	350	60	20.7%	290
Earnings on cash value of life insurance	158	33	26.4%	125
Fees and commissions from securities brokerage	390	(36)	(8.5%)	426
Gain (loss) on sale of available for sale securities	332	373	909.8%	(41)
Gain (loss) on sale and valuation of other real estate owned	(63)	4	5.97%	(67)
Gain on other assets	—	53	100.0%	(53)
Gain on sale of mortgage loans	182	(12)	(6.2%)	194

	$1,591	$522	48.8%	$1,069

Non-interest income represented 15.1% of total revenues (comprised of net interest income and non-interest income) in June 30, 2016 as compared with 12.6% in June 30, 2015. The majority of the increase in non-interest income year over year was attributable to gains from the sale of investment securities. Due to an increase in account and transaction volume as a result of the Citizens acquisition, there was an increase in service charges and fee income.

Non-Interest Expenses

The following table presents the components of non-interest expense for the three months ended June 30, 2016 and 2015.

Non-Interest Expenses
	Three Months Ended June 30,
		Increase/(Decrease)
(Dollars in thousands)	2016	Amount	%	2015
Salaries and employee benefits	$2,126	($1,667)	(44.0%)	$3,793
Occupancy expense	327	(252)	(43.5%)	579
Equipment expense	199	34	20.6%	165
Telecommunications and processing charges	355	45	14.5%	310
Postage and office supplies	119	21	21.4%	98
Loan prepayment penalty	—	(238)	(100.0%)	238
FDIC premium	94	7	8.0%	87
Bank shares tax expense	2	(85)	(97.7%)	87
Directors’ compensation	86	(3)	(3.4%)	89
Professional services	255	133	109.0%	122
Amortization of intangibles	78	11	16.4%	67
Other expenses	535	110	25.9%	425

	$4,176	($1,884)	(31.1%)	$6,060

Non-interest expenses decreased 31.1% in the second quarter of 2016 in comparison to the same period in 2015. The decrease quarter over quarter was attributable to the impact of the restructuring and efficiency initiatives that were recorded during the second quarter of 2015. These initiatives included:

•	the departure of the former CEO during the second quarter of 2015 resulted in severance expense of $1,510,000;

•	the planned closure of the Bank’s branches during the second quarter of 2015 resulted in the payment of a $96,000 lease termination fee and $122,000 in additional expense from accelerating leasehold improvement depreciation; and

•	incurring a prepayment penalty of $238,000 as a result of prepaying two borrowings with the FHLB in order to reduce the Bank’s cost of funds going forward.

In addition, the reduction in the bank shares tax expense was due to recognizing and recording a $90,000 tax credit approved in May 2016 for the 2016 tax year by the Commonwealth of Pennsylvania. The tax credit was associated with the Bank’s contribution to various non-profit organizations approved by Pennsylvania’s Educational Improvement Tax Credit program (“EITC”). Unlike prior years when the credit was recorded in the fourth quarter, the credit was not recorded until the second quarter of 2016 when the Bank received approval for the tax credit. The approval from the Commonwealth of Pennsylvania was delayed until the Commonwealth approved its 2015-2016 budget, which did not occur until May of 2016.

The increase in professional services quarter over quarter was attributable to accounting, consulting and legal expenses associated with the acquisition of two wealth management companies, which settled during the second quarter of 2016. One of the companies is located in Palmyra, Pennsylvania while the other is located in Sunbury, Pennsylvania. Both companies are anticipated to be immediately accretive to earnings and provide increased depth in the Bank’s licensed representatives and wealth management support staff, creating a solid platform for additional growth in this important, strategic fee income line of business for the Bank.

The following table presents the components of non-interest expense for the six months ended June 30, 2016 and 2015.

Non-Interest Expenses
	Six Months Ended June 30,
		Increase/(Decrease)
(Dollars in thousands)	2016	Amount	%	2015
Salaries and employee benefits	$4,277	($1,594)	(27.2%)	$5,871
Occupancy expense	708	(307)	(30.2%)	1,015
Equipment expense	371	45	13.8%	326
Telecommunications and processing charges	702	99	16.4%	603
Postage and office supplies	221	35	18.8%	186
Loan prepayment penalty	—	(238)	(100.0%)	238
FDIC premium	214	59	38.1%	155
Bank shares tax expense	107	(65)	(37.8%)	172
Directors’ compensation	176	1	0.6%	175
Professional services	348	58	20.0%	290
Amortization of intangibles	155	21	15.7%	134
Other expenses	1,018	265	35.2%	753

	$8,297	($1,621)	(16.3%)	$9,918

Non-interest expenses decreased $1,621,000, or 16.3%, in comparing the first six months of 2016 with the same period in 2015. While non-interest expenses, in general, increased because of the Bank’s growth, the majority of the period to period decrease was directly attributable to Citizens merger related expenses, balance sheet restructuring resulting in a prepayment penalty, and other efficiency initiatives implemented during the first six months of 2015.

Provision for Federal Income Taxes.

Income tax expense was $210,000 for the second quarter of 2016, as compared with income tax benefit of $919,000 for the second quarter of 2015. The increase in the second quarter tax provision was attributable to recognizing pre-tax income in 2016 as compared to a pre-tax loss in 2015.

For the six months ended June 30, 2016, the tax expense was $384,000, as compared to a tax benefit of $891,000 for the six months ended June 30, 2015. The increase in the 2016 tax accrual was attributable to a before tax net income of $1,992,000 for the six months ended June 30, 2016, as compared with before tax net loss of $1,861,000 for the six months ended June 30, 2015.

Financial Condition as of June 30, 2016 and December 31, 2015

Securities

The following table sets forth the composition of the investment securities portfolio as of June 30, 2016 and December 31, 2015:

	Amortized Cost as of
	June 30, 2016	December 31, 2015
Available-for-sale securities:
U.S. Treasuries	$—	$103
U.S. Government agencies securities	2,202	4,708
State and municipal	44,264	34,197
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	16,100	25,942
Collateralized mortgage obligations (CMOs)	—	1,741
Corporate debt obligations	10,040	7,989
Equity securities, financial services	193	471

	$72,799	$75,151

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

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, the Company’s ability to hold the securities until maturity or until the fair values recover, and management’s opinion that it will not have to sell the securities prior to recovery of value. The Company invests in securities for the cash flow and yields they produce and not to profit from trading. The Company holds no trading securities in its portfolio, and the portfolio did not contain high risk securities or derivatives as of June 30, 2016 or December 31, 2015.

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

Investments in restricted bank stocks declined to $588,000 at June 30, 2016 from $2,315,000 at December 31, 2016. The decline was attributable to the redemption by the FHLB of its capital stock as a result of the Bank’s pay down of its short-term borrowings under its Open Repo Plus line with the FHLB to $4,069,000 at June 30, 2016 from $42,575,000 at December 31, 2015.

Loans

The loan portfolio comprises the major component of the Company’s earning assets and is the highest yielding asset category. The following table presents the composition of the total loan portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Commercial	$46,330	11.63%	$46,076	11.24%
Commercial real estate	206,721	51.87%	205,500	50.14%
Commercial land and land development	9,166	2.30%	18,599	4.54%
Residential real estate	112,514	28.23%	117,669	28.71%
Home equity lines of credit	18,909	4.75%	17,437	4.26%
Consumer installment	4,853	1.22%	4,564	1.11%

Total loans	398,493	100.00%	409,845	100.00%
Allowance for loan losses	(3,609)		(4,365)

Total loans, net	$394,844		$405,480

At June 30, 2016, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) were $394,844,000, a decrease of $10,636,000, or 2.62%, as compared with $405,480,000 as of December 31, 2015. The decrease in total loans was attributable to an increase in participations sold in the commercial real estate portfolio and the payoff of a large commercial construction loan.

Partially offsetting new loans recorded during the first six months of 2016 were scheduled loan payments and increased prepayments and payoffs that impacted loan growth. In addition, the Bank originated mortgage loans which it continued to sell to Freddie Mac on a service released basis. The decision to sell mortgage loans was generally based upon the Bank’s relationship with the customer, with further consideration given to the interest rate environment, interest rate risk and overall economic conditions.

Loans receivable, net of the allowance for loan losses, represented 74.89% of total assets and 85.57% of total deposits as of June 30, 2016, as compared to 73.8% and 90.4%, respectively, at December 31, 2015. All of the Bank’s loans are to domestic borrowers.

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

As of June 30, 2016, the Bank’s legal lending limit for loans to one borrower was $6,527,000. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows the Bank to maintain customer relationships while reducing credit exposure. However, this strategy may not always be available.

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

Residential Real Estate Loans

The Bank offers fixed and adjustable rate residential real estate secured loans to homeowners in our primary market area. These loans are made for the purchase or refinance of a borrower’s primary or secondary residence. These loans also include home equity installment loans granted for a variety of purposes. Our customer base is geographically diverse, reducing our potential risk. The loans are secured with a security interest in the borrower’s primary or secondary residence with a loan to value ratio of no more than 80%. Our underwriting includes an analysis of the borrower’s debt to income ratio which generally may not exceed 43%, collateral value, length and stability of employment and prior credit history. Subprime residential real estate loans are not originated without mitigating risk factors and all policy exceptions require approval of the next higher authority.

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

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of June 30, 2016 and December 31, 2015:

Non-Performing Assets
(Dollars in thousands)
	June 30, 2016	December 31, 2015
Accruing loans past due 90 days	$349	$89
Non-accrual loans	1,575	3,182

Total non-performing loans	1,924	3,271
Foreclosed real estate	842	885

Total non-performing assets	$2,766	$4,156

Non-performing loans to total loans	0.48%	0.80%
Non-performing assets to total assets	0.52%	0.76%
Allowance to non-performing loans	187.58%	133.45%

The non-performing asset ratios presented in the table above reflect improvement in the credit quality of the loan portfolio since December 31, 2015. During the first six months of 2016, the Bank experienced a decrease of $1,347,000 in total non-performing loans attributable to a decrease in non-accrual loans of $1,607,000, partially offset by an increase in accruing loans past due 90 days of $260,000. The decrease in non-accrual loans was primarily the result of the charge-off of one large commercial loan, and the transfer to foreclosed real estate of two commercial real estate loans. The $1,390,000 decrease in total non-performing assets as of June 30, 2016 as compared with December 31, 2015 was attributable to a $1,347,000 decrease in non-performing loans and a $43,000 decrease in foreclosed real estate. Management continues to be vigilant in its efforts to identify, evaluate and minimize credit risk and potential losses. Management is proactive in addressing and managing risk appropriate to the level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

The Bank had $842,000 in real estate acquired through foreclosure as of June 30, 2016, as compared with $885,000 as of December 31, 2015. The foreclosed real estate as of June 30, 2016 consisted of one mixed use property totaling $200,000, three commercial properties totaling $378,000, three single family residential properties totaling $251,000 and one parcel of vacant land totaling $13,000. The decrease in foreclosed real estate at June 30, 2016 from December 31, 2015 was due to the addition of two commercial properties totaling $197,000, and two single family residential properties totaling $228,000, offset by the sale of two mixed use properties totaling $57,000, two single family residential properties totaling $110,000, two parcels of vacant land totaling $251,000 and the write down of one single family residential property, one commercial property and one mixed use property totaling $50,000. Each of the foreclosed properties has been marked to the appropriate realizable value, and, at this time, no material loss is anticipated upon the ultimate sale of these assets.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or with similar economic characteristics, exceeds 10% of loans outstanding.

The following table presents loan concentrations as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Loans to Lessors of:
Residential buildings and dwellings	$51,384	$50,773
Nonresidential buildings	61,521	68,535

Although the loans listed above were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market. The performance of these portfolios continues to be acceptable.

Demand for office space and residential apartment space was solid in 2015 in the Bank’s market area. This level of demand continued through the second quarter of 2016. Absorption rates of available space continue to be positive and occupancy and rental rates have become increasingly more stable. As such, management does not believe that this concentration is an adverse condition to the Bank at this time.

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

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, the Bank recorded a provision of $255,000 for the six months ended June 30, 2016, as compared with $450,000 for the six months ended June 30, 2015. Management determined that the allowance for loan losses was adequate to absorb any losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making these determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)
	Six Months Ended
	June 30, 2016	June 30, 2015
Beginning balance	$4,365	$3,792
Provision for loan losses	255	450
Charge-offs:
Commercial, financial, agricultural	723	—
Real estate commercial	314	50
Real estate mortgage	8	37
Installments	16	22

Total charge-offs	1,061	109

Recoveries:
Commercial, financial, agricultural	46	8
Real estate commercial	—	—
Real estate mortgage	2	—
Installments	2	4

Total recoveries	50	12

Net (charge-offs)/recoveries	(1,011)	(97)

Ending balance	$3,609	$4,145

Net (charge-offs)/recoveries to average loans (annualized)	0.50%	0.06%
Allowance for loan losses to total loans	0.91%	1.18%

The decrease in the allowance for loan losses as a percentage of total loans as of June 30, 2016 as compared with June 30, 2015 was due primarily to the charge off of one large commercial loan, a decrease in the unallocated portion of the allowance and the addition of Citizens loans with no corresponding allowance for loan losses. Despite this decline, management believes that the June 30, 2016 allowance for loan losses to total loans is adequate given the improvement in the credit quality of the loan portfolio. Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that, going forward, additional provisions to its allowance for loan losses may be warranted as a result of factors the Bank cannot control.

Deposits

Deposits are the major source of the Bank’s funds for lending and investing purposes. Total deposits at June 30, 2016, were $461,447,000, an increase of $13,105,000, or 2.9%, from total deposits of $448,342,000 at December 31, 2015. The increase in total deposits was attributable to opportunities created by the Bank’s expanded geographic footprint and significant disruption through multiple in-market competitor acquisitions, where Riverview was able to attract and meet the needs of displaced customers.

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). As of June 30, 2016, short-term borrowings totaled $4,069,000, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. This level of short-term borrowings compared with $42,575,000 in outstanding short-term borrowings at December 31, 2015, all of which were borrowed under the Bank’s FHLB Open Repo Plus line.

Long-term borrowings totaled $11,335,000 at June 30, 2016 as compared with $9,350,000 outstanding at December 31, 2015, and are summarized as follows:

•	At June 30, 2016 and December 31, 2015, there was $5,000,000 in outstanding borrowings from the FHLB, at a fixed rate of 0.85% with a two year final maturity;

•	During 2014, the Company borrowed $2,000,000 under a secured term loan agreement with ACNB Bank. This borrowing was outstanding at June 30, 2016 and December 31, 2015; and

•	The Company has a $5,000,000 secured guidance line of credit with ACNB Bank, Gettysburg, Pennsylvania. As of June 30, 2016, there was $4,335,000 outstanding as compared with $2,350,000 which was outstanding at December 31, 2015.

Shareholders’ Equity and Capital Adequacy

At June 30, 2016, shareholders’ equity for the Company totaled $43,721,000, an increase of $1,418,000 as compared with shareholder equity of $42,303,000 at December 31, 2015. The increase was due to after tax net income of $1,608,000, the payment of dividends of $884,000, an increase in the net unrealized gains/losses on securities available for sale, which net of tax, increased equity by $499,000, and increases to surplus of $21,000 to reflect the compensation cost associated with option grants and $174,000 representing the proceeds of shares issued under the Company’s Dividend Reinvestment, 401k and Employee Stock Purchase plans.

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

Capital Ratios (of Bank)
	June 30, 2016	December 31, 2015	Regulatory Minimum (before 2016 Conservation Buffer)	“Well Capitalized” Requirement	Regulatory Minimum (with 2016 Conservation Buffer)
Tier 1 capital (to average assets)	7.5%	7.2%	4.0%	5.0%	4.0%
Tier 1 capital (to risk-weighted assets)	10.0%	9.6%	6.0%	8.0%	6.625%
Total risk-based capital (to risk-weighted assets)	11.0%	10.7%	8.0%	10.0%	8.625%
Common equity tier 1 risk based capital (to risk-weighted assets)	10.0%	9.6%	4.5%	6.5%	5.125%

The ratios presented for June 30, 2016 reflect additional Basel III requirements, including the transitional capital conservation buffer phase-in of 0.625% applied to the minimum regulatory capital ratios in 2016, with full implementation of a 2.5% conservation buffer by 2019. The buffer phase-in was not applicable to the December 31, 2015 capital ratios, since it became effective in 2016.

Banking laws and regulations limit the ability of the Bank to transfer cash to the Company in the form of dividends, loans or advances. Regulatory approval is required if the total of all dividends declared by a state bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years. At June 30, 2016, $1,256,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

The following table presents the details of quarterly cash dividends paid to the Company’s shareholders during the six months ended June 30, 2016 as compared with the six months ended June 30, 2015:

	Declaration Date	Record Date	Date of Payment	Per Share Cash Dividends Paid
2016:
First quarter	2/17/2016	3/4/2016	3/31/2016	$0.1375
Second quarter	5/18/2016	6/15/2016	6/30/2016	$0.1375
2015:
First quarter	2/25/2015	3/6/2015	3/30/2015	$0.1375
Second quarter	5/20/2015	6/9/2015	6/30/2015	$0.1375

During March 2011, the Company approved and implemented a Dividend Reinvestment and Stock Purchase Plan (the “DRP Plan”). The Plan enables registered shareholders to automatically reinvest all or a portion of their cash dividends into the purchase of additional common shares of the Company. Shareholders enrolled in the Plan also have the option to make voluntary cash contributions to the Plan on a quarterly basis in order to purchase additional shares of common stock. A 5% discount is applied to the purchase price of all shares purchased by the Plan. Shares purchased by the DRP Plan are made in open market or privately negotiated transactions (or a combination of both), and are administered by the Company’s transfer agent. In the event DRP Plan shares are issued from authorized but unissued shares, the Company would receive the proceeds from the purchase of such common stock. During the first six months of 2016, the Company issued 3,500 shares from authorized but unissued shares under the DRP Plan for a total of $38,000, which was recorded as an increase to the surplus account. During the six months ended June 30, 2015, the Company did not issue any authorized / unissued shares for the DRP Plan.

In June 2014, the Board of Directors and shareholders of the Company approved an Employee Stock Purchase Plan (“ESPP”), giving eligible employees the opportunity to purchase common stock at a 15% discount from the market price. A total of 75,000 shares were reserved for the issuance under the ESPP. Shares to be issued by the ESPP, which are administered by the Company’s transfer agent, may either be acquired from the open market or privately negotiated transactions, or may be issued from authorized but unissued shares. In the event ESPP shares are issued from authorized but unissued shares, the Company would receive the proceeds from the purchase of such common stock. During the first six months of 2016, the Company issued 3,039 common shares from authorized but unissued shares under the ESPP for a total of $36,000, which was recorded as an increase to the surplus account. This compares with the six months ended June 30, 2015, where the Company issued 1,024 common shares from authorized / unissued shares for the ESPP for a total of $13,000.

In addition to the authorized but unissued shares reserved for the ESPP, a total of 75,000 shares were reserved for issuance under the Riverview Financial Corporation 401(k) Retirement Plan (“401(k) Plan”). During the first six months of 2016, the Company issued 8,851 common shares from authorized but unissued shares under the 401(k) for a total of $100,000, which was recorded as an increase to the surplus account. During the six months ended June 30, 2015, no shares were issued by Riverview to 401(k) Plan participants.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit. At June 30, 2016, the Company had unfunded outstanding commitments to extend credit of $54,589,000 and outstanding letters of credit of $3,413,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Refer to Note 12 of the 2015 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of the Company’s off-balance sheet arrangements.

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

The Bank’s balance sheet at June 30, 2016 was positively gapped, which suggests that net interest income may increase during periods of rising rates. However, a simple interest rate gap analysis alone may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-

pricing, they may react differently to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, customer behavior or competition, prepayments and early withdrawal levels could also deviate from those assumed in evaluating the interest rate gap.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $14,799,000 at June 30, 2016, and was $7,889,000 lower than the $22,688,000 that was outstanding at December 31, 2015. While liquidity sources generated from assets include scheduled payments and prepayments of principal and interest from securities and loans in the Company’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital. At June 30, 2016, there was $32,601,000 of unpledged available-for-sale securities readily available for sale for liquidity purposes as compared with $22,811,000 at December 31, 2015.

On the liability side, the primary source of funds available to meet liquidity needs is deposits. The Bank’s core deposits, which exclude certificates of deposit over $250,000, were $440,113,000 at June 30, 2016 as compared to $440,776,000 at December 31, 2015. Core deposits have historically provided a source of relatively stable and low cost liquidity. Short-term and long-term borrowings utilizing the federal funds line and credit facilities established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding. As of June 30, 2016, the Bank had access to two formal borrowing lines with its correspondent banks totaling $219,180,000, net of the aggregate amounts outstanding on these lines totaling $5,000,000 in the form of long-term borrowings. In addition to the Bank’s borrowing capacity, Riverview has a $2,000,000 secured term loan and a $5,000,000 secured guidance line of credit available from ACNB Bank, with $4,400,000 in outstanding borrowings at June 30, 2016 as compared with $2,350,000 as of December 31, 2015.

There are a number of factors that may impact the Company’s liquidity position. Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows. Management is of the opinion that its liquidity position at June 30, 2016 was adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer), of the

effectiveness of the design and the operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, pursuant to Exchange Act Rule 15d-15. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. Based upon the evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

The following Exhibits are filed as part of this filing on Form 10-Q, or incorporated by reference hereto:

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

10.1	Employment Agreement of Scott A. Seasock. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

10.2	Amendment to Employment Agreement and Waiver of Certain Rights of Theresa Wasko. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2016

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2016

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

10.1	Employment Agreement of Scott A. Seasock. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

10.2	Amendment to Employment Agreement and Waiver of Certain Rights of Theresa Wasko. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).