Form 10-Q
period 2016-09-30
Riverview Financial Corp
filed 2016-11-10
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from

333-201017

(Commission File Number)

RIVERVIEW FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3917371
(State of incorporation)	(IRS Employer Identification Number)

3901 North Front Street, Harrisburg, PA	17110
(Address of principal executive offices)	(Zip code)

(717) 957-2196

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 3,229,976 at November 1, 2016.

Exhibit index on page 46

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2016

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$7,066	$14,679
Interest-bearing deposits in other banks	9,051	8,009
Investment securities available-for-sale	72,371	75,850
Loans held for sale	820	1,094
Loans, net	398,193	409,845
Less: allowance for loan losses	3,637	4,365

Net loans	394,556	405,480
Premises and equipment, net	12,287	12,373
Accrued interest receivable	1,701	1,594
Goodwill	5,408	4,757
Intangible assets	1,497	1,501
Other assets	22,321	24,112

Total assets	$527,078	$549,449

Liabilities:
Deposits:
Noninterest-bearing	$71,329	$70,106
Interest-bearing	387,664	378,236

Total deposits	458,993	448,342
Short-term borrowings	6,000	42,575
Long-term debt	11,257	9,350
Accrued interest payable	220	236
Other liabilities	6,447	6,643

Total liabilities	482,917	507,146

Stockholders’ equity:
Preferred stock, no par value, authorized 3,000,000 shares; none issued	—	—
Common stock: no par value, authorized 5,000,000 shares; September 30, 2016, issued and outstanding 3,229,467 shares; December 31, 2015, issued and outstanding 3,205,544 shares	22,077	22,077
Capital surplus	7,089	6,784
Retained earnings	14,802	13,550
Accumulated other comprehensive income (loss)	193	(108)

Total stockholders’ equity	44,161	42,303

Total liabilities and stockholders’ equity	$527,078	$549,449

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2016	2015	2016	2015
Interest income:
Interest and fees on loans:
Taxable	$4,598	$3,821	$13,362	$11,396
Tax-exempt	87	78	261	210
Interest and dividends on investment securities available-for-sale:
Taxable	539	225	1,375	690
Tax-exempt	53	133	280	335
Dividends	1	3	8	9
Interest on interest-bearing deposits in other banks	13	9	41	27
Interest on federal funds sold			2

Total interest income	5,291	4,269	15,329	12,667

Interest expense:
Interest on deposits	447	419	1,375	1,294
Interest on short-term borrowings	3	15	59	48
Interest on long-term debt	77	28	214	133

Total interest expense	527	462	1,648	1,475

Net interest income	4,764	3,807	13,681	11,192
Provision for loan losses	29		284	450

Net interest income after provision for loan losses	4,735	3,807	13,397	10,742

Noninterest income:
Service charges, fees and commissions	315	265	933	740
Commission and fees on fiduciary activities	34	22	88	65
Wealth management income	194	179	531	562
Mortgage banking income	210	112	401	316
Life insurance investment income	118	42	276	167
Net loss on sale of other real estate owned	(53)	(25)	(116)	(92)
Net gain (loss) on sale of investment securities available-for-sale	152	11	484	(30)

Total noninterest income	970	606	2,597	1,728

Noninterest expense:
Salaries and employee benefits expense	2,334	1,765	6,611	7,636
Net occupancy and equipment expense	538	794	1,617	2,135
Amortization of intangible assets	95	72	247	206
Other expenses	1,313	1,018	4,102	3,590

Total noninterest expense	4,280	3,649	12,577	13,567

Income (loss) before income taxes	1,425	764	3,417	(1,097)
Income tax expense (benefit)	454	142	838	(749)

Net income (loss)	971	622	2,579	(348)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(148)	232	940	(144)
Reclassification adjustment for net (gain) loss on sale of investment securities available-for-sale included in net income	(152)	(11)	(484)	30

Other comprehensive income (loss)	(300)	221	456	(114)
Income tax expense (benefit) related to other comprehensive income (loss)	(102)	75	155	(39)

Other comprehensive income (loss), net of income taxes	(198)	146	301	(75)

Comprehensive income (loss)	$773	$768	$2,880	($423)

Per share data:
Net income:
Basic	$0.30	$0.23	$0.80	($0.13)
Diluted	$0.30	$0.23	$0.80	($0.13)
Average common shares outstanding:
Basic	3,224,053	2,710,803	3,214,967	2,709,887
Diluted	3,244,688	2,719,328	3,237,553	2,718,742
Dividends declared	$0.14	$0.14	$0.41	$0.41

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	$22,077	$201	$15,795	$135	$38,208
Net loss			(348)		(348)
Other comprehensive loss, net of income taxes				(75)	(75)
Compensation cost of option grants		23			23
Issuance under ESPP Plan: 2,418 shares		30			30
Dividends declared, $0.41 per share			(1,118)		(1,118)

Balance, September 30, 2015	$22,077	$254	$14,329	$60	$36,720

Balance, January 1, 2016	$22,077	$6,784	$13,550	($108)	$42,303
Net income			2,579		2,579
Other comprehensive income, net of income taxes				301	301
Compensation cost of option grants		31			31
Issuance under ESPP, 401k and Dividend Reinvestment plans: 23,923 shares		274			274
Dividends declared: $0.41 per share			(1,327)		(1,327)

Balance, September 30, 2016	$22,077	$7,089	$14,802	$193	$44,161

See notes to consolidated financial statements

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,579	($348)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	533	780
Provision for loan losses	284	450
Stock based compensation	31	23
Net amortization of investment securities available-for-sale	389	326
Net loss on sale of other real estate owned	116	144
Net (gain) loss on sale of investment securities available-for-sale	(484)	30
Amortization of purchase adjustment on loans	(704)
Amortization of intangible assets	247	206
Deferred income taxes	384	(473)
Proceeds from sale of loans originated for sale	18,329	18,607
Net gain on sale of loans originated for sale	(401)	(305)
Loans originated for sale	(17,654)	(18,086)
Life insurance investment income	(276)	(167)
Net change in:
Accrued interest receivable	(107)	(131)
Other assets	(110)	(507)
Accrued interest payable	(16)	(61)
Other liabilities	(196)	1,367

Net cash provided by operating activities	2,944	1,855

Cash flows from investing activities:
Net maturities of interest bearing time deposits		1
Investment securities available-for-sale:
Purchases	(40,916)	(11,007)
Proceeds from repayments	7,420	5,502
Proceeds from sales	37,526
Proceeds from the sale of other real estate owned	1,129	956
Net (increase) decrease in restricted equity securities	1,489	(476)
Net (increase) decrease in loans	9,996	(10,998)
Business acquisitions, net of cash	(894)
Purchases of premises and equipment	(447)	(1,036)
Purchase of life insurance	(27)	(28)
Proceeds from life insurance	279

Net cash provided by (used in) investing activities	15,555	(17,086)

Cash flows from financing activities:
Net increase in deposits	10,651	6,473
Net increase (decrease) in short-term borrowings	(36,575)	10,833
Repayment of long-term debt	(143)	(5,000)
Proceeds from long-term debt	2,050	5,350
Payment of capital lease		(1,655)
Issuance under DRP, 401k and ESPP plans	274	30
Cash dividends paid	(1,327)	(1,118)

Net cash provided by (used in) financing activities	(25,070)	14,913

Net decrease in cash and cash equivalents	(6,571)	(318)
Cash and cash equivalents - beginning	22,688	14,580

Cash and cash equivalents - ending	$16,117	$14,262

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2016	2015
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,664	$1,516

Income taxes		$275

Noncash items from investing activities:
Other real estate acquired in settlement of loans	$1,348	$1,135

See notes to consolidated financial statements

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of Operations

Riverview Financial Corporation, (the “Company”), a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Riverview Bank (the “Bank”). Effective December 31, 2015, The Citizens National Bank of Meyersdale (“Citizens”) merged with and into Riverview Bank, with Riverview Bank surviving. The Company’s financial results reflect the merger of Citizens with and into Riverview Bank under the purchase method of accounting, with the Company treated as the acquirer from an accounting standpoint. The Company services its retail and commercial customers through 17 full-service community banking offices located within Berks, Dauphin, Northumberland, Perry, Schuylkill and Somerset Counties in Pennsylvania.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended and as of September 30, 2016, are not necessarily indicative of the results of operations and financial position that may be expected in the future. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K, filed on March 30, 2016.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities and impairment of goodwill. Actual results could differ from those estimates.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Recent Accounting Standards

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company is currently assessing the impact that ASU 2015-14 (or ASU 2014-19) will have on its consolidated financial statements.

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

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for years, and intermit periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. The Company does not expect the adoption of the new accounting guidance to have a material effect on the statement of cash flow.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2. Other comprehensive income (loss):

The components of other comprehensive income (loss) and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income (Loss). The accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Net unrealized gain on investment securities available-for-sale	$1,155	$699
Related income taxes	393	238

Net of income taxes	762	461

Benefit plan adjustments	(862)	(862)
Related income taxes	(293)	(293)

Net of income taxes	(569)	(569)

Accumulated other comprehensive income (loss)	$193	($108)

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2016 and 2015 is as follows:

Three months ended September 30,	2016	2015
Unrealized gain (loss) on investment securities available-for-sale	($148)	$232
Net gain on the sale of investment securities available-for-sale (1)	(152)	(11)

Other comprehensive income (loss) gain before taxes	(300)	221
Income tax expense (benefit)	(102)	75

Other comprehensive income (loss)	($198)	$146

Nine months ended September 30,	2016	2015
Unrealized gain (loss) on investment securities available-for-sale	$940	($144)
Net (gain) loss on the sale of investment securities available-for-sale (1)	(484)	30

Other comprehensive income (loss) gain before taxes	456	(114)
Income tax expense (benefit)	155	(39)

Other comprehensive income (loss)	$301	$(75)

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

3. Earnings per share:

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months ended September 30,
	Income Numerator	Common Shares Denominator	EPS
2016:
Basic	$971	3,224,053	$0.30
Dilutive effect of potential common stock options		20,635

Diluted	$971	3,244,688	$0.30

2015:
Basic	$622	2,710,803	$0.23
Dilutive effect of potential common stock options		8,525

Diluted	$622	2,719,328	$0.23

	Nine Months ended September 30,
	Income Numerator	Common Shares Denominator	EPS
2016:
Basic	$2,579	3,214,967	$0.80
Dilutive effect of potential common stock options		22,586

Diluted	$2,579	3,237,553	$0.80

2015:
Basic	($348)	2,709,887	($0.13)
Dilutive effect of potential common stock options		8,855

Diluted	($348)	2,718,742	($0.13)

Approximately 25,300 of total average outstanding stock options for the three and nine months ended September 30, 2016 were excluded from the diluted earnings per share calculation because their effect was antidilutive. There were no outstanding stock options for the three and nine months ended September 30, 2015 that were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at September 30, 2016 and December 31, 2015 are summarized as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$44,117	$838	$127	$44,828
Tax-exempt	5,749	172		5,921
Mortgage-backed securities:
U.S. Government agencies	1,934	42		1,976
U.S. Government-sponsored enterprises	9,688	176	1	9,863
Corporate debt obligations	9,545	240	190	9,595
Equity securities, financial services	183	5		188

Total	$71,216	$1,473	$318	$72,371

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$103			$103
U.S. Government-sponsored enterprises	4,708	$29		4,737
State and municipals:
Taxable	15,367	314	$9	15,672
Tax-exempt	18,830	273	5	19,098
Mortgage-backed securities:
U.S. Government agencies	277			277
U.S. Government-sponsored enterprises	27,406	151	38	27,519
Corporate debt obligations	7,990	17	62	7,945
Equity securities, financial services	470	31	2	499

Total	$75,151	$815	$116	$75,850

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2016, is summarized as follows:

September 30, 2016	Fair Value
Within one year	$232
After one but within five years	2,021
After five but within ten years	7,940
After ten years	50,151

60,344
Mortgage-backed securities	11,839

Total	$72,183

Securities with a carrying value of $55,429 and $53,039 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2016 and December 31, 2015, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$10,213	$122	$287	$5	$10,500	$127
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies
U.S. Government-sponsored enterprises	1,011	1			1,011	1
Corporate debt obligations	5,356	190			5,356	190
Equity securities, financial services

Total	$16,580	$313	$287	$5	$16,867	$318

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries
U.S. Government-sponsored enterprises
State and municipals:
Taxable			$284	$9	$284	$9
Tax-exempt			368	5	368	5
Mortgage-backed securities:
U.S. Government agencies
U.S. Government-sponsored enterprises	$10,238	$38			10,238	38
Corporate debt obligation	3,937	62			3,937	62
Equity securities, financial services	164	2			164	2

Total	$14,339	$102	$652	$14	$14,991	$116

The Company had 16 investment securities, consisting of 13 taxable state and municipal obligations, two corporate obligations, and one mortgage-backed security that were in unrealized loss positions at September 30, 2016. Of these securities, one taxable state and municipal obligation was in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2016. There was no OTTI recognized for the three or nine months ended September 30, 2016 and 2015.

The Company had 13 investment securities, consisting of one tax-exempt state and municipal obligation, one taxable state and municipal obligation, eight mortgage-backed securities, two corporate debt obligations and one equity security that were in unrealized loss positions at December 31, 2015. Of these securities, one tax-exempt state and municipal security and one taxable state and municipal obligation were in a continuous unrealized loss position for twelve months or more.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2016 and December 31, 2015 are summarized as follows. Net deferred loan costs were $986 and $764 at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Commercial	$45,479	$46,076
Real estate:
Construction	8,672	18,599
Commercial	206,661	205,500
Residential	131,651	135,106
Consumer	5,730	4,564

Total	$398,193	$409,845

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

		Real Estate
September 30, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance July 1, 2016	$558	$170	$2,100	$745	$36		$3,609
Charge-offs	(1)	(1)		(25)	(8)		(35)
Recoveries	25	1		1	7		34
Provisions	(72)	(13)	38	69	5	$2	29

Ending balance	$510	$157	$2,138	$790	$40	$2	$3,637

		Real Estate
September 30, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$1,298	$202	$2,227	$613	$25		$4,365
Charge-offs	(724)	(250)	(65)	(33)	(24)		(1,096)
Recoveries	70	1		3	10		84
Provisions	(134)	204	(24)	207	29	$2	284

Ending balance	$510	$157	$2,138	$790	$40	$2	$3,637

		Real Estate
September 30, 2015	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance July 1, 2015	$640	$116	$2,408	$796	$22	$163	$4,145
Charge-offs			(138)	(24)	(10)		(172)
Recoveries			19		2		21
Provisions	(182)	43	128	(5)	12	4

Ending balance	$458	$159	$2,417	$767	$26	$167	$3,994

		Real Estate
September 30, 2015	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2015	$330	$115	$2,462	$805	$15	$65	$3,792
Charge-offs			(188)	(60)	(32)		(280)
Recoveries	8		19		5		32
Provisions	120	44	124	22	38	$102	450

Ending balance	$458	$159	$2,417	$767	$26	$167	$3,994

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2016 and December 31, 2015 is summarized as follows:

		Real Estate
September 30, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$510	$157	$2,138	$790	$40	$2	$3,637

Ending balance: individually evaluated for impairment	2		55	33			90

Ending balance: collectively evaluated for impairment	$508	$157	$2,083	$757	$40	$2	$3,547

Loans receivable:
Ending balance	$45,479	$8,672	$206,661	$131,651	$5,730		$398,193

Ending balance: individually evaluated for impairment	964		3,736	2,828			7,528

Ending balance: collectively evaluated for impairment	$44,515	$8,672	$202,925	$128,823	$5,730		$390,665

		Real Estate
December 31, 2015	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$1,298	$202	$2,227	$613	$25		$4,365

Ending balance: individually evaluated for impairment	700		8	7			715

Ending balance: collectively evaluated for impairment	$598	$202	$2,219	$606	$25		$3,650

Loans receivable:
Ending balance	$46,076	$18,599	$205,500	$135,106	$4,564		$409,845

Ending balance: individually evaluated for impairment	1,787		4,714	3,047			9,548

Ending balance: collectively evaluated for impairment	$44,289	$18,599	$200,786	$132,059	$4,564		$400,297

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass- A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.

•	Special Mention- A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

•	Substandard- A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss- A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2016 and December 31, 2015:

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$42,506	$1,610	$1,363		$45,479
Real estate:
Construction	8,672				8,672
Commercial	194,279	8,400	3,982		206,661
Residential	129,822	28	1,801		131,651
Consumer	5,730				5,730

Total	$381,009	$10,038	$7,146		$398,193

December 31, 2015:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$43,377	$443	$2,256		$46,076
Real estate:
Construction	18,349		250		18,599
Commercial	194,400	5,069	6,031		205,500
Residential	131,093	192	3,821		135,106
Consumer	4,564				4,564

Total	$391,783	$5,704	$12,358		$409,845

Information concerning nonaccrual loans by major loan classification at September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30, 2016	December 31, 2015
Commercial	$350	$1,143
Real estate:
Construction
Commercial	410	1,118
Residential	703	921
Consumer

Total	$1,463	$3,182

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The major classifications of loans by past due status are summarized as follows:

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due		Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$46	$		$215	$261	$45,218	$45,479
Real estate:
Construction						8,672	8,672
Commercial	644		58		702	205,959	206,661
Residential	1,086		319	492	1,897	129,754	131,651	$133
Consumer	2				2	5,728	5,730

Total	$1,778		$377	$707	$2,862	$395,331	$398,193	$133

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due		Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$34	$		$1,007	$1,041	$45,035	$46,076
Real estate:
Construction			250		250	18,349	18,599
Commercial	303		447	559	1,309	204,191	205,500
Residential	1,209		1,437	631	3,277	131,829	135,106	$89
Consumer	10			1	11	4,553	4,564

Total	$1,556		$2,134	$2,198	$5,888	$403,957	$409,845	$89

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2016 and September 30, 2015, and as of and for the year ended, December 31, 2015 by major loan classification:

				This Quarter		Year-to-Date
September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$838	$838		$843	$8	$849	$22
Real estate:
Construction
Commercial	3,438	3,438		3,455	20	3,823	110
Residential	2,709	2,846		2,907	34	2,942	102
Consumer

Total	6,985	7,122		7,205	62	7,614	234

With an allowance recorded:
Commercial	126	126	$2	128		132
Real estate:
Construction
Commercial	298	298	55	269		231
Residential	119	119	33	119	2	120	4
Consumer

Total	543	543	90	516	2	483	4

Commercial	964	964	2	971	8	981	22
Real estate:
Construction
Commercial	3,736	3,736	55	3,724	20	4,054	110
Residential	2,828	2,965	33	3,026	36	3,062	106
Consumer

Total	$7,528	$7,665	$90	$7,721	$64	$8,097	$238

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

					For the Year Ended
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$994	$994	$		$1,018	$28
Real estate:
Construction
Commercial	4,504	4,504			4,069	207
Residential	2,926	3,044			2,770	133
Consumer

Total	8,424	8,542			7,857	368

With an allowance recorded:
Commercial	793	1,193		700	663	21
Real estate:
Construction
Commercial	210	348		8	198	4
Residential	121	121		7	123	5
Consumer

Total	1,124	1,662		715	984	30

Commercial	1,787	2,187		700	1,681	49
Real estate:
Construction
Commercial	4,714	4,852		8	4,267	211
Residential	3,047	3,165		7	2,893	138
Consumer

Total	$9,548	$10,204		$715	$8,841	$398

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

				This Quarter		Year-to-Date
September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,011	$1,011		$1,014	$22	$1,023	$22
Real estate:
Construction
Commercial	4,579	4,579		4,583	48	4,079	144
Residential	2,597	2,597		2,788	33	2,860	135
Consumer

Total	8,187	8,187		8,385	103	7,962	301

With an allowance recorded:
Commercial	1,193	1,193	120	1,193		530	27
Real estate:
Construction
Commercial	186	186	7	188		191
Residential	122	122	6	122	2	123	4
Consumer

Total	1,501	1,501	133	1,503	2	844	31

Commercial	2,204	2,204	120	2,207	22	1,553	49
Real estate:
Construction
Commercial	4,765	4,765	7	4,771	48	4,270	144
Residential	2,719	2,719	6	2,910	35	2,983	139
Consumer

Total	$9,688	$9,688	$133	$9,888	$105	$8,806	$332

For the three and nine months ended September 30, interest income, related to impaired loans, would have been $90 and $317 in 2016 and $155 and $470 in 2015 had the loans been current and the terms of the loans not been modified.

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $6,342 at September 30, 2016, $7,083 at December 31, 2015 and $6,842 at September 30, 2015.

Troubled debt restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition and a concession has been granted that the Company would not otherwise consider. Unless on nonaccrual, interest income on these loans is recognized when earned, using the interest method. The Company offers a variety of modifications to borrowers that would be considered concessions. The modification categories offered generally fall within the following categories:

•	Rate Modification - A modification in which the interest rate is changed to a below market rate.

•	Term Modification - A modification in which the maturity date, timing of payments or frequency of payments is changed.

•	Interest Only Modification - A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification - A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification - Any other type of modification, including the use of multiple categories above.

There were no loans modified as a troubled debt restructuring for the three months and the nine months ended September 30, 2016. There were no loans modified as troubled debt restructurings for the three months ended September 30, 2015. There were four loans modified as troubled debt restructurings for the nine months ended September 30, 2015 in the amount of $622. These loans were comprised of three residential real estate loans totaling $473 and one owner occupied commercial real estate loan totaling $149. The

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

residential loans were modified to extend the amortization period to reduce monthly payments to an affordable level for the customers who were experiencing financial difficulty. The owner occupied commercial real estate loan was modified to set a matured short term note to long term repayment as the customer did not have the ability to pay under the original terms. These restructurings result in collection of principal over a longer period than originally contracted for.

During the three and nine months ending September 30, 2016, there were no defaults on loans restructured within the prior twelve months. During the three and nine months ending September 30, 2015, there were two defaults on loans restructured within the prior twelve months totaling $158. These loans were comprised of one residential real estate loan in the amount of $10 and one owner occupied commercial real estate loan in the amount of $148. Each of these loans defaulted as they were both more than 30 days past due as of September 30, 2015. The effect of these defaults on the allowance for loan losses was negligible as both loans were well secured and the delinquency was subsequently cured.

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

As a result of the merger with Citizens, effective December 31, 2015, the Bank identified ten purchased credit impaired (“PCI”) loans. As part of the consolidation with Union, effective November 1, 2013, the Bank identified fourteen PCI loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Bank to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Bank then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan. The Bank’s evaluation of the amount of future cash flows that it expects to collect is based on a cash flow methodology that involves assumptions and judgments as to credit risk, collateral values, discount rates, payment speeds, and prepayment risk. Charge-offs of the principal amount on purchased impaired loans are first applied to the non-accretable discount.

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

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The following is a summary of the loans acquired in the Union merger as of November 1, 2013, the date of the consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Union
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

The unpaid principal balances and the related carrying amount of Union acquired loans as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$804	$1,478
Carrying Amount	470	668
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	40,947	49,762
Carrying Amount	40,084	47,723
Total Purchased Loans
Outstanding balance	41,751	51,240
Carrying Amount	$40,554	$48,391

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance – beginning of period	$251	$326	$307	$310
Accretion recognized during the period	(403)	(48)	(518)	(104)
Net reclassification from non-accretable to accretable	322	38	381	110

Balance – end of period	$170	$316	$170	$316

The following is a summary of the loans acquired in the Citizens’ merger as of December 31, 2015, the effective date of the merger:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Citizens
Contractually required principal and interest at acquisition	$894	$81,780	$82,674
Contractual cash flows not expected to be collected	(237)	(13,517)	(13,754)

Expected cash flows at acquisition	657	68,263	68,920
Interest component of expected cash flows	(217)	(10,841)	(11,058)

Basis in acquired loans at acquisition – estimated fair value	$440	$57,422	$57,862

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The unpaid principal balances and the related carrying amount of Citizens acquired loans as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$608	$608
Carrying Amount	428	440
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	48,619	57,581
Carrying Amount	48,369	57,422
Total Purchased Loans
Outstanding balance	49,228	58,189
Carrying Amount	$48,797	$57,862

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Balance – beginning of period	$206	$217
Accretion recognized during the period	(7)	(21)
Net reclassification from non-accretable to accretable	4	7

Balance – end of period	$203	$203

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused portions of lines of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

Unused commitments at September 30, 2016, totaled $64,126, consisting of $60,589 in unfunded commitments of existing loan facilities and $3,537 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2015, totaled $49,397, consisting of $46,081 in unfunded commitments of existing loans and $3,316 in standby letters of credit.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

6. Other assets:

The components of other assets at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
Other real estate owned	$988	$885
Bank owned life insurance	11,788	11,764
Restricted equity securities	826	2,315
Deferred tax assets	6,905	7,444
Other assets	1,814	1,704

Total	$22,321	$24,112

7. Fair value estimates:

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosure under GAAP. Fair value estimates are calculated without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that are not considered financial. Accordingly, such assets and liabilities are excluded from disclosure requirements.

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. In many cases, these values cannot be realized in immediate settlement of the instrument.

Current fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction that is not a forced liquidation or distressed sale between participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

In accordance with GAAP, the Company groups its assets and liabilities generally measured at fair value into three levels based on market information or other fair value estimates in which the assets and liabilities are traded or valued and the reliability of the assumptions used to determine fair value. These levels include:

•	Level 1: Unadjusted quoted prices of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

An asset’s or liability’s placement in the fair value hierarchy is based on the lowest level of input that is significant to the fair value estimate.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

The following methods and assumptions were used by the Company to calculate fair values and related carrying amounts of financial instruments:

Cash and cash equivalents: The carrying values of cash and cash equivalents as reported on the balance sheet approximate fair value.

Investment securities: The fair values of U.S. Treasury securities and marketable equity securities are based on quoted market prices from active exchange markets. The fair values of debt securities are based on pricing from a matrix pricing model.

Loans held for sale: The carrying value of loans held for sale as reported on the balance sheet approximate fair value.

Net loans: For adjustable-rate loans that re-price frequently and with no significant credit risk, fair values are based on carrying values. The fair values of other non-impaired loans are estimated using discounted cash flow analysis, using interest rates currently offered in the market for loans with similar terms to borrowers of similar credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral values, where applicable.

Accrued interest receivable: The carrying value of accrued interest receivable as reported on the balance sheet approximates fair value.

Restricted equity securities: The carrying values of restricted equity securities approximate fair value, due to the lack of marketability for these securities.

Deposits: The fair values of noninterest-bearing deposits and savings, NOW and money market accounts are the amounts payable on demand at the reporting date. The fair value estimates do not include the benefit that results from such low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. For fixed-rate time deposits, the present value of future cash flows is used to estimate fair values. The discount rates used are the current rates offered for time deposits with similar maturities.

Short-term borrowings: The carrying values of short-term borrowings approximate fair value.

Long-term debt: The fair value of fixed-rate long-term debt is based on the present value of future cash flows. The discount rate used is the current rate offered for long-term debt with the same maturity.

Accrued interest payable: The carrying value of accrued interest payable as reported on the balance sheet approximates fair value.

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at September 30, 2016 and December 31, 2015.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value Measurement Using
September 30, 2016	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$44,828		$44,828
Tax-exempt	5,921		5,921
Mortgage-backed securities:
U.S. Government agencies	1,976		1,976
U.S. Government-sponsored enterprises	9,863		9,863
Corporate debt obligations	9,595		9,595
Equity securities, financial services	188	$188

Total	$72,371	$188	$72,183

	Fair Value Measurement Using
December 31, 2015	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale:
U.S. Treasury securities	$103		$103
U.S. Government-sponsored enterprises	4,737		4,737
State and municipals:
Taxable	15,672		15,672
Tax-exempt	19,098		19,098
Mortgage-backed securities:
U.S. Government agencies	277		277
U.S. Government-sponsored enterprises	27,519		27,519
Corporate debt obligations	7,945		7,945
Equity securities, financial services	499	$499

Total	$75,850	$499	$75,351

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value Measurement Using
September 30, 2016	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Loans held for sale	$820		$820
Other real estate owned	988			$988
Impaired loans, net of related allowance	453			453

Total	$2,261		$820	$1,441

	Fair Value Measurement Using
December 31, 2015	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Loans held for sale	$1,094		$1,094
Other real estate owned	885			$885
Impaired loans, net of related allowance	409	$93		316

Total	$2,388	$93	$1,094	$1,201

Fair values of impaired loans are based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Fair value of other real estate owned is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The Company did not utilize Level 3 inputs to determine fair value as of September 30, 2016. The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value as of December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Inventory	$93	Estimated salvage (1)	Salvage valuation and liquidation adjustments(2)	88% - 90%

(1)	Fair value is generally determined through estimated values of the underlying collateral.
(2)	Values may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and adjustments are presented as a percent of the original inventory value.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

The carrying and fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
September 30, 2016	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$7,066	$7,066	$7,066
Interest-bearing time deposits	9,051	9,051	9,051
Investment securities	72,371	72,371	188	$72,183
Loans held for sale	820	820		820
Net loans	394,556	398,126			$398,126
Accrued interest receivable	1,701	1,701	1,701
Restricted equity securities	826	826	826
Financial liabilities:
Deposits	$458,993	$462,526		$462,526
Short-term borrowings	6,000	6,000		6,000
Long-term borrowings	11,257	11,233		11,233
Accrued interest payable	220	220	220

		Fair Value Hierarchy
December 31, 2015	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$21,697	$21,697	$21,697
Interest-bearing time deposits	991	991	991
Investment securities	75,850	75,850	499	$75,351
Loans held for sale	1,094	1,094		1,094
Net loans	405,480	411,521			$411,521
Accrued interest receivable	1,594	1,594	1,594
Restricted equity securities	2,315	2,315	2,315
Financial liabilities:
Deposits	$448,342	$441,413		$441,413
Short-term borrowings	42,275	42,275		42,275
Long-term borrowings	9,350	9,343		9,343
Accrued interest payable	236	236	236

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Cautionary Note Regarding Forward-Looking Statements:

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Riverview Financial Corporation and its direct and indirect subsidiaries. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to achieve the intended benefits of acquisitions and integration of previously acquired businesses; restructuring initiatives; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Riverview Financial Corporation does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Notes to the Consolidated Financial Statements referred to in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform with the current year’s presentation and did not have any effect on the operating results or financial position of the Company.

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Operating Environment:

United States economic growth improved in the third quarter of 2016, after an uninspiring first half of the year, as an increase in inventories and exports helped offset weakness in household spending. The gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 2.9% in the third quarter of 2016. The 2.9% growth rate was the highest level experienced in two years and more than doubled the 1.4% rate of growth in the second quarter of 2016. This stronger growth provides evidence to the Federal Open Market Committee (“FOMC”) that the economy may be healthy enough to warrant an increase in the federal funds target rate in the fourth quarter of 2016. An increase in interest rates may have an adverse impact on our loan growth, asset quality and fund costs but should improve our yield on earning assets.

Review of Financial Position:

Total assets decreased $22,371, or 4.1%, to $527,078 at September 30, 2016, from $549,449 at December 31, 2015. Loans, net decreased to $398,193 at September 30, 2016, compared to $409,845 at December 31, 2015, a decrease of $11,652, or 2.8%. The decrease in net loans during 2016 resulted from an increased competitive environment for new originations along with the payoff of certain larger balance credits. Investment securities decreased $3,479, or 4.6% in the nine months ended September 30, 2016. Noninterest-bearing deposits increased $1,223, while interest-bearing deposits increased $9,428 in the 2016 nine month period. Total stockholders’ equity increased $1,858, or 4.4%, from $42,303 at year-end 2015 to $44,161 at September 30, 2016. For the third quarter of 2016, total assets, loans, net and deposits decreased $235, $300 and $2,454, respectively. For the nine months ended September 30, 2016, total assets averaged $536,334, an increase of $91,019 from $445,315 for the same period of 2015. The significant increase in average assets was primarily attributable to the merger with Citizens in the fourth quarter of 2015.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $72,371 at September 30, 2016, a decrease of $3,479, or 4.6% from $75,850 at December 31, 2015.

For the nine months ended September 30, 2016, the investment portfolio averaged $72,065, an increase of $23,673 compared to $48,392 for the same period last year. The tax-equivalent yield on the investment portfolio increased 2 basis points to 3.35% for the nine months ended September 30, 2016, from 3.33% for the comparable period of 2015. The tax-equivalent yield increased from 3.24% in the second quarter of 2016 to 3.44% in the third quarter of 2016.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $762, net of deferred income taxes of $393, at September 30, 2016, and $461, net of deferred income taxes of $238, at December 31, 2015.

The Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan volume stabilized during the third quarter of 2016 following declines in the first two quarters of 2016. Loans, net, decreased to $398,193 at September 30, 2016 from $409,845 at December 31, 2015, a decrease of $11,652, or 2.8%. The decline reflected decreases in commercial, construction and residential real estate loans, partially offset by increases in commercial real estate and consumer loans. Business loans, including commercial loans and construction and commercial real estate loans, decreased $9,363, or 3.5%, to $260,812 at September 30, 2016 from $270,175 at December 31, 2015. Retail loans, including residential real estate and consumer loans, declined $2,289, or 1.6% to $137,381 at the end of the third quarter of 2016 from $139,670 at year-end 2015.

For the third quarter of 2016, loans, net were relatively unchanged at $398,193 from the end of the second quarter of 2016. Business loans decreased $1,405, while retail loans increased $1,105 during the third quarter of 2016.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the nine months ended September 30, 2016, loans, net averaged $402,469, an increase of $52,687 or 15.1% compared to $349,782 for the same period of 2015. The tax-equivalent yield on the loan portfolio was 4.57% for the nine months ended September 30, 2016, a 9 basis point increase from the comparable period last year. The tax-equivalent yield on the loan portfolio increased 21 basis points to 4.70% in the third quarter of 2016 from 4.49% in the second quarter of 2016. The third quarter of 2016 included the recognition of a credit fair value mark on the payoff of a loan acquired in the Union Bancorp, Inc. merger. The income from the payoff accounted for a 38 basis point increase in the tax equivalent yield in the third quarter of 2016.

In addition to the risks inherent in our loan portfolio in the normal course of business, we are also a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of lines of credit and commercial letters of credit made under the same underwriting standards as on-balance sheet instruments, and may involve, to varying degrees, elements of credit risk and interest rate risk (“IRR”) in excess of the amount recognized in the consolidated financial statements.

Unused commitments at September 30, 2016, totaled $64,126, consisting of $60,589 in unfunded commitments of existing loan facilities and $3,537 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2015, totaled $49,397, consisting of $46,081 in unfunded commitments of existing loans and $3,316 in standby letters of credit.

Asset Quality:

National, Pennsylvania and market area unemployment rates at September 30, 2016 and 2015 are summarized as follows:

	September 30, 2016	September 30, 2015
United States	5.0%	5.1%
Pennsylvania (statewide)	5.7%	4.9%
Berks County	5.0%	4.3%
Dauphin County	4.9%	4.1%
Northumberland County	6.0%	5.2%
Perry County	4.7%	3.6%
Schuylkill County	6.1%	5.5%
Somerset County	6.5%	5.5%

Employment conditions in 2016 improved slightly for the United States but deteriorated for the Commonwealth of Pennsylvania as evidenced by an increase in the unemployment rate from 4.9% in September 2015 to 5.7% in September 2016. Similar to the Commonwealth, unemployment rates increased for all six counties in which we have branch locations. The lowest unemployment rate in 2016 for all the Counties we serve was Perry County at 4.7%. The increase in unemployment rates may have an impact on economic growth within these areas and could have a corresponding effect on our business by reducing loan demand and weakening asset quality.

Our asset quality improved in the third quarter of 2016. Nonperforming assets decreased $2,221 or 20.5% to $8,601 at September 30, 2016, from $10,822 at December 31, 2015. We experienced a decrease in nonaccrual and restructured loans, which more than offset increases in accruing loans past due 90 days or more and other real estate owned. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 2.2% at September 30, 2016 compared to 2.6% at December 31, 2015.

Loans on nonaccrual status decreased $1,719 to $1,463 at September 30, 2016 from $3,182 at December 31, 2015. The majority of the improvement from year end was due to a decrease of $793 in commercial loans on nonaccrual status. Accruing troubled debt restructured loans declined $649, or 9.7%, to $6,017 at September 30, 2016 from $6,666 at December 31, 2015. Other real estate owned increased $103, while accruing loans past due increased $44 during the nine months ended September 30, 2016.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the three months ended September 30, 2016, nonperforming assets improved to $8,601, a decrease of $765 from $9,366 at June 30, 2016. Decreases in nonaccrual loans of $112, restructured loans of $583 and accruing loans past due 90 days or more of $216 more than offset a $146 increase in other real estate owned.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to maximize profitability. However, this objective is superseded by our attempts to assure that asset quality remains strong. During 2016, we continued our efforts to maintain sound underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The allowance for loan losses is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended December 13, 2006, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB Accounting Standards Codification (“ASC”) 310, “Receivables,” for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, “Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, the Chief Credit Officer identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events. However, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions. For additional disclosure related to the allowance for loan losses refer to the note entitled, “Loans, net and Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements to this Quarterly Report.

The allowance for loan losses decreased $728 to $3,637 at September 30, 2016, from $4,365 at the end of 2015. For the nine months ended September 30, 2016, net charge-offs were $1,012, or 0.33%, of average loans outstanding, a $765 increase compared to $248 or 0.10% of average loans outstanding in the same period of 2015. Net charge-offs totaled $1 in the third quarter of 2016 compared to $151 in the third quarter of 2015.

Deposits:

We attract the majority of our deposits from within our six county market area that stretches from Schuylkill County in the eastern part of Pennsylvania to Somerset County in the southwestern part of Pennsylvania by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2016, total deposits increased to $458,993 from $448,342 at December 31, 2015. Noninterest-bearing accounts increased $1,223, while interest-bearing accounts increased $9,428 in the nine months ended September 30, 2016. Interest-bearing transaction accounts, including NOW, money market and savings accounts, increased $18,959, or 7.9%, to $260,427 at September 30, 2016 from $241,468 at December 31, 2015. Total time deposits decreased $9,531 to $127,237 at September 30, 2016 from $136,768 at December 31, 2015. Time deposits less than $100 decreased $2,273, or 2.9%, while time deposits of $100 or more declined $7,258, or 12.6%. Demand deposits increased $1,223 to $71,329 at September 30, 2016, compared to $70,106 at December 31, 2015. For the three months ended September 30, 2016, total deposits decreased $2,454. Growth in savings, money market and demand deposits were more than offset by declines in NOW accounts and time deposits.

For the nine months ended September 30, 2016 interest-bearing deposits averaged $391,990 in 2016 compared to $319,947 in 2015. The cost of interest-bearing deposits was 0.47% in 2016 compared to 0.54% for the same period last year. For the nine months ended September 30, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.53% in 2016 compared to 0.57% in 2015. The cost of interest-bearing liabilities decreased 3 basis points when comparing the second and third quarters of 2016.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Interest rates have been at historic lows for an extended period. Time deposit rates have remained flat. As such, customers have continued to be attracted to interest-bearing non-maturity deposits to provide flexibility in the event of an increase in general market rates.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). As of September 30, 2016, short-term borrowings totaled $6,000, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. Short-term borrowings were $42,575 at December 31, 2015, all of which were borrowed under the Bank’s FHLB Open Repo Plus line.

Long-term debt totaled $11,257 at September 30, 2016 as compared to $9,350 at December 31, 2015.

Market Risk Sensitivity:

Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily interest rate risk (“IRR”) associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

As a result of economic uncertainty and a prolonged era of historically low market rates, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

The Asset Liability committee (“ALCO”), comprised of members of our Board of Directors, senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate-sensitive assets (“RSA”) and rate-sensitive liabilities (“RSL”), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio of less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

Our cumulative one-year RSA/RSL ratio equaled 0.78 at September 30, 2016. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to move towards a positive static gap position.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The current position at September 30, 2016, indicates that the amount of RSL repricing within one year would exceed that of RSA, thereby causing increases in market rates, to decrease net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

Static gap analysis, although a standard measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position. Variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table.

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2016, produced different results from those indicated by the one-year static gap position. Given an instantaneous and parallel shift in interest rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2017, would increase 1.13% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

Financial institutions are affected differently by inflation than commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us, however we believe that our exposure to inflation can be mitigated through asset/liability management.

Liquidity:

Liquidity management is essential to our continuing operations and enables us to meet financial obligations as they come due, as well as to take advantage of new business opportunities as they arise. Financial obligations include, but are not limited to, the following:

•	Funding new and existing loan commitments;

•	Payment of deposits on demand or at their contractual maturity;

•	Repayment of borrowings as they mature;

•	Payment of lease obligations; and

•	Payment of operating expenses.

These obligations are managed daily, thus enabling us to effectively monitor fluctuations in our liquidity position and to adapt that position according to market influences and balance sheet trends. Future liquidity needs are forecasted and strategies are developed to ensure adequate liquidity at all times.

Historically, core deposits have been the primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available for sale securities and mortgage loans held for sale. We believe liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2016. Our noncore funds at September 30, 2016, were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2016, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 2.01%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 2.65%. Comparatively, our overall noncore dependence ratio improved from year-end 2015 when it was 8.82%. Similarly, our net short-term noncore funding ratio was 7.65% at year-end, indicating that our reliance on noncore funds has decreased.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $6,571 during the nine months ended September 30, 2016. Cash and cash equivalents decreased $318 for the same period last year. For the nine months ended September 30, 2016, net cash inflows of $2,944 from operating activities and $15,555 from investing activities were more than offset by a net cash outflow of $25,070 from financing activities. For the same period of 2015, net cash inflows of $1,855 from operating activities and $14,913 from financing activities were more than offset by a net cash outflow of $17,086 from investing activities.

Operating activities provided net cash of $2,944 for the nine months ended September 30, 2016, and $1,855 for the corresponding nine months of 2015. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $15,555 for the nine months ended September 30, 2016. For the same comparable period in 2015, investing activities used net cash of $17,086. In 2016, a decrease in lending activities was the primary factor causing the net cash inflow from investing activities. Investment portfolio activities along with an increase in lending were the predominant factors causing the net cash outflow from investing activities in 2015.

Financing activities used net cash of $25,070 for the nine months ended September 30, 2016, and provided net cash of $14,913 for the corresponding nine months of 2015. Deposit gathering is a predominant financing activity. During the nine months ended September 30, 2016 and 2015, deposits increased $10,651 and $6,473. A decrease in short-term borrowings of $36,575 in 2016 and an increase of $10,833 in 2015 also significantly influenced financing activities.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $44,161 or $13.67 per share at September 30, 2016, compared to $42,303 or $13.20 per share at December 31, 2015. Net income of $2,579 for the nine months ended September 30, 2016 was the primary factor resulting in the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $1,327, compensation costs of $31 relating to option grants, the issuance of common stock to Riverview’s ESPP, 401k and dividend reinvestment plans of $274 and other comprehensive income of $301 resulting from net unrealized gains in the investment portfolio.

Cash dividends declared equaled $0.41 per share for the nine months ended September 30, 2016 and 2015. The dividend payout ratio was 51.5% for the nine months ended September 30, 2016. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

In July 2013, the Board of Directors of the FRB approved the Basel III interim final rule (“Basel III”) which is intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The changes include: (i) a new regulatory capital measure, Common Equity Tier 1 (“CET1”), which is limited to capital elements of the highest quality; (ii) a new definition and increase of tier 1 capital which is now comprised of CET1 and Additional Tier 1; (iii) changes in calculation of some risk-weighted assets and off-balance sheet exposure; and (iv) a capital conservation buffer that will limit capital distributions, stock redemptions, and certain discretionary bonus payments if the institution does not maintain capital in excess of the minimum capital requirements. These new capital rules took effect for our Bank on January 1, 2016 and reporting began with the March 31, 2016 call report.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2016, the Bank’s Tier 1 capital to total average assets was 7.66% as compared to 7.16% at December 31, 2015. The Bank’s Tier 1 capital to risk weighted asset ratio was 10.13% and the total capital to risk weighted asset ratio was 11.07% at September 30, 2016. These ratios were 9.59% and 10.68% at December 31, 2015. The Bank’s common equity Tier 1 to risk weighted asset ratio was 10.13% at September 30, 2016 and 9.59% at December 31, 2015. The Bank was deemed to be well-capitalized under regulatory standards at September 30, 2016.

Review of Financial Performance:

Net income for the third quarter of 2016 equaled $971 or $0.30 per share compared to $622 or $0.23 per share for the third quarter of 2015. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 0.73% for the third quarter of 2016 as compared to 0.55% for the same period of 2015. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 8.73% for the third quarter of 2016 compared to 6.75% for the third quarter of 2015. Net income for the nine months ended September 30, 2016 equaled $2,579 or $0.80 per share as compared to a net loss of $348 or ($0.13) per share for the same period of 2015. Our ROA and ROE were 0.64% and 7.92% through nine months in 2016 compared to (0.10%) and (1.23%) for the same period of 2015. The results for the nine months ended September 30, 2015 included pretax expenses related to the acquisition of Citizens of $2,751. Gains on sale of investment securities were $484 for the nine months ended September 30, 2016 as compared with losses from sales of $30 for the comparable period in 2015.

Net Interest Income:

Net interest income is the fundamental source of earnings for commercial banks. Fluctuations in the level of net interest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits, short-term and long-term borrowings comprise interest-bearing liabilities. Net interest income is impacted by:

•	Variations in the volume, rate and composition of earning assets and interest-bearing liabilities;

•	Changes in general market rates; and

•	The level of nonperforming assets.

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 34.0% in 2016 and 2015.

For the three months ended September 30, tax-equivalent net interest income increased $920 to $4,836 in 2016 from $3,916 in 2015. The net interest spread increased to 3.92% for the three months ended September 30, 2016 from 3.70% for the three months ended September 30, 2015. The tax-equivalent net interest margin increased to 3.99% for the third quarter of 2016 from 3.78% for the comparable period of 2015. The tax-equivalent net interest margin for the second quarter of 2016 was 3.75%.

For the three months ended September 30, tax-equivalent interest income on earning assets increased $985, to $5,363 in 2016 as compared to $4,378 in 2015. The yield on earning assets, on a fully tax-equivalent basis, increased 20 basis points for the three months ended September 30, 2016 at 4.43% as compared to 4.23% for the three months ended September 30, 2015. The tax-equivalent yield on loans increased 25 basis points for the third quarter of 2016 to 4.70% from 4.45% for the third quarter of 2015. Average loans increased to $400,427 for the quarter ended September 30, 2016 compared to $351,105 for the same period in 2015.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The tax-equivalent interest earned on loans was $4,730 for the three month period ended September 30, 2016 compared to $3,939 for the same period in 2015, an increase of $791. Comparing the third quarters of 2016 and 2015, tax equivalent interest income on investments improved $190 as average volumes grew $21,732 and tax-equivalent yield increased 3 basis points.

Total interest expense increased $65, to $527 for the three months ended September 30, 2016 from $462 for the three months ended September 30, 2015. The increase was attributable to the additional deposits obtained as a result of the Citizens’ acquisition. Deposit costs declined to 0.45% in the third quarter of 2016 from 0.52% in the third quarter of 2015. The average volume of interest bearing liabilities increased to $408,670 for the three months ended September 30, 2016, as compared to $345,822 for the three months ended September 30, 2015. The cost of funds decreased to 0.51% for the three months ended September 30, 2016 as compared to 0.53% for the same period in 2015.

For the nine months ended September 30, tax-equivalent net interest income increased $2,487 to $13,960 in 2016 from $11,473 in 2015. The net interest spread increased 9 basis points for the nine months ended September 30, 2016 to 3.77% from 3.68% for the nine months ended September 30, 2015. The tax-equivalent net interest margin for the nine months ended September 30 was 3.85% in 2016 compared to 3.76% in 2015.

For the nine months ended September 30, 2016, tax-equivalent interest income increased $2,660 to $15,608 as compared to $12,948 for the nine months ended September 30, 2015. A positive volume variance in interest income of $2,326 attributable to changes in the average balance of earning assets combined with a favorable rate variance of $334 due to an improvement in the yield on earning assets, were responsible for the increase. Average volumes of earning assets increased $77,067 comparing the nine months ended September 30, 2016 and 2015. The tax-equivalent yield on earning assets increased 5 basis points in 2016 compared to 2015.

Total interest expense increased $173 to $1,648 for the nine months ended September 30, 2016 from $1,475 for the nine months ended September 30, 2015. An unfavorable volume variance caused interest expenses to increase $475. The average volume of interest bearing liabilities increased to $416,363 for the nine months ended September 30, 2016, as compared to $346,056 for the nine months ended September 30, 2015. Mitigating the impact of the unfavorable volume variance was a favorable rate variance of $302 from a 4 basis point decline in the overall cost of funds. The cost of funds decreased to 0.53% for the nine months ended September 30, 2016 as compared to 0.57% for the same period in 2015.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax equivalent basis using the prevailing federal statutory tax rate of 34%.

	Nine months ended
	September 2016			September 2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$390,193	$13,362	4.57%	$340,571	$11,396	4.47%
Tax exempt	12,276	395	4.30%	9,211	318	4.62%
Investments
Taxable	59,430	1,383	3.11%	32,824	699	2.85%
Tax exempt	12,635	425	4.49%	15,568	508	4.36%
Interest bearing deposits	9,348	41	0.59%	9,236	27	0.39%
Federal funds sold	643	2	0.42%	48

Total earning assets	484,525	15,608	4.30%	407,458	12,948	4.25%
Less: allowance for loan losses	3,928			3,885
Other assets	55,737			41,742

Total assets	$536,334			$445,315

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$45,263	127	0.37%	$27,771	45	0.22%
NOW accounts	139,267	313	0.30%	134,747	362	0.36%
Savings accounts	73,660	103	0.19%	59,058	106	0.24%
Time deposits less than $100	78,740	466	0.79%	65,523	466	0.95%
Time deposits $100 or more	55,060	366	0.89%	32,848	315	1.28%
Short term borrowings	13,676	59	0.58%	19,581	48	0.33%
Long-term debt	10,697	214	2.67%	6,528	133	2.72%

Total interest bearing liabilities	416,363	1,648	0.53%	346,057	1,475	0.57%
Non-interest bearing demand deposits	69,862			56,584
Other liabilities	6,614			4,983
Stockholders’ equity	43,495			37,692

Total liabilities and stockholders’ equity	$536,334			$445,315

Net interest income/spread		$13,960	3.77%		$11,473	3.68%

Net interest margin			3.85%			3.76%
Tax-equivalent adjustments:
Loans		$134			$108
Investments		144			173

Total adjustments		$279			$281

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2016.

For the three and nine months ended September 30, 2016, the provision for loan losses totaled $29 and $284, compared to no provision for the third quarter of 2015 and $450 for the nine months ended September 30, 2015. The decrease in nonperforming assets was the main contributor to the decreased provision for the quarter and year-to-date periods ended September 30, 2016.

Noninterest Income:

Noninterest income for the third quarter increased $364, or 60.1%, to $970 in 2016 from $606 in 2015. Increases in all major categories of noninterest income partially offset by an increase in losses on the sale of other real estate owned caused the improvement.

For the nine months ended September 30, 2016, noninterest income totaled $2,597, an increase of $869 or 50.3% from $1,728 for the comparable period of 2015. Increased service charges, fees and commissions, trust income, mortgage banking activities and life insurance investment income more than offset a decrease in wealth management income and losses on the sale of other real estate owned. Service charges, fees and commissions increased $193 to $933 through nine months in 2016 from $740 for the same period in 2015. Income generated from commissions and fees on fiduciary activities increased $23 to $88 for the nine months ended September 30, 2015 in comparison to $65 for the same period in 2015 due to a decrease in executor fees settled in 2016. Income generated from our wealth management division decreased $31 to $531 through the nine months of 2016 compared to $562 over that same period in 2015. Mortgage banking income increased $85 to $401 for the first nine months of 2016 compared to $316 for the comparable period in 2015 as the volume of loans originated for sale improved. Life insurance investment income increased $109 to $276 for the nine months ended September 30, 2016 from $167 for the same period in 2015. Net losses from the sale of other real estate owned increased to $116 for the nine months ended September 30, 2016 from $92 for the nine months ended September 30, 2015. Gains from the sale of investment securities available-for-sale increased to $484 for the nine months ended September 30, 2016 as compared to a loss of $30 for the same period in 2015 as we took advantage of the significant improvement in the value of securities brought on by the reduction in market rates during 2016.

Noninterest Expenses:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, lease expense and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including FDIC assessment, other taxes and supplies. Several of these costs and expenses are variable, while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

For the third quarter, noninterest expense increased $631 or 17.3% to $4,280 in 2016 from $3,649 in 2015. Increased salary expense related to lending, wealth management and trust additions partially offset by reductions in occupancy and equipment costs from implementing consolidation and efficiency initiatives were primarily responsible for the increase. For the nine months ended September 30, 2016, noninterest expense decreased $990 or 7.3% to $12,577 in 2016 from $13,567 in 2015.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $2,334 for the third quarter of 2016, an increase of $569 or 32.2% when compared to the third quarter of 2015. Salaries and employee benefits expense totaled $6,611 for the nine months ended September 30, 2016 compared to $7,636 for the same period of 2015, a decrease of $1,025, or 13.4%. The reduction in year-to-date salaries and employee benefits expense was a result of the recognition of a severance payout for the departure of the former Chief Executive Officer in 2015.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

We experienced a $256 or 32.2% decrease in net occupancy and equipment expense comparing the third quarter of 2016 at $538 and 2015 at $794. Net occupancy and equipment expense declined $518, or 24.3%, comparing the nine months ended September 30, 2016 at $1,617 and September 30, 2015 at $2,135. The implementation of certain consolidation and efficiency initiatives related to branch closures in 2015 was the primary cause of declines in net occupancy and equipment expenses in 2016.

For the third quarter, other expenses increased $288 or 28.1% to $1,313 from $1,025 comparing 2016 to 2015. For the nine months ended September 30, 2016, other expenses increased $502 or 13.9% to $4,102 as compared to $3,600 for the same period of 2015.

Income Taxes:

We recorded income tax expense of $454 and $142 for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, income tax expense totaled $838 in 2016 compared to a tax benefit of $749 in 2015. The effective tax rate was 24.5% for the nine months ended September 30, 2016.

Riverview Financial Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2016, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Riverview Financial Corporation

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Riverview Bank and two unrelated, third-parties have been named as defendants in a lawsuit brought on behalf of a group of 58 plaintiffs filed on March 31, 2016. The complaint against Riverview Bank relates to an IOLTA account at the Bank and alleges that the Bank failed to properly monitor and detect fraudulent activity engaged in by the owner of the account. The lawsuit seeks damages from the defendants, including the Bank, alleged to be in excess of $11.3 million, treble damages and attorneys’ fees with respect to alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, punitive damages, plus interest and costs. Riverview believes that the allegations against it are without merit and it will continue to defend against plaintiffs’ claims. Even if the litigation were determined adversely to the Bank, the Bank believes the impact on the Bank would not be material.

In the opinion of the Company, after review with legal counsel, there are no other proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would be material in relation to the Company’s consolidated financial condition. There are no proceedings pending other than ordinary, routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

The following Exhibits are incorporated by reference hereto:

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

Riverview Financial Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2016

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2016

Riverview Financial Corporation

Exhibit Index

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).