Form 10-K
period 2016-12-31
Riverview Financial Corp
filed 2017-03-30
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-201017

Riverview Financial Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3917371
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3901 North Front Street,

Harrisburg, PA 17110

(Address of principal executive offices) (Zip Code)

(717)957-2196

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, on June 30, 2016,the last day of the registrant’s most recently completed second fiscal quarter, was approximately $39,983,651 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2017 was 3,513,557.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2017 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Riverview Financial Corporation

Form 10K

For the Year Ended December 31, 2016

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies, financial conditions, results of operations and expectations of Riverview Financial Corporation and its direct and indirect subsidiaries. These forward-looking statements are generally identified by use of the words “may”, “should”, “will”, “could”, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project”, “plan”, “future” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond Riverview Financial Corporation’s control and ability to predict, that could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that could cause actual results of Riverview Financial Corporation to differ materially from those in the forward-looking statements include, but are not limited to:

•	the ability to achieve the intended benefits of the merger with Citizens National Bank of Meyersdale;

•	the effect of changes in market interest rates and the relative balances of rate-sensitive assets to rate-sensitive liabilities on net interest margin and net interest income;

•	increases in non-performing assets, which may require Riverview Financial Corporation to increase the allowance for credit losses, charge off loans and incur elevated collection and carrying costs related to such non-performing assets;

•	the impact of adverse economic conditions, particularly in the Riverview Financial Corporation market area, on the performance of its loan portfolio and the demand for its products and services;

•	the effects of changes in interest rates on demand for Riverview Financial Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on Riverview Financial Corporation’s sources of funding;

•	the impact of legislative and regulatory changes and the increasing amount of time and resources spent on compliance;

•	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System;

•	credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios;

•	demand for loan and other products; deposit flows;

•	the effect of competition on deposit and loan rates and growth and on the net interest margin;

•	changes in the values of real estate and other collateral securing the loan portfolio, particularly in the Riverview Financial Corporation market area;

•	the failure to identify and to address cyber-security risks;

•	the ability to keep pace with technological changes;

•	the ability to attract and retain talented personnel;

•	capital and liquidity strategies, including Riverview Financial Corporation’s ability to comply with applicable capital and liquidity requirements, and its ability to generate capital internally or raise capital on favorable terms;

•	Riverview Financial Corporation’s reliance on its subsidiaries for substantially all of its revenues and its ability to pay dividends or other distributions;

•	the effects of changes in relevant accounting principles and guidelines on Riverview Financial Corporation’s financial condition; and

•	inability the impact of the failure of third party service providers to perform their contractual obligations.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Riverview Financial Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Business.

General

Riverview Financial Corporation (the “Company”), a bank holding company incorporated under the laws Pennsylvania, provides a full range of financial services through its wholly-owned bank subsidiary, Riverview Bank (the “Bank”). The Bank offers these financial services through its operating divisions: Marysville Bank, Halifax Bank, Citizens Neighborhood Bank and Riverview Financial Wealth Management. Effective December 31, 2015, the Company acquired Citizens National Bank of Meyersdale (“Citizens”) and merged it with and into its sole bank subsidiary, Riverview Bank. The Company’s financial results reflect the merger of Citizens and Riverview Bank under the purchase method of accounting, with the Company treated as the acquirer from an accounting standpoint.

Unless the context indicates otherwise, all references in this annual report to the “Company”, “we,” “us” and “our” refer to Riverview Financial Corporation, its direct and indirect subsidiaries and its and their respective predecessors.

Riverview Bank is a state-chartered bank and trust company regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (“FDIC”).The Company has a single operating segment. The Bank also provides trust services.

Riverview Financial Wealth Management provides investment advisory services through a third party to individuals and small businesses. Riverview Financial Wealth Management did not meet the quantitative thresholds for required segment disclosure.

We generate interest income from our loan and securities portfolios. Other income is generated primarily from transaction fees, trust and wealth management fees, mortgage banking fees and service charges on deposit accounts. Our primary costs are interest paid on deposits and borrowings and general operating expenses. We provide a variety of commercial and retail banking services to business, non-profits, governmental, municipal agencies and professional customers, as well as retail customers, on a personalized basis.

Effective February 11, 2015, the Company became a reporting company and is required to file periodic reports under the Securities and Exchange Act of 1934.

Market Areas

The Bank’s market area consists of Berks, Cumberland, Dauphin, Northumberland, Perry and Schuylkill Counties in Central Pennsylvania and Bedford, Cambria, Somerset and Westmoreland Counties in Southwestern Pennsylvania.

Products and Services

The Bank offers a variety of consumer and commercial banking products and services throughout its market areas. Our primary lending products are real estate, commercial and consumer loans. Our primary deposit products are NOW and demand deposit accounts and certificates of deposit. We also offer ATM access, investment accounts, trust department services and other various lending, depository and related financial services.

Lending Activities

We provide a full range of retail and commercial lending products designed to meet the borrowing needs of consumers and small- and medium-sized businesses in our market areas. A significant amount of our loans are to customers located within our market area. We have no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board. Although we participate in loans originated by other banks, we have originated the majority of loans in our portfolio. Our primary commercial products are loans to small- and medium-sized businesses. Our consumer products include one-to-four family residential mortgages, consumer loans, automobile loans, educational loans and lines of credit. We fund our loans, primarily, by our various deposit products which include certificates of deposits, savings, money market and various demand deposit accounts that are offered to both consumer and commercial customers.

Our retail lending products include the following types of loans, among others: residential real estate; automobiles; manufactured housing; personal; student; and home equity. Our commercial lending products include the following types of loans, among others: commercial real estate; working capital; equipment and other commercial needs; construction; and agricultural and mineral rights. The terms offered on a loan vary depending on the type of loan and credit-worthiness of the borrower.

Payment risk is a function of the economic climate in which our lending activities are conducted. Economic downturns in the economy generally or in a particular sector could cause cash flow problems for customers and make loan payments more difficult. We attempt to minimize this risk by not being exposed to loan concentrations of a single customer or a group of customers, the loss of any one or more of whom would have a materially adverse effect on its financial condition. One element of interest rate risk arises from making fixed rate loans in an environment of changing interest rates. We attempt to mitigate this risk by making adjustable rate commercial loans and by limiting repricing terms to five years or less for customers requiring fixed rate loans. Our lending activity also exposes us to the risk that any collateral we take as security is not adequate. We attempt to manage collateral risk by avoiding loan concentrations to particular borrowers, by perfecting liens on collateral and by obtaining appraisals on property prior to extending loans. We attempt to mitigate our exposure to these and other types of lending risks by stratifying authorization requirements by loan size and complexity.

We are not dependent upon a single customer, or a few customers, the loss of one or more of which would have a materially adverse effect on our operations. In the ordinary course of our business, our operations and earnings are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

We intend to continue to evaluate commercial real estate, commercial business and governmental lending opportunities, including small business lending. We continue to proactively monitor and manage existing credit relationships.

We have not engaged in sub-prime residential mortgage lending, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. We focus our lending efforts within our market area.

Deposit Activities

Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. We offer a variety of deposit accounts with a range of interest rates and terms, including, among others: money market accounts; NOW accounts; savings accounts; certificates of deposit; individual retirement accounts, and demand deposit accounts. These deposits are primarily obtained from areas surrounding our branch offices. We rely primarily on marketing, product innovation, technology, service and long-standing relationships with customers to attract and retain these deposits. Other deposit related services include: remote deposit capture; automatic clearing house transactions; cash management services; automated teller machines; point of sale transactions; safe deposit boxes; night depository services; direct deposit, and official check services.

Trust, Wealth Management and Brokerage and Services

Through our trust department, we offer a broad range of fiduciary and investment services. Our trust and investment services include:

•	investment management

•	IRA trustee services

•	estate administration

•	living trusts

•	trustee under will

•	guardianships

•	life insurance trusts

•	custodial services / IRA custodial services

•	corporate trusts, and

•	pension and profit sharing plans.

We provide a comprehensive array of wealth management products and services through Riverview Financial Wealth Management to individuals, small businesses and nonprofit entities. These products and services include the following, among others: investment portfolio management; estate planning assistance; annuities; business succession planning; insurance; education funding strategies, and tax planning assistance.

We have a third party marketing agreement with a broker-dealer that allows us to offer a full range of securities, brokerage services and annuity sales to our customers. We have four separate locations that provide such investor services. Through this division, our clients have access to a wide array of financial products including stocks, bonds, mutual funds, annuities and insurance.

Competition

The banking and financial services industries are highly competitive. Within its geographic region, the Bank faces direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, credit unions and non-bank entities. As a result of the wide availability of electronic delivery channels, the Bank also faces competition from financial institutions that do not have a physical presence in its geographic markets.

Many of our competitors are substantially larger in terms of assets and available resources. Certain of these institutions have significantly higher lending limits than we do, and may provide various services for their customers that we presently do not. In addition, we experience competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Credit unions, finance companies and mortgage companies enjoy certain competitive advantages over us, as they are not subject to the same regulatory restrictions and taxation as commercial banks. Principal methods of competing for bank products, permitted nonbanking services and financial activities include price, nature of product, quality of service, convenience of location, and telephone and web-based banking services.

In our market area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. In the current economic environment there is increased competition in view of the loan demand.

We believe that our most significant competitive advantage originates from our business philosophy which includes offering direct access to senior management and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently applied credit policies. In addition, our success has been, and will continue to be, a result of our emphasis on community involvement and customer relationships. With consolidation continuing in the financial industry, and particularly in our market area, smaller community banks like us are gaining opportunities and market share as larger institutions reduce their emphasis on or exit the markets.

Seasonality

Generally, our operations are not seasonal in nature. Our deposit activities, however, have been somewhat influenced by fiscal funding appropriations related to municipalities and school districts in our market areas, which are to some extent seasonal in nature.

Supervision and Regulation

We are extensively regulated under federal and state laws. Generally, these laws and regulations are intended to protect consumers, not shareholders. The following is a summary description of certain provisions of law that affect the regulation of bank holding companies and banks. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in law and regulation may have a material effect on our business and prospects. Federal statutes that apply to the Company and the Bank include the Gramm Leach Bliley Act (“GLB Act”), the Bank Holding Company Act (“BHCA”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Federal Reserve Act, and the Federal Deposit Insurance Act, among others. In general, these statutes, regulations promulgated thereunder, and related interpretations establish the eligible business activities of the Company and the Bank, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other things.

The Company is a bank holding company within the meaning of the BHCA and is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”). We are required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB also conducts examinations of the Company.

With certain limited exceptions, we are required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person or entity proposing to acquire control through direct or indirect ownership of 25% or more of our voting securities is required to give 60 days’ written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

The Bank is regulated by the Pennsylvania Department of Banking and Securities (the “DOB”) and the Federal Deposit Insurance Corporation (“FDIC”). The DOB may prohibit an institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.

Enforcement actions may include:

•	the appointment of a conservator or receiver;

•	the issuance of a cease and desist order;

•	the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution affiliated parties;

•	the issuance of directives to increase capital;

•	the issuance of formal and informal agreements and orders;

•	the removal of or restrictions on directors, officers, employees and institution-affiliated parties; and

•	the enforcement of any such mechanisms through restraining orders or any other court actions.

We are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons, which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with us, and not involving more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to our capital levels.

Limitations on Dividends and Other Payments

Our ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on our ability and the ability of the Bank to pay dividends. Under such restrictions, a bank must seek regulatory approval to pay dividends if the total of all dividends declared by a state chartered bank in any calendar year exceeds the net profits of a bank for that year combined with the retained net profits for the two preceding years.

Permitted Non-Banking Activities

Generally, a bank holding company may not engage in any activities other than banking, managing, or controlling its bank and other authorized subsidiaries, and providing service to those subsidiaries. With prior approval of the FRB, we may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank activities.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of a bank holding company causes a loss to the FDIC, other insured subsidiaries of a bank holding company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guarantee liabilities generally are superior in priority to the obligation of the depository institutions to its shareholders due solely to their status as shareholders and obligations to other affiliates.

Pennsylvania Law

As a Pennsylvania incorporated bank holding company, the Company is subject to various restrictions on its activities as set forth in Pennsylvania law. This is in addition to those restrictions set forth in federal law. Under Pennsylvania law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Pennsylvania must obtain permission from the DOB.

Financial Institution Reform, Recovery, and Enforcement Act (“FIRREA”)

FIRREA was enacted to address the financial condition of the Federal Savings and Loan Insurance Corporation, to restructure the regulation of the thrift industry, and to enhance the supervisory and enforcement powers of the federal bank and thrift regulatory agencies. As the primary federal regulator of the Bank, the FDIC, in conjunction with the DOB, is responsible for its supervision. When dealing with capital requirements, those regulatory bodies have the flexibility to impose supervisory agreements on institutions that fail to comply with regulatory requirements. The imposition of a capital plan, termination of deposit insurance, and removal or temporary suspension of an officer, director or other institution-affiliated person may cause enforcement actions.

There are three levels of civil penalties under FIRREA.

•	The first tier provides for civil penalties of up to $5,500 per day for any violation of law or regulation.

•	The second tier provides for civil penalties of up to $27,500 per day if more than a minimal loss or a pattern is involved.

•	Finally, civil penalties of up to the lesser of $1.1 million or 1% of total assets per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit.

Criminal penalties are increased to $1.1 million per violation and may be up to $5.5 million for continuing violations or for the actual amount of gain or loss. These penalties may be combined with prison sentences of up to five years. These penalties are subject to adjustment in accordance with inflation adjustment procedures prescribed under applicable law.

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”)

FDICIA provides for, among other things:

•	publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants;

•	the establishment of uniform accounting standards by federal banking agencies;

•	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital;

•	additional grounds for the appointment of a conservator or receiver; and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories:

•	“well capitalized”;

•	“adequately capitalized”;

•	“under capitalized”;

•	“significantly undercapitalized”; and

•	“critically undercapitalized”.

The Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action at December 31, 2016, based on the most recent notification from the FDIC. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

Beginning January 1, 2015, all insured depository institutions must incorporate the revised regulatory capital requirements into the prompt corrective action framework, including the new common equity tier 1 capital asset ratio and a higher tier 1 risk-based capital ratio.

FDICIA generally prohibits a depository institution from making any capital distributions including payment of a cash dividend or paying any management fees to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions that fail to comply with capital or other standards. Such actions may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal bank regulatory agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. Any institution that fails to meet these standards may be required to develop an acceptable plan, specifying the steps that the institutions will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In July 2010, the federal banking agencies issued Guidance on Sound Incentive Compensation Policies (“Guidance”) that applies to all banking organizations supervised by the agencies, thereby including both the Company and the Bank. Pursuant to the Guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: provide employees with incentives that appropriately balance risk and reward; be compatible with effective controls and risk management; and be supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. The Dodd-Frank Act requires, in part, that the federal banking agencies and the SEC establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in April 2011 and issued a revised proposed rule in June 2016, implementing these requirements and prohibitions. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, for which it would go beyond the existing Guidance to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight and (iv) establish minimum recordkeeping and (v) mandate disclosures to the appropriate federal banking agency.

The Company believes that it meets substantially all the standards that have been adopted. FDICIA also imposed new capital standards on insured depository institutions.

Risk-Based Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in assessing capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off-balance-sheet items, against both total qualifying capital, Common Equity Tier 1 capital, and Tier 1 capital.

“Common Equity Tier 1 Capital” includes common equity and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions, and retained earnings.

“Tier 1”, or core capital, includes common equity, non-cumulative preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.

“Tier 2”, or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.

A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

A minimum ratio of total capital to risk-weighted assets of 8%.

A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments to executives. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016, with final phase in to be completed by January 1, 2019.

Under the proposed rules, accumulated other comprehensive income (“AOCI”) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election was required to be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule. The Bank “opted-out” of the inclusion of the components of AOCI in regulatory capital.

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Under the new rules, mortgage servicing assets (“MSAs”) and certain deferred tax assets (“DTAs”) are subject to stricter limitations than those applicable under the current general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:

•	limitations on its ability to pay dividends;

•	the issuance by the applicable regulatory authority of a capital directive to increase capital, and in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under FDICIA as applicable to undercapitalized institutions.

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

At December 31, 2016, the Bank was “well capitalized” under the foregoing requirements with a common equity tier 1 risk-based capital ratio of 9.9%, tier 1 leverage capital ratio of 7.7%, tier 1 risk-based capital ratio of 9.9% and a total capital ratio of 10.9%.

Interest Rate Risk

Regulatory agencies include in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management includes a measurement of board of directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. We utilize internal interest rate risk models to measure and monitor interest rate risk. In addition, we employ an independent consultant to provide a quarterly assessment of our interest rate risk. Finally, regulatory agencies, as part of the scope of their periodic examinations, evaluate our interest rate risk.

Community Reinvestment Act (“CRA”)

Under the CRA, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The CRA is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The CRA regulations were completely revised as of July 1, 1995, to establish performance-based standards for use in examining for compliance. Assessment by bank regulators of CRA compliance focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (iii) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The Bank had its last completed CRA compliance examination conducted November 18, 2013 and received a “satisfactory” rating.

USA Patriot Act of 2001

The Patriot Act contains anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Among other requirements, the Patriot Act and the related regulations impose the following requirements with respect to financial institutions:

•	Establishment of anti-money laundering programs;

•	Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and

•	Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

Failure to comply with the Patriot Act’s requirements could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a holding company’s effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank)

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators authority to take control of and liquidate financial firms. Dodd-Frank additionally created the Consumer Financial Protection Bureau, an independent federal regulator that administers federal consumer protection laws. Dodd-Frank has and is expected to continue to have a significant impact on our business operations as its provisions take effect. It is expected that, as various implementing rules and regulations continue to be released, they will increase our operating and compliance costs and could increase our interest expense. Among the provisions that affect us or are likely to affect us are the following:

Holding Company Capital Requirements

Dodd-Frank requires the FRB to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion, consistent with safety and soundness.

Deposit Insurance

Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Substantially all of the deposits of the Banks are insured up to that limit. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund (“DIF”) from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio reaches 1.50% of insured deposits. In lieu of the dividend payments, the FDIC has adopted progressively lower assessment rate schedules that become effective when the reserve ratio exceeds 2.0% and 2.5%.    In setting the assessment rates necessary to meet the new 1.35% requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020.

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits. The FDIC announced that the DRR for 2017 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (i) no such adjustment can be greater than three basis points from one quarter to the next, (ii) adjustments cannot result in rates more than three basis points above or below the base rates and (iii) rates cannot be negative. On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35%. The FDIC adopted the final rule on March 15, 2016, which imposes on insured depository institutions with $10 billion or more in total consolidated assets, a quarterly surcharge equal to an annual rate of 4.5 basis points applied to the deposit insurance assessment base, after making certain adjustments. The rule became effective on July 1, 2016.

Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Company, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.

Corporate Governance

Dodd-Frank requires publicly-traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions

Dodd-Frank prohibits a depository institution from converting from a state to a federal charter, or vice versa, while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator, which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

Interstate Branching

Dodd-Frank authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are able to enter new markets more freely.

Limits on Interstate Acquisitions and Mergers

Dodd-Frank precludes a bank holding company from engaging in an interstate acquisition–the acquisition of a bank outside its home state–unless the bank holding company is both well capitalized and well managed. Furthermore, a bank may not engage in an interstate merger with a bank headquartered in another state unless the surviving institution will be well capitalized and well managed. The previous standard in both cases was adequately capitalized and adequately managed.

Limits on Interchange Fees

Dodd-Frank amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve issued its final rule, Regulation II, effective October 1, 2011. Consistent with Dodd-Frank, issuers with less than $10 billion in assets, like the Company, are exempt from debit card interchange fee standards.

Consumer Financial Protection Bureau

Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Ability to Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau issued a final rule on January 10, 2013, which became effective January 10, 2014, amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision:

•	current or reasonably expected income or assets;

•	current employment status;

•	the monthly payment on the covered transaction;

•	the monthly payment on any simultaneous loan;

•	the monthly payment for mortgage-related obligations;

•	current debt obligations, alimony, and child support;

•	the monthly debt-to-income ratio or residual income; and

•	credit history.

Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on our lending activities or our results of operations or financial condition.

TILA/RESPA Integrated Disclosures (“TRID”)

On October 3, 2015, the CFPB implemented a final rule combining the mortgage disclosures consumers previously received under TILA and RESPA. For more than 30 years, the TILA and RESPA mortgage disclosures had been administered separately by, respectively, the Federal Reserve Board and the U.S. Department of Housing and Urban Development. The final rule requires lenders to provide applicants with the new Loan Estimate and Closing Disclosure and generally applies to most closed-end consumer mortgage loans for which the creditor or mortgage broker receives an application on or after October 3, 2015.

Consumer Lending Laws

Bank regulatory agencies are increasingly focusing attention on consumer protection laws and regulations. To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the Dodd-Frank Act established the CFPB. This agency is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, RESPA, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, the Company and the Bank are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, TILA, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, RESPA, the Fair Credit Reporting Act, the Fair Debt Collection Act and the Flood Disaster Protection Act. Failure to comply with these and similar statutes and regulations can result in the Company and the Bank becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.

Commercial Real Estate Guidance

In December 2015, the federal banking agencies released a statement entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Statement”). In the CRE Statement, the agencies express concerns with institutions which ease commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The agencies previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” which states that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where total commercial real estate loans represents 300% or more of its total capital and the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Privacy Protection and Cybersecurity

The Bank is subject to regulations implementing the privacy protection provisions of the GLB Act. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with unaffiliated third parties.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more.

Federal Reserve System

FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $15.2 million and $110.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the FRB. Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.

Future Legislation

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted nor if adopted how it would affect our business. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in greater compliance burden and therefore generally increases the cost of doing business.

Employees

As of December 31, 2016, we had 137 full-time-equivalent employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

Availability of Securities Filings

Effective February 11, 2015, the Company became a reporting company and is required to file certain periodic reports under the Securities and Exchange Act of 1934 as required by Section 15(d) of that act. We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, we maintain an Internet website at www.riverviewbankpa.com. We make available free of charge through the “Investor Relations” link on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located at 3901 North Front Street, Harrisburg, Pennsylvania, and includes our executive offices as well as finance, credit administration and branch administration. Our operations and human resource departments as well as trust services and one wealth management office are located at 2638 Woodglen Road, Pottsville, Pennsylvania. Loan operations and the IT department are located at 200 Front Street, Marysville, Pennsylvania. Each of these facilities is owned by the Bank. The Bank operates two additional wealth management offices in Palmyra and Sunbury, Pennsylvania, in which both locations are leased.

The Bank operates 16 full-service branches within Berks, Dauphin, Perry, Northumberland, Schuylkill and Somerset Counties in Pennsylvania. Seven of the branch offices are leased by the Bank, while the remainder of the facilities are owned. All branches have ATMs and are equipped with closed circuit security monitoring.

We consider our properties to be suitable and adequate for our current and immediate future purposes.

Item 3.	Legal Proceedings.

The Bank and two unrelated, third parties have been named as defendants in a lawsuit brought on behalf of a group of 58 plaintiffs on March 31, 2016. The complaint against the Bank relates to an IOLTA account at the Bank and alleges that the Bank failed to properly monitor and detect fraudulent activity engaged in by the owner of the account. The lawsuit seeks damages from the defendants, including the Bank, alleged to be in excess of $11.3 million, treble damages and attorney’s fees with respect to alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, punitive damages, plus interest and costs. The Bank believes that the allegations against it are without merit and it will continue to defend against plaintiffs’ claims. Even if the litigation was determined to be adverse to the Bank, the Bank believes the impact would not be material.

In the opinion of the Company, after review with legal counsel, there are no other proceedings pending to which the Company is party to or to which its property is subject, which, if determined to be adverse to the Company, would be material in relation to the Company’s consolidated financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2017, there was one holder of our preferred stock, no par value, and approximately 873 holders of our common stock, no par value. Our common stock trades on the OTCQX Market under the symbol “RIVE.”

The Company has paid cash dividends since its formation in 2008. The payment of future dividends is dependent upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. For information relating to dividend restrictions applicable to the Company and the Bank, refer to the consolidated financial statements and notes to these statements filed as Item 8 to this report and incorporated in their entirety by reference under this Item 5.

Information about the Company’s equity compensation plans can be found in Part II, Item 8 under Note 14, titled “Employee Benefit Plans” and is incorporated herein by reference.

The high and low closing sale prices and dividends per share of the Company’s common stock for the four quarters of 2016 and 2015 are summarized in the following table:

	2016			2015
			Dividends			Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$11.00	$13.20	$0.14	$13.05	$16.00	$0.14
Second Quarter	$11.00	$12.10	$0.14	$12.00	$13.75	$0.14
Third Quarter	$11.00	$12.20	$0.14	$11.90	$13.00	$0.14
Fourth Quarter	$11.05	$11.78	$0.14	$12.50	$13.40	$0.14

Item 6.	Selected Financial Data.

Not required for smaller reporting companies

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Forward-Looking Discussion:

In addition to the historical information contained in this document, the discussion presented may contain and, from time to time, may make, certain statements that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the current expectations, plans or forecasts of the Company and its subsidiary regarding its future operating results, financial position, asset quality, credit reserves, credit losses, capital levels, dividends, liquidity, service charges, cost savings, effective tax rate, impact of changes in fair value of financial assets and liabilities, impact of new accounting and regulatory guidance, legal proceedings and other matters relating to us and the securities that we may offer from time to time. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict, change over time and are often beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, forward-looking statements.

You should not place undue reliance on any forward-looking statements, which speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. Notes to the Consolidated Financial Statements referred to in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform with the current year’s presentation.

Critical Accounting Policies:

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during those reporting periods.

For a discussion of the recent Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) refer to Note 1 entitled “Summary of significant accounting policies — Recent accounting standards,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change within the near term relate to the determination of allowance for loan losses, determination of other-than-temporary impairment of investment securities, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or satisfaction of loans, the valuation of deferred tax assets, the valuation of acquired assets and liabilities assumed in business combinations, and the impairment of goodwill. Actual amounts could differ from those estimates.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to individually evaluated loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions.

The allowance for loan losses account consists of an allocated element and an unallocated element. The allocated element consists of a specific portion for the impairment of loans individually evaluated and a formula portion for loss contingencies on those loans collectively evaluated. The unallocated element, if any, is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using our impairment evaluation methodology due to limitations in the process.

We monitor the adequacy of the allocated portion of the allowance quarterly and adjust the allowance as necessary through normal operations. This ongoing evaluation reduces potential differences between estimates and actual observed losses. The determination of the level of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, management cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, resulting in an adverse impact on operating results.

In determining the requirement to record an other-than-temporary impairment on securities owned by us, four main characteristics are considered including: (i) the length of time and the extent to which the fair value has been less than amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether the market decline was affected by macroeconomic conditions and (iv) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on information available to us at a point in time.

Fair values of financial instruments, in cases where quoted market prices are not available, are based on estimates using present value or other valuation techniques which are subject to change.

Real estate acquired in connection with foreclosures or in satisfaction of loans is adjusted to fair value based upon current estimates derived through independent appraisals less cost to sell. However, proceeds realized from sales may ultimately be higher or lower than those estimates.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The amount of deferred tax assets is reduced, if necessary, to the amount that, based on available evidence, will more likely than not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The acquired assets and liabilities assumed in business combinations are measured at fair value as of the acquisition date. In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition.

Goodwill is evaluated at least annually for impairment or more frequently if conditions indicate potential impairment exist. Any impairment losses arising from such testing are reported in the income statement in the current period as a separate line item within operations.

For a further discussion of our critical accounting policies, refer to Note 1 entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to this Annual Report. This note lists the significant accounting policies used by us in the development and presentation of the consolidated financial statements. This MD&A, the Notes to Consolidated Financial Statements and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.

Operating Environment:

The United States economy grew at the slowest rate since 2011 in 2016. The gross domestic product (“GDP”), the value of all goods and services produced in the Nation, increased at a lower annual rate of 1.6% in 2016, compared to 2.6% in 2015. The deceleration in annual GDP reflects downturns in private inventory investment, nonresidential fixed investment and personal consumption expenditures partially offset by a reduction in imports and accelerations in federal government spending and exports. As a result of the disappointing decline in the GDP for fourth quarter of 2016 to 1.9% from 3.5% in the prior quarter, the Atlanta Federal Reserve GDPNOW forecast for the first quarter were revised downward to 1.8%. Annual estimates for growth in the entire year of 2017 are 2.1%. Inflationary concerns continue to be contained despite an increase in the consumer price index (“CPI”) to 2.1% in 2016 from 0.7% in 2015. The Federal Reserve Board’s Federal Open Market Committee (“FOMC”) preferred measure of inflation, which excludes food and energy costs, rose 1.7% in 2016 and continued to be below the FOMC’s benchmark of 2.0%. As a result, the FOMC kept the target federal funds rate at a range of 0.25% to 0.50% throughout most of 2016. At their December 2016 meeting, the FOMC raised interest rates for only second time since December 2008, when they unanimously voted to set the new target federal funds rate at a range of 0.50% to 0.75%, a 25 basis point increase. The FOMC stated at its December 2016 meeting that they expected to take additional actions through three additional rate increases throughout 2017. However, during the February 2017 meeting, based on the deceleration of growth in the latest quarter and uncertainty on the extent of tax cuts, spending and regulatory rollbacks proposed by the new Presidential Administration, there has been a change of posture among FOMC members concerning the velocity and magnitude of further monetary policy actions.

FOMC actions have a direct impact on our business and profitability. Similar to most banks, we have evidenced deposit disintermediation from time deposits to interest-bearing non-maturity transaction accounts as a result of the continuation of the low interest rate environment. Further FOMC actions in accelerating the rising rate cycle may increase our fund costs as depositors may be enticed to transfer funds from lower cost interest-bearing transaction accounts to higher cost time deposits. Many of our competitors have a high dependence on short-term borrowed funds. If rates continue to rise, these banks may aggressively increase rates offered on their deposits in order to mitigate the risk of corresponding changes in their fund costs with changes in the federal funds rate. These actions may impact us as we may have to raise our rates also in order to compete to retain customers and provide liquidity for funding loans. A continuation in the rising rate cycle can also impact our primary business of lending in a number of ways. In order to offset increases in fund costs we may have to seek higher yielding loan types that could have an impact on loan concentration levels. Our asset quality may be adversely impacted if borrowers with adjustable rate loans are unable to cover debt service in the future as rates rise. We continually monitor adjustable rate relationships in an attempt to mitigate this risk through stress testing over various rate scenarios. In addition, adjustable rate borrowers may request us to renegotiate existing loans to longer-term fixed rate loans in order to avoid the possibility of future increases in their debt service costs. There is a possibility that we may lose customers to competitors if we are unable or unwilling to provide longer term fixed rate funding.

Employment conditions overall improved in the United States in 2016. The civilian labor force increased 1.7 million, while the number of people employed increased 2.1 million in 2016. As a result, the annual unemployment rate for the United States fell to 4.9% in 2016 from 5.3% in 2015. The improvements in job growth were offset partially by slower wage growth in 2016.

Conversely, employment conditions in 2016 declined slightly for the Commonwealth of Pennsylvania as evidenced by a increase in the unemployment rate to 5.4% in 2016 from 5.1% in 2015. With respect to the markets we serve, the unemployment rate increased in all of the six counties in which we have branch locations. The average unemployment rate for Counties in our market area increased to 5.7% in 2016 from 5.3% in 2015. The lowest unemployment rate in 2016, for all of the counties we serve, was Perry County at 4.6%. The deterioration in unemployment rates could impact the rate of economic growth in our market and may have a corresponding impact on our loan and deposit growth and asset quality.

National, Pennsylvania and our market area’s non-seasonally-adjusted annual unemployment rates in 2016 and 2015 are summarized as follows:

	2016	2015
United States	4.9%	5.3%
Pennsylvania	5.4	5.1
Berks County	5.0	4.8
Dauphin County	4.8	4.2
Northumberland County	6.4	5.9
Perry County	4.6	4.3
Schuylkill County	6.2	6.1
Somerset County	7.3	6.6

The banking industry continued to improve in 2016 as net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks in 2016 totaled $171.3 billion, an increase of $7.9 billion or 4.9% from 2015. Approximately 65.2% of all institutions reported higher net income in 2016, while only 4.2% reported net losses. This is the lowest annual proportion of unprofitable institutions for the industry since 2004. Loan loss provisions of $47.8 billion in 2016 were $10.7 billion or 28.8% more than banks set aside in 2015. This is the second consecutive year that loan loss provisions have been higher than the preceding year, and the total allocation for 2016 was the largest amount since 2012. Net interest income increased for the second year in a row, and grew by $29.8 billion or 6.9% from last year. Noninterest income was $0.8 billion or 0.3% below the level of 2015, as servicing fee income declined. Secondary mortgage banking activities improved as realized gains on sales of loans were $1.8 billion or 14.0% higher than a year ago. Total noninterest expense decreased $5.1 billion or 1.2% comparing 2016 and 2015. The average return on average assets was 1.04% in 2016 and 2015.

FDIC-insured Community Banks outperformed the overall banking industry as their net income increased $2.0 billion or 10.1% in 2016. The improvement in earnings was a result of increases in net interest income of $5.1 billion or 7.9% and noninterest income of $1.4 billion or 7.6% offset partially by higher loan loss provisions of $0.6 billion or 20.6% and noninterest expense of $3.4 billion or 6.0%. The improvement in net interest income was a direct result of a $115.7 billion or 8.3% increase in the volume of loans and leases in 2016. Approximately 65.0% of community banks reported improvements in earnings in 2016. The average pre-tax return on average assets was 1.31% in 2016 and 1.26% in 2015.

Despite the recent economic slowdown, the forecasted improvement as a result of the implementation of initiatives of the newly appointed President could spur expansion in the United States and local economies in 2017. This could affect interest rates paid on deposits which may adversely impact bank earnings as net interest margins compress from the inability of management to keep fund costs low. Increased loan growth, continuous expense control, sound balance sheet management and lower loan loss provisions could offset some of the negative impact of the reduction in net interest margins from fund costs.

Review of Financial Position:

Riverview Financial Corporation, (the “Company”), a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Riverview Bank (the “Bank”). Effective December 31, 2015, The Citizens National Bank of Meyersdale (“Citizens”) merged with and into Riverview Bank, with Riverview Bank surviving (the “merger”). The Company’s financial results reflect the merger of Citizens with and into Riverview Bank under the purchase method of accounting, with the Company treated as the acquirer from an accounting standpoint.

Riverview Bank, with sixteen full service offices and three limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small to medium sized businesses in its Central Pennsylvania market areas of Berks, Cumberland, Dauphin, Perry, Northumberland and Schuylkill counties as well as its Southwestern Pennsylvania market areas of Somerset, Cambria, Bedford and Westmoreland Counties.

The Bank is state-chartered under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The Bank’s primary product is loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. The Bank primarily funds its loans by offering open time deposits to commercial enterprises and individuals. Other deposit product offerings include certificates of deposits and various demand deposit accounts. The Bank offers a broad range of financial advisory, investment and fiduciary services through its wealth management and trust operating divisions.

The wealth management and trust divisions did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Bank’s sixteen community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

The Company faces competition primarily from commercial banks, thrift institutions and credit unions within the Central and Southwestern Pennsylvania markets, many of which are substantially larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

The Company and the Bank are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations.

Readers of this Management Discussion and Analysis are encouraged to refer to the note entitled “Merger accounting,” in the Notes to the Consolidated Financial Statements to more fully understand the impact that the merger had on the Company’s financial position and results of operations.

Total assets, loans and deposits were $543,048, $409,343 and $452,560, respectively, at December 31, 2016. Total assets and loans declined 1.2% and 0.12% respectively, while deposits grew 0.9% compared to 2015 year-end balances.

The loan portfolio consisted of $272,321 of business loans, including construction, commercial and commercial real estate loans, and $137,022 in retail loans, including residential mortgage and consumer loans at December 31, 2016. Total investment securities were $73,113 at December 31, 2016, all of which were classified as available-for sale. Total deposits consisted of $73,932 in noninterest-bearing deposits and $378,628 in interest-bearing deposits at December 31, 2016.

Stockholders’ equity equaled $41,920, or $12.95 per share, at December 31, 2016, and $42,303, or $13.20 per share, at December 31, 2015. Dividends declared for the 2016 amounted to $0.55 per share representing 57.8% of net income.

Nonperforming assets equaled $8,175 or 2.0% of loans, net and foreclosed assets at December 31, 2016, an improvement from $10,822 or 2.6% at December 31, 2015. The allowance for loan losses equaled $3,732 or 0.91% of loans, net, at December 31, 2016, compared to $4,365 or 1.07% at year-end 2015. Loans charged-off, net of recoveries equaled $1,086 or 0.27% of average loans in 2016, compared to $899 or 0.26% of average loans in 2015.

Investment Portfolio:

Our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements. At December 31, 2016, our portfolio consisted primarily of taxable state and municipal bonds and mortgage-backed securities, which provide a source of income and liquidity.

Our investment portfolio is subject to various risk elements that may negatively impact our liquidity and profitability. The greatest risk element affecting our portfolio is market risk or interest rate risk (“IRR”). Understanding IRR, along with other inherent risks and their potential effects, is essential in effectively managing the investment portfolio.

Market risk or IRR relates to the inverse relationship between bond prices and market yields. It is defined as the risk that increases in general market interest rates will result in market value depreciation. A marked reduction in the value of the investment portfolio could subject us to liquidity strains and reduced earnings if we are unable or unwilling to sell these investments at a loss. Moreover, the inability to liquidate these assets could require us to seek alternative funding, which may further reduce profitability and expose us to greater risk in the future. In addition, since our entire investment portfolio is designated as available-for-sale and carried at estimated fair value, with net unrealized gains and losses reported as a separate component of stockholders’ equity, market value depreciation could negatively impact our capital position.

For the majority of 2016 the FOMC kept the target federal funds rate at a range of 0.25% to 0.50%. At their December 2016 meeting, the FOMC raised interest rates for the second time since December 2008, when they unanimously voted to increase the federal funds rate 25 basis points. The FOMC stated at this meeting that they expect economic conditions will continue to improve and may warrant additional increases in the federal funds rate but that the timing and magnitude of these changes will depend ultimately on incoming economic data. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of future FOMC actions can significantly influence the fair value of our portfolio. Specifically, the part of the yield curve most closely related to valuing our investment portfolio is the 10-year U.S. Treasury note. The yield on the 10-year U.S. Treasury began 2016 at 2.27% and ended the year at 2.45%, an increase of 18 basis points. Since bond prices move inversely to yields, we experienced a decline in the aggregate fair value of our investment portfolio when comparing December 31, 2015 to December 31, 2016 due to higher rates at year end 2016. As a result of the increase in rates, we reported a change in our net realized holding position included in our available-for-sale investment portfolio from a net unrealized holding gain of $699 at December 31, 2015 to a net unrealized holding loss of $2,513 at December 31, 2016. We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $461, net of income taxes of $238, at December 31, 2015, and net unrealized holding losses of $1,659, net of income taxes of $854, at December 31, 2016. Additional increases in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2016, indicated that should there be a parallel increase in the yield curve over one year by 100, 200 and 300 basis points, we would anticipate declines of 6.0%, 11.8% and 16.9% in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities

	2016		2015		2014
December 31	Amount	%	Amount	%	Amount	%
U.S. Treasury securities	$5,021	6.87%	$103	0.14%
U.S. Government-sponsored enterprises			4,737	6.25	$767	1.57%
State and municipals:
Taxable	42,394	57.98	15,672	20.66	10,090	20.67
Tax-exempt	5,674	7.76	19,098	25.18	13,618	27.90
Mortgage-backed securities:
U.S. Government agencies	1,890	2.59	277	0.37	263	0.54
U.S. Government-sponsored enterprises	8,896	12.17	27,519	36.28	23,080	47.28
Corporate debt obligations	9,050	12.38	7,945	10.47	505	1.03
Equity securities, financial services	188	0.25	499	0.65	495	1.01

Total	$73,113	100.00%	$75,850	100.00%	$48,818	100.00%

Investment securities decreased $2,737, to $73,113 at December 31, 2016, from $75,850 at December 31, 2015. At December 31, 2016, the entire investment portfolio was classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Security purchases totaled $46,006 in 2016, with the majority of the purchases consisting of taxable municipal securities having a weighted average duration of approximately nine years. Investment purchases in 2015 were $16,805. Repayments of investment securities totaled $7,139 in 2016 and $7,596 in 2015. Proceeds of $38,380 were from the sale of investment securities available-for-sale in 2016. The majority of the sales were mortgage-backed securities and tax-exempt municipal securities.    There were no sales in 2015. Gross gains of $524 and gross losses of $40, resulting in a net gain of $484 was recognized from the sale of investment securities in 2016. We recorded a loss of $17 associated with certain securities that were called in 2015.

The composition of the investment portfolio changed during 2016 as a result of the aforementioned transactions. Short-term bullet U.S. Treasury and U.S. Government-sponsored enterprise securities and U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities comprised 21.6% of the total portfolio at year-end 2016 compared to 43.0% at the end of 2015. Tax-exempt municipal obligations decreased as a percentage of the total portfolio to 7.8% at year-end 2016 from 25.2% at the end of 2015, while taxable municipal securities increased to 58.0% of the total portfolio at year-end 2016 from 20.7% at the end of 2015. Corporate debt comprised 12.4% of the portfolio at the end of 2016 from 10.5% for the year ended 2015. Equity securities of financial institutions accounted for 0.2% and 0.6% of total securities at December 31, 2016 and 2015, respectively. As a result of the changes that occurred within the portfolio during 2016, the average life and the modified duration of the investment portfolio increased to 9.89 years and 6.99 years, respectively, at December 31, 2016 as compared with 5.28 years and 3.56 years at December 31, 2015.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2016 and 2015. For additional information related to OTTI refer to Note 4 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $72,343 and equaled 14.9% of average earning assets in 2016, compared to $49,946 and equaled 12.2% of average earning assets in 2015. The tax-equivalent yield on the investment portfolio decreased three basis points to 3.36% in 2016 from 3.39% in 2015.

At December 31, 2016 and 2015, there were no securities of any individual issuer, except for U.S. Government agency mortgage-backed securities, that exceeded 10.0% of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2016, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 34.0%. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities

			After one but		After five but
	Within one year		within five years		within ten years		After ten years		Total
December 31, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities			$5,021	1.72%					$5,021	1.72%
State and municipals:
Taxable	$230	3.39%	2,629	3.77	$5,775	3.48%	$33,760	3.50%	42,394	3.51
Tax-exempt							5,674	4.89	5,674	4.89
Mortgage-backed securities:
U.S. Government agencies							1,890	2.39	1,890	2.39
U.S. Government-sponsored enterprises							8,896	2.24	8,896	2.24
Corporate debt obligations					3,316	4.00	5,734	4.00	9,050	4.00
Equity securities, financial services							188	0.28	188	0.28

Total	$230	3.39%	$7,650	2.42%	$9,091	3.67%	$56,142	3.44%	$73,113	3.36%

Loan Portfolio:

Economic factors and how they affect loan demand are of extreme importance to us and the overall banking industry, as lending is a primary business activity. Loans are the most significant component of earning assets and they generate the greatest amount of revenue for us. Similar to the investment portfolio, there are risks inherent in the loan portfolio that must be understood and considered in managing the lending function. These risks include IRR, credit concentrations and fluctuations in demand. Changes in economic conditions and interest rates affect these risks which influence loan demand, the composition of the loan portfolio and profitability of the lending function.

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio

	2016		2015		2014		2013		2012
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$51,166	12.50%	$46,076	11.24%	$37,301	10.88%	$37,253	11.52%	$23, 423	9.85%
Real estate:
Construction	8,605	2.10	18,599	4.54	11,441	3.34	12,594	3.90	12,623	5.31
Commercial	212,550	51.93	205,500	50.14	199,782	58.30	172,418	53.32	145,205	61.05
Residential	130,874	31.97	135,106	32.97	91,688	26.76	98,653	30.51	54,299	22.82
Consumer	6,148	1.50	4,564	1.11	2,481	0.72	2,419	0.75	2,298	0.97

Loans, net	409,343	100.00%	409,845	100.00%	342,693	100.00%	323,337	100.00%	237,848	100.00%

Less: allowance for loan loss	3,732		4,365		3,792		3,663		3,736

Net loans	$405,611		$405,480		$338,901		$319,674		$234,112

Loans, net decreased $502 or 0.1% in 2016 to $409,343 at December 31, 2016 as compared with $409,485 at December 31, 2015. Business loans, including construction, commercial loans and commercial real estate loans, were $272,321 or 66.5% of loans, net at December 31, 2016, and $270,175 or 65.9% at year-end 2015. Residential mortgages and consumer loans totaled $137,022 or 33.5% of loans, net at year-end 2016 and $139,670 or 34.1% at year-end 2015. Loan volume increased during the fourth quarter of 2016 following declines in the first three quarters of the year. The declines in the first three quarters of 2016 reflected decreases in commercial, construction and residential real estate loans, partially offset by increases in commercial real estate and consumer loans. Loans, net, grew $11,150 or 11.1% annualized during the fourth quarter of 2016 due primarily to increased demand for commercial real estate and tax-exempt loans.

Loans averaged $403,003 in 2016 compared to $351,563 in 2015. Taxable loans averaged $390,668, while tax-exempt loans averaged $12,335 in 2016. The increase in average loans year-over-year was attributable to the merger with Citizens, which was effective December 31, 2015. The loan portfolio continues to play a prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 83.0% in 2016 as compared with 85.5% in 2015.

The prime rate remained at 3.50% for the majority of 2016, increasing to 3.75% in December in response to the FOMC’s action to increase the federal funds rate by 0.25%. The tax-equivalent yield on our loan portfolio increased four basis points to 4.53% in 2016 from 4.49% in 2015. Included in loan interest income in 2016 was the recognition of fair value accretion of $381 from the payoff on an acquired loan that was specifically identified for impairment at the time of the merger and a prepayment penalty of $107, which increased the tax-equivalent net interest margin by 12 basis points. The effect of low market rates on our loan portfolio’s yield can be evidenced by evaluating quarterly loan yields, which continued to decline during 2016. During 2016, the tax-equivalent yield fell nine basis points from 4.51% in the first quarter of 2016 to 4.42% fourth quarter. The yield on the loan portfolio may continue to decline as repayments on higher yielding loans are replaced with new originations at lower yields. Moreover, increased competition will continue to prompt more aggressive pricing for fixed rate intermediate term loans, and thus lower yields further.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2016, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio

December 31, 2016	Within one year	After one but within five years	After five years	Total
Maturity schedule:
Commercial	$1,485	$12,216	$37,465	$51,166
Real estate:
Construction	2,926	2,773	2,906	8,605
Commercial	4,487	10,269	197,794	212,550
Residential	10,113	14,706	106,055	130,874
Consumer	256	1,131	4,761	6,148

Total	$19,267	$41,095	$348,981	$409,343

Predetermined interest rates	$13,582	$33,736	$105,290	$152,608
Floating or adjustable interest rates	5,685	7,359	243,691	256,735

Total	$19,267	$41,095	$348,981	$409,343

As previously mentioned, there are numerous risks inherent in the loan portfolio. We manage the portfolio by employing sound credit policies and utilizing various modeling techniques in order to limit the effects of such risks. In addition, we utilize private mortgage insurance (“PMI”) to mitigate credit risk in the loan portfolio.

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For 2016, market interest rates remained at historically low levels. Given the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 37.3% of the loan portfolio at December 31, 2016, compared to floating or adjustable-rate loans at 62.7%. Approximately 49.0% of the loan portfolio is expected to reprice within the next 12 months.

Additionally, our secondary market mortgage banking program provides us with an additional source of liquidity and a means to limit our exposure to IRR. Through this program, we are able to competitively price conforming one-to-four family residential mortgage loans without taking on IRR which would result from retaining these long-term, low fixed-rate loans on our books. The loans originated are subsequently sold in the secondary market, with the sales price locked in at the time of commitment, thereby greatly reducing our exposure to IRR.

Loan concentrations are considered to exist when the total amount of loans to any one borrower, or a multiple number of borrowers engaged in similar business activities or having similar characteristics, exceeds 10% of loans outstanding in any one category. We provide deposit and loan products and other financial services to individual and corporate customers in our six-county market area. There are no significant concentrations of credit risk from any individual counterparty or groups of counterparties, except for geographic concentrations.

In addition to the risks inherent in our portfolio in the normal course of business, we are also party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of lines of credit and commercial letters of credit, and may involve, to varying degrees, elements of credit risk and IRR in excess of the amount recognized in the consolidated financial statements.

Credit risk is the principal risk associated with these instruments. Our involvement and exposure to credit loss in the event that the instruments are fully drawn upon and the customer defaults is represented by the contractual amounts of these instruments. In order to control credit risk associated with entering into commitments and issuing letters of credit, we employ the same credit quality and collateral policies in making commitments that we use in other lending activities.

We evaluate each customer’s creditworthiness on a case-by-case basis, and if deemed necessary, obtain collateral. The amount and nature of the collateral obtained is based on our credit evaluation.

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments

December 31	2016	2015	2014
Commitments to extend credit	$26,042	$19,602	$17,046
Unused portions of lines of credit	28,516	26,479	33,603
Standby and performance letters of credit	3,917	3,316	2,667

Total	$58,475	$49,397	$53,316

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $81 and $43 at December 31, 2016 and 2015, respectively. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Asset Quality:

We are committed to developing and maintaining sound, quality assets through our credit risk management policies and procedures. Credit risk is the risk to earnings or capital which arises from a borrower’s failure to meet the terms of their loan agreement. We manage credit risk by diversifying the loan portfolio and applying policies and procedures designed to foster sound lending practices. These policies include certain standards that assist lenders in making judgments regarding the character, capacity, cash flow, capital structure and collateral of the borrower.

With regard to managing our exposure to credit risk in light of general devaluations in real estate values, we have established maximum loan-to-value ratios for commercial mortgage loans not to exceed 80.0% of the lower of cost or appraised value. With regard to residential mortgages, customers with loan-to-value ratios between 80.0% and 100.0% are generally required to obtain PMI. The 80.0% loan-to-value threshold provides a cushion in the event the property is devalued. PMI is used to protect us from loss in the event loan-to-value ratios exceed 80.0% and the customer defaults on the loan. Appraisals are performed by an independent appraiser engaged by us, not the customer, who is either state certified or state licensed depending upon collateral type and loan amount.

With respect to lending procedures, lenders must determine the borrower’s ability to repay the credit based on prevailing and expected market conditions prior to requesting approval for the loan. The Board of Directors establishes and reviews, at least annually, the lending authority for all loan officers and branch managers. Credits beyond the scope of the loan officers and branch managers are forwarded to the Loan Committee. This Committee, comprised of directors and executive officers, attempts to assure the quality of the loan portfolio through careful analysis of credit applications, adherence to credit policies and the examination of outstanding loans and delinquencies. These procedures assist in the early detection and timely follow-up of problem loans.

Credit risk is also managed by quarterly internal reviews of our loan portfolio by the asset quality committee. These reviews aid us in identifying deteriorating financial conditions of borrowers, allowing us to assist customers in remedying these situations.

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include nonaccrual loans, troubled debt restructured loans and accruing loans past due 90 days or more. For a discussion of our policy regarding nonperforming assets and the recognition of interest income on impaired loans, refer to the notes entitled, “Summary of significant accounting policies — Nonperforming assets,” and “Loans, net and allowance for loan losses” in the Notes to Consolidated Financial Statements to this Annual Report.

Information concerning nonperforming assets for the past five years is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause us to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

Distribution of nonperforming assets

December 31	2016	2015	2014	2013	2012
Nonaccruing loans:
Commercial	$356	$1,143	$515	$324	$190
Real estate:
Construction			215	215
Commercial	359	1,118	1,247	4,832	1,947
Residential	671	921	2,268	1,642	1,726
Consumer

Total	1,386	3,182	4,245	7,013	3,863

Accruing troubled debt restructured loans:
Commercial	617	644	678	699	718
Real estate:
Construction
Commercial	3,229	3,305	2,960	3,032	3,541
Residential	1,959	2,717	1,331	1,674	944
Consumer					3

Total	5,805	6,666	4,969	5,405	5,206

Accruing loans past due 90 days or more:
Commercial				298
Real estate:
Construction
Commercial			426	614
Residential	357	89	214	233	231
Consumer	2		3

Total	359	89	643	1,145	231

Total nonperforming loans	7,550	9,937	9,857	13,563	9,300
Other real estate owned	625	885	1,022	1,127	1,909

Total nonperforming assets	$8,175	$10,822	$10,879	$14,690	$11,209

Ratios:
Nonperforming loans to total loans, net	1.84%	2.42%	2.88%	4.19%	3.91%

Nonperforming assets to total loans, net and OREO	1.99%	2.63%	3.17%	4.53%	4.68%

We experienced an improvement in our asset quality as evidenced by a decrease in nonperforming assets of $2,647 or 24.5% to $8,175 or 1.99% of loans, net of unearned income, and foreclosed assets at December 31, 2016, from $10,822 or 2.63% of loans, net of unearned income, and foreclosed assets at the end of 2015. The improvement resulted from declines of $1,796 in nonaccrual loans, $861 in accruing troubled debt restructured loans and $260 in other real estate owned assets offset partially by an increase of $270 in accruing loans past due 90 days or more. For a further discussion of assets classified as nonperforming assets, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to individually evaluated loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the FFIEC Interagency Policy Statement, as amended, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB Accounting Standards Codification (“ASC”) 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our Chief Credit Officer identifies those loans to be individually evaluated for impairment and those to be collectively evaluated for impairment utilizing a standard criteria. Internal risk rating are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events. However, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions to assure directional consistency of the allowance for loan loss account. Regulators, in reviewing the loan portfolio as part of the scope of a regulatory examination, may require us to increase our allowance for loan losses or take other actions that would require increases to our allowance for loan losses.

For a further discussion of our accounting policies for determining the amount of the allowance and a description of the systematic analysis and procedural discipline applied, refer to the note entitled, “Summary of significant accounting policies — Allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses

December 31	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of year	$4,365	$3,792	$3,663	$3,736	$3,423
Loans charged-off:
Commercial	767	650	36		268
Real estate:
Construction	249
Commercial	65	187	337	389	591
Residential	68	60	140	379	31
Consumer	25	35	11	4	30

Total	1,174	932	524	772	920

Loan recovered:
Commercial	70	8	119	30	91
Real estate:
Construction
Commercial		19		27
Residential	7		3
Consumer	11	6	5	2	2

Total	88	33	127	59	93

Net loans charged-off	1,086	899	397	713	827

Provision for loan losses	453	1,472	526	640	1,140

Allowance for loan losses at end of year	$3,732	$4,365	$3,792	$3,663	$3,736

Net charge-offs to average loans	0.27%	0.26%	0.12%	0.28%	0.38%

Allowance for loan losses to total loans, net	0.91%	1.07%	1.11%	1.13%	1.57%

The allowance for loan losses decreased $633 to $3,732 at December 31, 2016, from $4,365 at the end of 2015. The decrease resulted from a provision for loan losses of $453, which was more than offset by net loans charged-off of $1,086. The allowance for loan losses, as a percentage of loans, net of unearned income, was 0.91% at the end of 2016, compared to 1.07% at the end of 2015. The reduction in this ratio compared to that of the prior year-end was a result of applying purchase accounting as part of the merger which requires the elimination of the allowance for loan loss related to the Citizen’s loan portfolio and an improvement in our asset quality in 2016.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off increased $187 to $1,086 in 2016 from $899 in 2015. Net charge-offs, as a percentage of average loans outstanding, equaled 0.27% in 2016 and 0.26% in 2015.

Allocation of the allowance for loan losses

The allocation of the allowance for loan losses compared to the percentage of loans by major loan category for the past five years is summarized as follows:

	2016		2015		2014		2013		2012
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$8	0.24%	$700	0.44%		0.35%	$1	0.32%	$2	0.38%
Real Estate:
Construction						0.06		0.07
Commercial	140	0.96	8	1.15	$77	1.25		2.52	148	2.31
Residential		0.61	7	0.74	5	0.80	8	0.84	216	1.08
Consumer

Total specific	148	1.81	715	2.33	82	2.46	9	3.75	366	3.77

Formula:
Commercial	621	12.26	598	10.80	330	10.53	423	11.20	543	9.47
Real Estate:
Construction	160	2.10	202	4.54	115	3.28	144	3.83	143	5.31
Commercial	1,970	50.97	2,219	48.99	2,385	57.05	2,079	50.80	1,923	58.74
Residential	789	31.36	606	32.23	800	25.96	662	29.67	438	21.74
Consumer	44	1.50	25	1.11	15	0.72	30	0.75	26	0.97

Total formula	3,584	98.19	3,650	97.67	3,645	97.54	3,338	96.25	3,073	96.23

Total allocated allowance	3,732	100.00%	4,365	100.00%	3,727	100.00%	3,347	100.00%	3,439	100.00%

Unallocated allowance					65		316		297

Total	$3,732		$4,365		$3,792		$3,663		$3,736

The allocated element of the allowance for loan losses account decreased $633 to $3,732 at December 31, 2016, compared to $4,365 at December 31, 2015. Both the specific and formula portions of the allowance for loan losses decreased from the end of 2015. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $567 to $148 at December 31, 2016, from $715 at December 31, 2016. The formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, decreased $66 to $3,584 at December 31, 2016, from $3,650 at December 31, 2015. The decrease in the specific portion of the allowance was a result of a charge-off from one commercial loan account having a specific allocation of $700 at December 31, 2015. The decrease in the formula portion was due to changes in qualitative factors related to improvements in asset quality. There was no unallocated element at December 31, 2016 and 2015.

The coverage ratio, the allowance for loan losses account as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 49.4% at December 31, 2016 and 43.9% at December 31, 2015. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2016.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $4,218 or 0.9% to $452,560 at the end of 2016. Noninterest-bearing deposits grew $3,826 or 5.5% while interest-bearing deposits increased $392 or 0.1% in 2016. Noninterest-bearing deposits represented 16.3% of total deposits while interest-bearing deposits accounted for 83.7% of total deposits at December 31, 2016. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 15.6% and 84.4% of total deposits at year end 2016. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the continuation of the low interest rate environment.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts, NOW accounts, and savings accounts, increased $16,194 in 2016. Contributing to the increase in interest-bearing transaction accounts during 2016 were increases of $10,215 in money market accounts and $9,485 in savings accounts offset by a decline of $3,506 in NOW accounts. Total time deposits decreased $15,802 to $120,966 at December 31, 2016 from $136,768 at December 31, 2015. Time deposit rates have remained flat. As such, customers have continued to be attracted to interest-bearing non-maturity transaction accounts to provide flexibility in the event of increases in general market rates.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

Deposit distribution

	2016		2015		2014
Year ended December 31	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing:
Money market accounts	$46,410	0.38%	$28,466	0.22%	$32,690	0.30%
NOW accounts	137,484	0.29	134,514	0.35	129,803	0.39
Savings accounts	74,814	0.18	59,895	0.24	54,548	0.25
Time deposits less than $100	77,761	0.79	64,112	0.92	72,011	0.99
Time deposits of $100 or more	53,582	0.88	32,312	1.26	35,318	1.15

Total interest-bearing	390,051	0.46%	319,299	0.53%	324,370	0.57%
Noninterest-bearing	70,456		56,714		51,483

Total deposits	$460,507		$376,013		$375,853

Total deposits averaged $460,507 in 2016, increasing $84,494 or 22.5% compared to 2015. While we experienced organic growth during 2016, the increase in average deposits was primarily attributable to the Citizens merger, which was effective December 31, 2015. Average noninterest-bearing deposits increased $13,742, while average interest-bearing accounts grew $70,752. Average interest-bearing transaction deposits, including money market, NOW and savings accounts, increased $35,833, while average total time deposits increased $34,919 in comparing 2016 with 2015.

Our cost of interest-bearing deposits decreased 7 basis points to 0.46% in 2016 from 0.53% in 2015. Specifically, the cost of interest-bearing transaction accounts decreased 4 basis points to 0.27%, even though the average rate on money market accounts increase 16 basis points to 0.38% in 2016 from 0.22% in 2015. In addition, the cost of time deposits decreased 20 basis points to 0.83% comparing 2016 and 2015.

Volatile deposits, defined as time deposits $100 or more, averaged $53,582 in 2016, an increase of $21,270 or 65.8% from $32,312 in 2015. Our average cost of these funds decreased 38 basis points to 0.88% in 2016, from 1.26% in 2015. This type of funding is considered to be volatile since it is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

Maturities of time deposits $100 or more for the past three years are summarized as follows:

Maturity distribution of time deposits $100 or more

December 31	2016	2015	2014
Within three months	$6,137	$6,313	$4,595
After three months but within six months	6,102	6,260	4,194
After six months but within twelve months	13,636	9,115	10,463
After twelve months	21,899	35,879	14,948

Total	$47,774	$57,567	$34,200

In addition to deposit gathering, we have in place a secondary source of liquidity to fund operations through exercising existing credit arrangements with the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”). For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Market Risk Sensitivity:

Market risk is the risk to our earnings and/or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily IRR associated with our lending, investing and deposit gathering activities. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value, and provide a basis for the expected change in future earnings related to interest rates. Interest rate changes affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

Despite the FOMC taking action in December 2016 when it increased the federal funds target rate 25 basis points, interest rates continue to be at exceptionally low levels. The timing and the magnitude of future monetary policy actions that will impact the current exceptionally low interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it, are extremely critical to both bank management and regulators. The FFIEC through its advisory guidance reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2016.

The Asset/Liability Committee (“ALCO”), comprised of members of our Board of Directors, senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes several computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate sensitive assets (“RSA”), rate sensitive liabilities (“RSL”) and overall operating results and financial position.

With respect to evaluating our exposure to IRR on earnings, we utilize a gap analysis model that considers repricing frequencies of RSA and RSL. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

Our interest rate sensitivity gap position, illustrating RSA and RSL at their related carrying values, is summarized as follows. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Adjustable-rate assets and liabilities are distributed based on the repricing frequency of the instrument. Mortgage instruments are distributed in accordance with estimated cash flows, assuming there is no change in the current interest rate environment.

Interest rate sensitivity

December 31, 2016	Due within three months	Due after three months but within twelve months	Due after one year but within five years	Due after five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$11,337				$11,337
Investment securities	4,669	$943	$19,061	$48,440	73,113
Loans held for sale	652				652
Loans, net	124,329	76,449	182,927	25,638	409,343

Total rate-sensitive assets	$140,987	$77,392	$201,988	$74,078	$494,445

Rate-sensitive liabilities:
Money market accounts	$50,593				$50,593
NOW accounts	26,891		$101,167		128,058
Savings accounts			79,011		79,011
Time deposits	18,900	$53,534	48,098	$434	120,966
Short-term borrowings	31,500				31,500
Long-term debt		5,000	6,154		11,154

Total rate-sensitive liabilities	$127,884	$58,534	$234,430	$434	$421,282

Rate-sensitivity gap:
Period	$13,103	$18,858	$(32,442)	$73,644
Cumulative	$13,103	$31,961	$(481)	$73,163
RSA/RSL ratio:
Period	1.10	1.32	0.86	170.69
Cumulative	1.10	1.17	1.00	1.17	1.17

At December 31, 2016, we had cumulative one-year RSA/RSL ratios of 1.17. As previously mentioned, this indicated that if interest rates increase, our earnings would likely be favorably impacted. Given current improvement in economic conditions and the recent action of the FOMC that raised short-term rates 25 basis points and their consideration to continue to raise short-term rates in the 2017, the focus of ALCO has been to maintain the positive gap position in order to safeguard future earning from the potential risk of rising interest rates. ALCO will continue to focus efforts on strategies in 2017 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position and variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of our Asset/Liability Management Policy assigns nonpersonal NOW accounts to the “Due within three months” repricing interval. In reality, these accounts may reprice less frequently and in different magnitudes than changes in general market interest rate levels.

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given a gradual nonparallel shift in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2016, would increase slightly at 0.3% from model results using current interest rates.

We will continue to monitor our IRR position in 2017 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment payments and prepayments in order to maintain a favorable IRR position.

Financial institutions are affected differently by inflation than commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us, however, we believe that our exposure to inflation can be mitigated through our asset/liability management program.

Liquidity:

Liquidity management is essential to our continuing operations as it gives us the ability to meet our financial obligations as they come due, as well as to take advantage of new business opportunities as they arise. Our financial obligations include, but are not limited to, the following:

•	Funding new and existing loan commitments;

•	Payment of deposits on demand or at their contractual maturity;

•	Repayment of borrowings as they mature;

•	Payment of lease obligations; and

•	Payment of operating expenses.

Our liquidity position is impacted by several factors which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, demand for core deposits and certificate of deposit maturity structure and retention. We manage these liquidity risks daily, thus enabling us to effectively monitor fluctuations in our position and to adapt our position according to market influence and balance sheet trends. We also forecast future liquidity needs and develop strategies to ensure adequate liquidity at all times.

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2016, our maximum borrowing capacity with the FHLB-Pgh was $211,907 of which $36,500 was outstanding in borrowings. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We maintain a Contingency Funding Plan to address liquidity in the event of a funding crisis. Examples of some of the causes of a liquidity crisis include, among others, natural disasters, war, events causing reputational harm and severe and prolonged asset quality problems. The Plan recognizes the need to provide alternative funding sources in times of crisis that go beyond our core deposit base. As a result, we have created a funding program that ensures the availability of various alternative wholesale funding sources that can be used whenever appropriate. Identified alternative funding sources include:

•	FHLB-Pgh advances;

•	Federal Reserve Bank discount window;

•	Repurchase agreements;

•	Brokered deposits; and

•	Federal funds purchased.

Based on our liquidity position at December 31, 2016, we do not anticipate the need to have a material reliance on any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2016. At December 31, 2016, our noncore funds consisted of time deposits in denominations of $250 or more, short-term borrowings and long-term debt. Large denomination time deposits are not considered to be a strong source of liquidity since they are interest rate sensitive and are considered to be highly volatile. At December 31, 2016, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 6.85%. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 7.36%. Comparatively, our ratios equaled 8.82% and 7.65% at the end of 2015, which indicated a decrease in our reliance on noncore funds. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents decreased $3,568 for the year ended December 31, 2016. Conversely, for the year ended December 31, 2015, cash and cash equivalents increased $7,116. During 2016, cash provided by operating activities was more than offset by cash used in investing and financing activities.

Operating activities provided net cash of $3,950 in 2016 and $1,626 in 2015. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, mortgage loans originated for sale, bank owned life insurance investment income and the provision for loan losses, is the primary source of funds from operations.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $1,064 in 2016 and $16,941 in 2015. Net cash used in lending activities was $1,176 in 2016, a decrease from $11,084 in 2015. Activities related to our investment portfolio used net cash of $487 in 2016 and $9,209 in 2015.

Net cash used in financing activities equaled $6,454 in 2016. Net cash provided by financing activities was $22,431 in 2015. Deposit gathering, which is our predominant financing activity, increased $4,218 in 2016 and $1,673 in 2015.    Offsetting the cash provided by deposits in 2016 was an $11,075 decrease in short-term borrowings as compared to an increase of $21,500 in 2015.

We anticipate our liquidity position to be stable in 2017. Based on the acceleration of loan demand in existing and new markets at the end of 2016, we are expecting loan demand to continue to be strong throughout 2017. We expect to fund such demand through deposit gathering, payments and prepayments on loans and investments and advances from the FHLB-Pgh. If economic conditions were to weaken it may result in increased interest in bank deposits, as consumers continue to save rather than spend. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we believe we will have the means to provide adequate cash to fund normal operations in 2017.

Capital Adequacy:

We believe a strong capital position is essential to our continued growth and profitability. We strive to maintain a relatively high level of capital to provide our depositors and stockholders with a margin of safety. In addition, a strong capital base allows us to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

Our ALCO reviews our capital position quarterly. As part of its review, the ALCO considers: (i) the current and expected capital requirements, including the maintenance of capital ratios in excess of minimum regulatory guidelines; (ii) potential changes in the market value of our securities due to interest rates changes and effect on capital; (iii) projected organic and inorganic asset growth; (iv) the anticipated level of net earnings and capital position, taking into account the projected asset/liability position and exposure to changes in interest rates; (v) significant deteriorations in asset quality; and (vi) the source and timing of additional funds to fulfill future capital requirements.

Based on the recent regulatory emphasis placed on banks to assure capital adequacy, our Board of Directors annually reviews and approves a Capital Plan. Among other specific objectives, this comprehensive plan: (i) attempts to ensure that we remain well capitalized under the regulatory framework for prompt corrective action; (ii) evaluates our capital adequacy exposure through risk assessment; (iii) establishes event triggers and action plans to ensure capital adequacy; and (iv) identifies realistic and readily available alternative sources for augmenting capital if higher capital levels are required.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. The Bank’s Tier I and total risk-based capital ratios are strong and have consistently exceeded the well capitalized regulatory capital ratios of 8.0% and 10.0% required for well capitalized institutions. The ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 9.9% at December 31, 2016, and 9.6% at December 31, 2015. The total risk-based capital ratio was 10.9% at December 31, 2016 and 10.7% at December 31, 2015. In addition, a new ratio effective January 1, 2015, requires the Bank to maintain a minimum common equity Tier 1 capital to risk-weighted assets of 5.125% at December 31, 2016 and 4.5% at December 31, 2015. The Bank’s common equity Tier I capital to risk-weighted assets ratio was 9.9% at December 31, 2016 and 9.6% at December 31, 2015. The Bank’s Leverage ratio, which equaled 7.7% at December 31, 2016, and 7.2% at December 31, 2015, exceeded the minimum of 4.0% for capital adequacy purposes. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at December 31, 2016 and 2015. There are no conditions or negative events since this notification that we believe have changed the Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations such as ours began January 1, 2015. For a further discussion of the incorporation of the revised regulatory requirements into the prompt corrective action framework, refer to the section entitled, “Supervision and Regulatory – Risk-Based Capital Requirements,” in Part I of this Annual Report.

Stockholders’ equity was $41,920 or $12.95 per share at December 31, 2016, and $42,303 or $13.20 per share at December 31, 2015. Stockholders’ equity declined $383 in 2016 as net income and the issuance of shares under benefit plans was more than offset by dividend payments and an increase in the accumulated other comprehensive loss.

We declared dividends of $0.55 per share in 2016 and in 2015. The dividend payout ratio, dividends declared as a percent of net income, equaled 57.8% in 2016. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Riverview Bank, for payment of dividends to stockholders. The Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Review of Financial Performance:

Net income was $3,067 or $0.95 per share in 2016. We reported a net loss of $754 or $(0.28) per share in 2015. The net loss was a result of recognizing pre-tax merger related expenses of $3,281 from the acquisition of Citizens on December 31, 2015. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.57% and 7.06% for the year ended December 31, 2016. ROAA was (0.17)% and ROAE was (2.01)% for the year ended December 31, 2015.

Tax-equivalent net interest income was $18,565 in 2016 and $15,578 in 2015. Our net interest margin equaled 3.83% in 2016 and 3.79% in 2015. Noninterest income totaled $3,441 in 2016 and $2,197 in 2015. Noninterest expense was $17,123 for the year ended December 31, 2016 compared to $17,811 for the year ended December 31, 2015. Our productivity is measured by the operating efficiency ratio, defined as noninterest expense less amortization of intangible assets divided by the total of tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 76.3% in 2016.

Net Interest Income:

Net interest income is the fundamental source of earnings for commercial banks. Moreover, fluctuations in the level of net interest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits and borrowings comprise interest-bearing liabilities. Net interest income is impacted by:

•	Variations in the volume, rate and composition of earning assets and interest-bearing liabilities;

•	Changes in general market interest rates; and

•	The level of nonperforming assets.

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of average earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pretax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported in this analysis on a tax-equivalent basis using the prevailing federal statutory tax rate.

Similar to all banks, we consider the maintenance of an adequate net interest margin to be of primary concern. The current economic environment has been very challenging for the banking industry. In addition to market rates and competition, nonperforming asset levels are of particular concern for the banking industry and may place additional pressure on net interest margins. Nonperforming assets may stabilize or decrease given the improvements in the economy, particularly the labor markets. No assurance can be given as to how general market conditions will change or how such changes will affect net interest income. Therefore, we believe through prudent deposit and loan pricing practices, careful investing, and constant monitoring of nonperforming assets, our net interest margin will remain strong.

We analyze interest income and interest expense by segregating rate and volume components of earning assets and interest-bearing liabilities. The impact changes in the interest rates earned and paid on assets and liabilities, along with changes in the volumes of earning assets and interest-bearing liabilities, have on net interest income are summarized as follows. The net change or mix component, attributable to the combined impact of rate and volume changes within earning assets and interest-bearing liabilities’ categories, has been allocated proportionately to the change due to rate and the change due to volume.

Net interest income changes due to rate and volume

	2016 vs 2015			2015 vs 2014
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$2,232	$36	$2,196	$(363)	$(1,232)	$869
Tax-exempt	239	106	133	188	(10)	198
Investments:
Taxable	967	91	876	(220)	69	(289)
Tax-exempt	(226)	27	(253)	(237)	(430)	193
Interest-bearing deposits	16	16		(1)	1	(2)
Federal funds sold	2		2	(1)		(1)

Total interest income	3,230	276	2,954	(634)	(1,602)	968

Interest expense:
Money market accounts	113	60	53	(34)	(22)	(12)
NOW accounts	(75)	(85)	10	(27)	(45)	18
Savings accounts	(13)	(44)	31	9	(4)	13
Time deposits less than $100	22	(93)	115	(121)	(46)	(75)
Time deposits $100 or more	67	(146)	213	(1)	35	(36)
Short-term borrowings	3	43	(40)	60	13	47
Long-term debt	126	17	109	(81)	(71)	(10)

Total interest expense	243	(248)	491	(195)	(140)	(55)

Net interest income	$2,987	$524	$2,463	$(439)	$(1,462)	$1,023

For the year ended December 31, tax-equivalent net interest income was $18,565 in 2016 and $15,578 in 2015. Approximately 82.5% of the improvement in net interest income was a result of a favorable volume variance caused by assets acquired and liabilities assumed from the merger. The growth in average earning assets exceeded that of average interest-bearing liabilities, and resulted in additional tax-equivalent net interest income of $2,463. The improvement was also influenced by a favorable rate variance as an increase in our net interest margin added $524 to net interest income.

Average earning assets increased $74,242 to $485,275 in 2016 from $411,033 in 2015 and accounted for a $2,954 increase in interest income. Average loans, net increased $51,440, which caused interest income to increase $2,329. Average taxable investments increased $27,976 comparing 2016 and 2015, which resulted in increased interest income of $876 while average tax-exempt investments decreased $5,579 which resulted in a decrease to interest income of $253.

Average interest-bearing liabilities rose $65,750 to $414,938 in 2016 from $349,188 in 2015 and caused interest expense to increase $491. Large denomination time deposits averaged $21,270 more in 2016 and caused interest expense to increase $213. An increase of $13,649 in average time deposits less than $100 caused interest expense to rise by $115. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $35,833, which in aggregate caused a $94 increase in interest expense. Short-term borrowings averaged $9,031 less and decreased interest expense $40 while long-term debt averaged $4,029 more and increased interest expense by $109 comparing 2016 and 2015.

A favorable rate variance resulted from an increase in the tax-equivalent yield on earning assets along with a reduction in the cost of funds. As a result, tax-equivalent net interest income increased $524 due to changes in earning asset yields and fund costs comparing 2016 and 2015. The tax-equivalent yield on earning assets improved one basis points to 4.27%

in 2016 from 4.26% in 2015, resulting in an increase in interest income of $276. The tax-equivalent yield on the loan portfolio increased 4 basis points to 4.53% in 2016 from 4.49% in 2015 and resulted in an improvement in interest income of $142. The impact that lower reinvestment rates had on the tax-equivalent yield on the loan portfolio was offset by the recognition of loan fair value accretion in 2016. While the tax-equivalent yield on the investment portfolio decreased 3 basis points to 3.36% in 2016 from 3.39% in 2015, interest income increased $118 due to changes in the mix of investments.

The favorable rate variance caused by the increase in the earning asset yields was also aided by a decrease of 3 basis points in fund costs to 0.52% in 2016 from 0.55% in 2015. The decline in the fund costs accounted for a $248 reduction in interest expense in 2016. We experienced decreases in the rates paid on all major categories of interest-bearing deposits with the exception of money market accounts. Specifically, the cost of money market accounts increased 16 basis points resulting in an addition to interest expense of $60 comparing 2016 and 2015. The cost of NOW and savings accounts decreased 6 basis points apiece and caused interest expense to decrease $129 in aggregate. With regard to time deposits, the average rate paid for time deposits less than $100 decreased 13 basis points while time deposits $100 or more decreased 38 basis points, which together resulted in a $239 decrease in interest expense. The average rate paid on short-term borrowings increased 25 basis points in line with the change in the federal funds rate causing a $43 increase in interest expense. Interest expense increased $17 from increase of 24 basis points in the average rate paid on long-term debt.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis using the prevailing federal statutory tax rate of 34.0% in 2016 and 2015.

Summary of net interest income

	2016			2015
			Average			Average
	Average	Interest Income/	Interest	Average	Interest Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$390,668	$17,565	4.50%	$341,833	$15,333	4.49%
Tax-exempt	12,335	683	5.54	9,730	444	4.56
Investments:
Taxable	61,439	1,939	3.16	33,463	972	2.90
Tax-exempt	10,904	495	4.54	16,483	721	4.38
Interest-bearing deposits	9,440	53	0.56	9,484	37	0.39
Federal funds sold	489	2	0.41	40

Total earning assets	485,275	20,737	4.27%	411,033	17,507	4.26%
Less: allowance for loan losses	3,849			3,924
Other assets	54,023			41,527

Total assets	$535,449			$448,636

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$46,410	177	0.38%	$28,466	64	0.22%
NOW accounts	137,484	400	0.29	134,514	475	0.35
Savings accounts	74,814	131	0.18	59,895	144	0.24
Time deposits less than $100	77,761	612	0.79	64,112	590	0.92
Time deposits $100 or more	53,582	473	0.88	32,312	406	1.26
Short-term borrowings	14,063	84	0.60	23,094	81	0.35
Long-term debt	10,824	295	2.73	6,795	169	2.49

Total interest-bearing liabilities	414,938	2,172	0.52%	349,188	1,929	0.55%
Noninterest-bearing deposits	70,456			56,714
Other liabilities	6,638			5,232
Stockholders’ equity	43,417			37,502

Total liabilities and stockholders’ equity	$535,449			$448,636

Net interest income/spread		$18,565	3.75%		$15,578	3.71%

Net interest margin			3.83%			3.79%
Tax-equivalent adjustments:
Loans		$232			$151
Investments		169			245

Total adjustments		$401			$396

	2014
			Average
	Average	Interest Income/	Interest
	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$323,329	$15,696	4.85%
Tax-exempt	5,404	256	4.74
Investments:
Taxable	43,554	1,192	2.74
Tax-exempt	13,331	958	7.18
Interest-bearing deposits	10,003	38	0.38
Federal funds sold	393	1	0.25

Total earning assets	396,014	18,141	4.58%
Less: allowance for loan losses	3,546
Other assets	41,222

Total assets	$433,690

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$32,690	98	0.30%
NOW accounts	129,803	502	0.39
Savings accounts	54,548	135	0.25
Time deposits less than $100	72,011	711	0.99
Time deposits $100 or more	35,318	407	1.15
Short-term borrowings	8,726	21	0.24
Long-term debt	7,074	250	3.53

Total interest-bearing liabilities	340,170	2,124	0.62%
Noninterest-bearing deposits	51,483
Other liabilities	4,003
Stockholders’ equity	38,034

Total liabilities and stockholders’ equity	$433,690

Net interest income/spread		$16,017	3.96%

Net interest margin			4.04%
Tax-equivalent adjustments:
Loans		$88
Investments		326

Total adjustments		$414

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Loan fees are included in interest income on loans.

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $453 in 2016 and $1,472 in 2015. The primary cause for the decrease in the provision was an improvement in asset quality. Nonperforming assets declined 24.5% as all major categories improved during 2016 with the exception of accruing loans past due 90 days which experienced a $270 increase but only represented 4.4% of total nonperforming assets. Our overall loan volume was unchanged throughout the year as new originations were equally offset by payments and prepayments on loans which further explains the cause of the reduction in the provision for loan losses in 2016. Based on our most recent evaluation at December 31, 2016, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Our noninterest income increased $1,244 or 56.6% to $3,441 in 2016 from $2,197 in 2015. The primary reason for the significant increase was a result of the acquisition of Citizens at the end of 2015. Net gains on sale of investment securities were $484 in 2016 compared to net losses of $17 in 2015 as we took advantage of the significant improvement in the value of certain investments brought on by the reduction in market rates during the first half of 2016. Commissions and fees on fiduciary activities increased 38,8% while wealth management income increased 10.2% comparing 2016 to 2015 as we implemented a comprehensive plan to accelerate inorganic growth through taking advantage of certain acquisition opportunities that existed in our market area. Mortgage banking income increased $194 or 48.1% in 2016 compared to 2015 due to higher volumes driven by the continued low interest rate environment that persisted throughout 2016. Revenue received from service charges, fees and commissions decreased $257 or 25.2% comparing 2016 and 2015 due to higher overdraft and ATM fees. Income from investment in bank owned life insurance increased $128 to $345 in 2016 from $217 in 2015.

In 2016, we acquired a number of seasoned professionals with significant experience to manage our trust and wealth management divisions in order to increase the volume of assets under management and the amount of noninterest income. These individuals have a comprehensive plan to accelerate growth in the near term through employing a network of representatives and affiliated companies.

Noninterest Expense:

In general, our noninterest expense is categorized into three main groups, including employee-related expense, occupancy and equipment expense and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income and utility costs. Other expenses include general operating expenses such as marketing, other taxes, stationery and supplies, contractual services, insurance, including FDIC assessment and loan collection costs. Several of these costs and expenses are variable while the remainder is fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense

Year ended December 31	2016	2015	2014
Salaries and employee benefits expense:
Salaries and payroll taxes	$7,705	$8,366	$6,255
Employee benefits	1,556	1,634	1,344

Salaries and employee benefits expense	9,261	10,000	7,599

Occupancy and equipment expenses:
Occupancy expense	1,415	2,052	1,355
Equipment expense	750	648	631

Occupancy and equipment expenses	2,165	2,700	1,986

Other expenses:
Amortization of intangible assets	340	259	286
Advertising	248	129	98
Professional fees	578	566	423
FDIC insurance and assessments	387	338	364
Telecommunications and processing fees	1,365	1,242	1,182
Governance fees	344	338	334
Bank shares tax	215	345	294
Stationary and supplies	265	208	236
Other	1,955	1,686	1,650

Other expenses	5,697	5,111	4,867

Total noninterest expense	$17,123	$17,811	$14,452

Noninterest expense was $17,123 for the year ended December 31, 2016 compared to $17,811 for the year ended December 31, 2015. Merger related expenses included in noninterest expense were $224 in 2016 and $3,281 in 2015.

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 54.1% of the total noninterest expense. Salaries and employee benefits expense decreased $739 or 7.4% to $9,261 in 2016 from $10,000 in 2015. Salaries and payroll taxes decreased $661 or 7.9%, while employee benefits expense decreased $78 or 4.8%. The recognition of a severance payout for the departure of the former chief executive officer in 2015 offset partially by the addition of salaries and benefit costs from the merger were the primary reasons for the decline in salaries and payroll taxes comparing 2016 and 2015.

Occupancy and equipment expense decreased $535 or 19.8% to $2,165 in 2016 from $2,700 in 2015. Specifically, building-related costs declined $637 while equipment-related costs increased $102. The implementation of certain restructuring and efficiency initiatives related to branch closures in 2015 was the primary cause of the declines in net occupancy and equipment expense in 2016.

Other expenses increased $586 or 11.5%, to $5,697 in 2016 from $5,111 in 2015. We recognized increases across all major categories of other expenses with the largest increases occurring in advertising expense and telecommunications and processing fees. Advertising expense increase $119 or 92.2% to $248 in 2016 from $129 in 2015. The increase was a result of promoting the partnership with Citizens from the merger and strategic initiatives taken with respect to inorganic growth in our fiduciary and wealth management divisions. The increase of $123 or 9.9% in telecommunications and processing fees was a result of additions from the merger.

Income Taxes:

Our income tax expense was $962 in 2016 compared to an income tax benefit of $1,150 in 2015. Our effective tax rate was 23.9% in 2016. The effective tax rate was primarily influenced by tax exempt income on loans and investments, bank owned life insurance investment income and investment tax credits related to our limited partnership investment in a low- to moderate-income residential housing program which allow us to mitigate our tax burden.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Riverview Financial Corporation

We have audited the accompanying consolidated balance sheet of Riverview Financial Corporation and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statement of income and comprehensive income (loss), change in stockholders’ equity, and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverview Financial Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Gaithersburg, Maryland

March 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Riverview Financial Corporation

Harrisburg, Pennsylvania

We have audited the accompanying consolidated balance sheet of Riverview Financial Corporation and its wholly-owned subsidiary (the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. Riverview Financial Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Financial Corporation and its wholly-owned subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC

SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

March 30, 2016

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2016	2015
Assets:
Cash and due from banks	$7,783	$14,679
Interest-bearing deposits in other banks	11,337	8,009
Investment securities available-for-sale	73,113	75,850
Loans held for sale	652	1,094
Loans, net	409,343	409,845
Less: allowance for loan losses	3,732	4,365

Net loans	405,611	405,480
Premises and equipment, net	12,201	12,373
Accrued interest receivable	1,726	1,594
Goodwill	5,408	4,757
Intangible assets	1,405	1,501
Other assets	23,812	24,112

Total assets	$543,048	$549,449

Liabilities:
Deposits:
Noninterest-bearing	$73,932	$70,106
Interest-bearing	378,628	378,236

Total deposits	452,560	448,342
Short-term borrowings	31,500	42,575
Long-term debt	11,154	9,350
Accrued interest payable	192	236
Other liabilities	5,722	6,643

Total liabilities	501,128	507,146

Stockholders’ equity:
Common stock, no par value, authorized 5,000,000 shares, issued and outstanding: 2016, 3,237,859 shares; 2015, 3,205,544 shares	29,052	28,681
Capital surplus	220	180
Retained earnings	14,845	13,550
Accumulated other comprehensive loss	(2,197)	(108)

Total stockholders’ equity	41,920	42.303

Total liabilities and stockholders’ equity	$543,048	$549,449

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

Year Ended December 31	2016	2015
Interest income:
Interest and fees on loans:
Taxable	$17,565	$15,333
Tax-exempt	451	293
Interest and dividends on investment securities:
Taxable	1,931	959
Tax-exempt	326	476
Dividends	8	13
Interest on interest-bearing deposits in other banks	53	37
Interest on federal funds sold	2

Total interest income	20,336	17,111

Interest expense:
Interest on deposits	1,793	1,679
Interest on short-term borrowings	84	81
Interest on long-term debt	295	169

Total interest expense	2,172	1,929

Net interest income	18,164	15,182
Provision for loan losses	453	1,472

Net interest income after provision for loan losses	17,711	13,710

Noninterest income:
Service charges, fees and commissions	1,278	1,021
Commission and fees on fiduciary activities	118	85
Wealth management income	825	748
Mortgage banking income	597	403
Bank owned life insurance investment income	345	217
Net loss on sale of other real estate owned	(206)	(260)
Net gain (loss) on sale of investment securities available-for-sale	484	(17)

Total noninterest income	3,441	2,197

Noninterest expense:
Salaries and employee benefits expense	9,261	10,000
Net occupancy and equipment expense	2,165	2,700
Amortization of intangible assets	340	259
Other expenses	5,357	4,852

Total noninterest expense	17,123	17,811

Income (loss) before income taxes	4,029	(1,904)
Income tax expense (benefit)	962	(1,150)

Net income (loss)	3,067	(754)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(2,728)	(41)
Reclassification adjustment for net (gain) loss on sales included in net income	(484)	17
Change in pension liability	47	(344)
Income tax benefit related to other comprehensive loss	(1,076)	(125)

Other comprehensive income (loss), net of income taxes	(2,089)	(243)

Comprehensive income (loss)	$978	$(997)

Per share data:
Net income:
Basic	$0.95	$(0.28)
Diluted	$0.95	$(0.28)
Average common shares outstanding:
Basic	3,219,339	2,710,558
Diluted	3,241,869	2,719,068
Dividends declared	$0.55	$0.55

See notes to consolidated financial statements

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

For the Two Years Ended December 31, 2016	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance, January 1, 2015	$22,130	$148	$15,795	$135	$38,208
Net loss			(754)		(754)
Other comprehensive loss, net of income taxes				(243)	(243)
Dividends declared: $0.55 per share			(1,491)		(1,491)
Stock based compensation		32			32
Issuance of 492,178 shares of common stock in exchange for Citizens’ common stock	6,497				6,497
Issuance under ESPP plan: 3,775 shares	46				46
Proceeds from exercise of 750 stock options	8				8

Balance, December 31, 2015	28,681	180	13,550	(108)	42,303

Net income			3,067		3,067
Other comprehensive loss, net of income taxes				(2,089)	(2,089)
Dividends declared: $0.55 per share			(1,772)		(1,772)
Stock based compensation		40			40
Issuance under ESPP, 401k and dividend reinvestment plans: 32,315 shares	371				371

Balance, December 31, 2016	$29,052	$220	$14,845	$(2,197)	$41,920

See notes to consolidated financial statements

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,067	$(754)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	787	1,038
Provision for loan losses	453	1,472
Stock based compensation	40	32
Net amortization of investment securities available-for-sale	496	419
Net loss on sale of other real estate owned	206	260
Net (gain) loss on sale of investment securities available-for-sale	(484)	17
Amortization of purchase adjustment on loans	(756)	(276)
Amortization of intangible assets	340	259
Deferred income taxes	1,134	(1,164)
Proceeds from sale of loans originated for sale	28,461	21,699
Net gain on sale of loans originated for sale	(597)	(386)
Loans originated for sale	(27,422)	(22,191)
Bank owned life insurance investment income	(345)	(217)
Net change in:
Accrued interest receivable	(132)	(357)
Other assets	(333)	255
Accrued interest payable	(44)	82
Other liabilities	(921)	1,438

Net cash provided by operating activities	3,950	1,626

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(46,006)	(16,805)
Proceeds from repayments	7,139	7,596
Proceeds from sales	38,380
Proceeds from the sale of other real estate owned	1,402	1,135
Net (increase) decrease in restricted equity securities	455	(872)
Net (increase) decrease in loans	(1,176)	(11,084)
Business acquisitions, net of cash	(895)	4,585
Purchases of premises and equipment	(615)	(1,496)
Purchase of bank owned life insurance	(27)
Proceeds from bank owned life insurance	279

Net cash used in investing activities	(1,064)	(16,941)

Cash flows from financing activities:
Net increase in deposits	4,218	1,673
Net increase (decrease) in short-term borrowings	(11,075)	21,500
Repayment of long-term debt	(246)	(5,000)
Proceeds from long-term debt	2,050	7,350
Payment of capital lease		(1,655)
Issuance under DRP, 401k and ESPP plans	371	46
Proceeds from exercise of option		8
Cash dividends paid	(1,772)	(1,491)

Net cash provided by (used in) financing activities	(6,454)	22,431

Net increase (decrease) in cash and cash equivalents	(3,568)	7,116
Cash and cash equivalents - beginning	22,688	15,572

Cash and cash equivalents - ending	$19,120	$22,688

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,600	$1,847
Income taxes		$275
Noncash items from investing activities:
Other real estate acquired in settlement of loans	$1,348	$1,171

See notes to consolidated financial statements

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of Operations:

Riverview Financial Corporation, (the “Company”), a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Riverview Bank (the “Bank”). Effective December 31, 2015, The Citizens National Bank of Meyersdale (“Citizens”) merged with and into Riverview Bank, with Riverview Bank surviving (the “Merger”). The Company’s financial results reflect the merger of Citizens with and into Riverview Bank under the purchase method of accounting, with the Company treated as the acquirer from an accounting standpoint.

Riverview Bank, with sixteen full service offices and three limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small to medium sized businesses in its Central Pennsylvania market areas of Berks, Cumberland, Dauphin, Perry, Northumberland and Schuylkill counties as well as its Southwestern Pennsylvania market areas of Somerset, Cambria, Bedford and Westmoreland Counties.

The Bank is state-chartered under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The Bank’s primary product is loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. The Bank primarily funds its loans by offering open time deposits to commercial enterprises and individuals. Other deposit product offerings include certificates of deposits and various demand deposit accounts. The Bank offers a broad range of financial advisory, investment and fiduciary services through its wealth management and trust operating divisions.

The wealth management and trust divisions did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Bank’s sixteen community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

The Company faces competition primarily from commercial banks, thrift institutions and credit unions within the Central and Southwestern Pennsylvania markets, many of which are substantially larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

The Company and the Bank are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations.

Basis of presentation:

The consolidated financial statements of the Company have been prepared in conformity with GAAP, Regulation S-X and reporting practices applied in the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. The Company also presents herein condensed parent company only financial information regarding Riverview Financial Corporation (“Parent Company”). Prior period amounts are reclassified when necessary to conform with the current year’s presentation. Such reclassifications had no effect on financial position or results of operations.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, impairment of goodwill and fair value of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates.

Investment securities:

Investments securities are classified and accounted for as either held-to-maturity, available-for-sale, or trading account securities based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held-to maturity when management has the positive intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available-for-sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders’ equity. All marketable equity securities are accounted for at fair value. Estimated fair values for investment securities are based on market prices from a national pricing service. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized and discounts are accreted using the interest method over the contractual lives of investment securities. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Trading account securities are carried at market value. Interest on trading account securities is included in interest income. Profits or losses on trading account securities are included in noninterest income. All of the Company’s investment securities were classified as available-for-sale in 2016 and 2015. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

Management evaluates each investment security to determine if a decline in fair value below its amortized cost is an other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market concerns warrant an evaluation. Factors considered in determining whether an other-than-temporary impairment was incurred include: (i) the length of time and the extent to which the fair value has been less than amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry or geographic area; (iv) the credit-worthiness of the issuer of the security; (v) whether dividend or interest payments have been reduced or have not been made; (vi) an adverse change in the remaining expected cash flows from the security such that the Company will not recover the amortized cost of the security; (vii) whether management intends to sell the security; and (viii) if it is more likely than not that management will be required to sell the security before recovery. If a decline is judged to be other-than-temporary, the individual security is written-down to fair value with the credit related component of the write-down included in earnings and the non-credit related component included in other comprehensive income or loss. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.

Loans held for sale:

Loans held for sale consist of one-to-four family residential mortgages originated and intended for sale in the secondary market with servicing rights released. The loans are carried in aggregate at the lower of cost or estimated market value, based upon current delivery prices in the secondary mortgage market. Net unrealized losses are recognized through a valuation allowance by corresponding charges to income. Gains or losses on the sale of these loans are recognized in noninterest income at the time of sale using the specific identification method. Loan origination fees, net of certain direct loan origination costs, are included in net gains or losses upon the sale of the related mortgage loan. All loans are sold without recourse.

As a result of the consolidation with Union Bancorp, Inc. (“Union”), the Bank continues to service loans that Union sold to the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”), and has recorded the corresponding servicing rights. The Bank receives servicing fees of approximately 0.25% of the outstanding loan balances. As of December 31, 2016 and 2015, loans serviced for the benefit of others totaled $4,291 and $5,143, respectively. No loans were sold to the FHLB-Pgh for the years ended December 31, 2016 and 2015.

Loans, net:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of deferred fees or costs. Interest income is accrued on the principal amount outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment to yield using the effective interest method. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective interest method. Delinquency fees are recognized in income when chargeable, assuming collectability is reasonably assured.

Transfers of financial assets, which include loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (i) the assets have been isolated from the Company; (ii) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The loan portfolio is segmented into commercial and retail loans. Commercial loans consist of commercial and commercial real estate loans. Retail loans consist of residential real estate and other consumer loans.

The Company makes commercial loans for real estate development and other business purposes required by the customer base. The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversion of assets. Commercial real estate loans include long-term loans financing commercial properties. Repayment of these loans is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans typically require a loan to value of not greater than 80% and vary in terms. Commercial and commercial real estate loans generally have higher credit risk compared to residential mortgage loans and consumer loans, as they typically involve larger loan balances concentrated with single borrowers or groups of borrowers. In addition, the payment expectations on loans secured by income-producing properties typically depend on the successful operations of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual consolidated financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a cash flow analysis of the borrower and guarantor, when applicable, and considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios , the ratio of earnings before debt service to debt service, of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Residential mortgages, including home equity loans, are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Residential mortgages may have amortizations up to 30 years.

Consumer loans include installment loans, car loans, and overdraft lines of credit. The majority of these loans are secured. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state insolvency laws, may limit the amount that can be recovered on such loans.

Off-balance sheet financial instruments:

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, unused portions of lines of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded. Fees on commercial letters of credit and on unused available lines of credit are recorded as service charges, fees and commissions and are included in noninterest income when earned. The Company records an allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability.

Nonperforming assets:

Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans include nonaccrual loans, troubled debt restructured loans and accruing loans past due 90 days or more. Past due status is based on contractual terms of the loan. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to the principal balance. Interest earned that would have been recognized is credited to income over the remaining life of the loan using the effective yield method if the nonaccrual loan is returned to performing status. A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed according to the contractual terms for a minimum of six months.

Troubled debt restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition and a concession has been granted that the Company would not otherwise consider. Unless on nonaccrual, interest income on these loans is recognized when earned, using the interest method. The Company offers a variety of modifications to borrowers that would be considered concessions. The modification categories offered can generally fall within the following categories:

•	Rate Modification — A modification in which the interest rate is changed to a below market rate.

•	Term Modification — A modification in which the maturity date, timing of payments or frequency of payments is changed.

•	Interest Only Modification — A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification — A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification — Any other type of modification, including the use of multiple categories above.

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass — A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.

•	Special Mention — A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

•	Substandard — A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful — A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss — A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loans is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

Other real estate owned is comprised of properties acquired through foreclosure proceedings or in-substance foreclosures. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Other real estate owned is included in other assets and recorded at fair value less cost to sell at the time of acquisition, establishing a new cost basis. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded values of the properties prior to their disposal and costs to maintain the assets are included in other expenses. Any gain or loss realized upon disposal of other real estate owned is included in noninterest expense.

Allowance for loan losses:

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses account is maintained through a provision for loan losses charged to earnings. Loans, or portions of loans, determined to be confirmed losses are charged against the allowance account and subsequent recoveries, if any, are credited to the account. A loss is considered confirmed when information available at the financial statement date indicates the loan, or a portion thereof, is uncollectible. Nonaccrual, troubled debt restructured and loans deemed impaired at the time of acquisition are reviewed monthly to determine if carrying value reductions are warranted or if these classifications should be changed. Consumer loans are considered losses and charged-off when they are 120 days past due.

Management evaluates the adequacy of the allowance for loan losses account quarterly. This assessment is based on past charge-off experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. Regulators, in reviewing the loan portfolio as part of the scope of a regulatory examination, may require the Company to increase its allowance for loan losses or take other actions that would require the Company to increase its allowance for loan losses.

The allowance for loan losses is maintained at a level believed to be adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. The allowance for loan losses consists of an allocated element and an unallocated element. The allocated element consists of a specific allowance for impaired loans individually evaluated under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables,” and a formula portion for loss contingencies on those loans collectively evaluated under FASB ASC 450, “Contingencies.”

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Factors considered by management in determining impairment include payment status, ability to pay and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company recognizes interest income on impaired loans, including the recording of cash receipts, for nonaccrual, restructured loans or accruing loans depending on the status of the impaired loan. Loans considered impaired under FASB ASC 310 are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent, is less than the recorded investment in the loan, a specific allowance for the loan will be established.

The formula portion of the allowance for loan losses relates to large pools of smaller-balance homogeneous loans and those identified loans considered not individually impaired having similar characteristics as these loan pools. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using a loss migration method plus qualitative factors, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off to loans, net, for each of the major groups of loans evaluated and measured for impairment under FASB ASC 450. The historical loss factor for each pool is an average of the Company’s historical net charge-off ratio for the most recent rolling eight quarters. Management adjusts these historical loss factors by qualitative factors that represent a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

The unallocated element, if any, is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process. One such limitation is the imprecision of accurately estimating the impact current economic conditions will have on historical loss rates. Variations in the magnitude of impact may cause estimated credit losses associated with the current portfolio to differ from historical loss experience, resulting in an allowance that is higher or lower than the anticipated level. Management establishes the unallocated element of the allowance by considering a number of environmental risks similar to the ones used for determining the qualitative factors. Management continually monitors trends in historical and qualitative factors, including trends in the volume, composition and credit quality of the portfolio. The reasonableness of the unallocated element is evaluated through monitoring trends in its level to determine if changes from period to period are directionally consistent with changes in the loan portfolio.

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses as of December 31, 2016.

Premises and equipment, net:

Land is stated at cost. Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. The cost of routine maintenance and repairs is expensed as incurred. The cost of major replacements, renewals and betterments is capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in noninterest income. Depreciation and amortization are computed principally using the straight-line method based on the following estimated useful lives of the related assets, or in the case of leasehold improvements, to the expected terms of the leases, if shorter:

Premises and leasehold improvements	7 – 50 years
Leasehold improvements	10 – 30 years
Furniture, fixtures and equipment	3 – 10 years

Business combinations, goodwill and other intangible assets, net:

The Company accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the sum of the year’s digits over their estimated useful lives of up to ten years.

Loans that the Company acquires in connection with acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the non-accretable discount which the Company will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan. Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the non-accretable difference portion of the fair value adjustment.

The Company accounts for performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

Customer list intangibles are also included in intangible assets as a result of the purchase of the wealth management companies. These intangible are amortized as an expense over ten years using the sum of the years’ amortization method.

Goodwill and other intangible assets are tested for impairment annually or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the two-years ended December 31, 2016.

Restricted equity securities:

As a member of the FHLB-Pgh and Atlantic Community Bankers Bank (“ACBB”), the Company is required to purchase and hold stock in these entities to satisfy membership and borrowing requirements. This stock is restricted in that it can only be redeemed by these entities or to another member institution and all redemptions of stock must be at par. As a result of these restrictions, restricted equity stock is unlike other investment securities as there is no trading market in it and the transfer price is determined by the FHLB-Pgh and ACBB membership rules and not by market participants. The carrying value of restricted stock is included in other assets.

Bank owned life insurance:

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on certain of its directors and employees. The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets. Income from increases in cash surrender value of the policies is included in noninterest income.

Pension plans:

As a result of the consolidation with Union and the merger with Citizens, the Company assumed control over Union’s and Citizens’ noncontributory defined benefit pensions plans, which covered substantially all of the Union and Citizens employees, respectively. The liabilities and annual income or expense of these pension plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return, based on the market-related value of assets. The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices.

Statements of Cash Flows:

The Consolidated Statements of Cash Flows are presented using the indirect method. For purposes of cash flow, cash and cash equivalents include cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits in other banks and federal funds sold.

Fair value of financial instruments:

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

The following methods and assumptions were used by the Company to construct the summary table in Note 13 containing the fair values and related carrying amounts of financial instruments:

Cash and cash equivalents: The carrying values of cash and cash equivalents as reported on the balance sheet approximate fair value.

Investment securities available-for-sale: The fair values of marketable equity securities are based on quoted market prices from active exchange markets. The fair values of debt securities are based on pricing from a matrix pricing model.

Loans held for sale: The fair values of loans held for sale as reported on the balance sheet approximate fair value.

Net loans: For adjustable-rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. The fair values of other non-impaired loans are estimated using discounted cash flow analysis, using interest rates currently offered in the market for loans with similar terms to borrowers of similar credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral values, where applicable.

In conjunction with the merger, the loans purchased were recorded at their acquisition date fair value. In order to record the loans at fair value, management made three different types of fair value adjustments. A market rate adjustment was made to adjust for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan.

Accrued interest receivable: The carrying value of accrued interest receivable as reported on the balance sheet approximates fair value.

Restricted equity securities: The carrying values of restricted equity securities approximate fair value, due to the lack of marketability for these securities.

Deposits: The fair values of noninterest-bearing deposits and savings, NOW and money market accounts are the amounts payable on demand at the reporting date. The fair value estimates do not include the benefit that results from such low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The carrying values of adjustable-rate, fixed-term time deposits approximate their fair values at the reporting date. For fixed-rate time deposits, the present value of future cash flows is used to estimate fair values. The discount rates used are the current rates offered for time deposits with similar maturities.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at December 31, 2016 and December 31, 2015.

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2016 and 2015 was $248 and $129, respectively.

Income taxes:

The Company accounts for income taxes in accordance with the income tax accounting guidance set forth in FASB ASC 740, “Income Taxes”. ASC 740 sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2016.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2013.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at December 31, 2016 and 2015 are as follows:

December 31	2016	2015
Net unrealized gain (loss) on investment securities available-for-sale	$(2,513)	$699
Income tax expense (benefit)	(854)	238

Net of income taxes	(1,659)	461

Benefit plan adjustments	(815)	(862)
Income tax expense (benefit)	(277)	(293)

Net of income taxes	(538)	(569)

Accumulated other comprehensive loss	$(2,197)	$(108)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2016 and 2015 are as follows:

Year ended December 31	2016	2015
Unrealized gain (loss) on investment securities available-for-sale	$(2,728)	$(41)

Net (gain) loss on the sale of investment securities available-for-sale (1)	(484)	17

Benefit plans:
Amortization of actuarial loss (gain)(2)	45	7
Actuarial (loss) gain	2	(351)

Net change in benefit plan liabilities	47	(344)

Other comprehensive income (loss) gain before taxes	(3,165)	(368)
Income tax expense (benefit)	(1,076)	(125)

Other comprehensive income (loss)	$(2,089)	$(243)

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

(2)	Represents amounts reclassified out of accumulated comprehensive income and included in the computation of net periodic pension expense. Refer to Note 14 included in these consolidated financial statements.

Earnings per share:

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The following table provides reconciliation between the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2016 and 2015:

	Year ended December 31
	Income Numerator	Common Shares Denominator	EPS
2016:
Basic	$3,067	3,219,339	$0.95
Dilutive effect of potential common stock options		22,530

Diluted	$3,067	3,241,869	$0.95

2015:
Basic	$(754)	2,710,558	$(0.28)
Dilutive effect of potential common stock options		8,510

Diluted	$(754)	2,719,068	$(0.28)

Stock-based compensation:

The Company recognizes all share-based payments to employees in the consolidated statement of operations based on their grant date fair values. The fair value of such equity instruments is recognized as an expense in the historical consolidated financial statements as services are performed. The Company uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company typically grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period.

Correction of an immaterial error in previously issued financial statements:

In connection with the 2016 year-end audit process, the Company identified an error related to how the historical activity and ending balances of its common stock and capital surplus had been reflected on the consolidated balance sheets and consolidated statements of changes in stockholders’ equity from a change in the par value of its common stock and acquisition made in a previous year. Accordingly, on November 1, 2013, Riverview Financial Corporation and Union Bancorp, Inc. consolidated to form a new Pennsylvania corporation under the name of Riverview Financial Corporation (“Riverview”). The common stock of newly formed Riverview was issued with no par or stated value, thereby replacing the $0.50 par value common stock of the previously existing holding company. The nature of the error resulted from recording all of the amounts for the issuance of shares, with the exception of those related to stock based compensation, as capital surplus rather than common stock since November 1, 2013.

The Company assessed the materiality of these errors for each period presented in accordance with the guidance in FASB ASC Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality”, and determined that the errors were immaterial to the consolidated financial statements taken as a whole. Management corrected the errors in the applicable prior periods and revised its consolidated statements of changes in stockholders’ equity, as well as related footnotes as of and for the year ended December 31, 2016 with the cumulative effect of the adjustments on years prior to 2015 as a correction to common stock and capital surplus balances as of December 31, 2014, the beginning of the Company’s 2015 reporting year. The amount of the reclassifications from capital surplus to common stock totaled $53, $6,551, and $371 for each of the three years ended December 31, 2016 and did not have any impact on total stockholders’ equity or regulatory capital ratios for any of the periods presented. The Company will reflect these corrections in all future filings that contain such consolidated financial statements.

Recent accounting standards:

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis”, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. The amendments in the standard affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. We adopted the amendments in this ASU effective January 1, 2016. The adoption of ASU No. 2015-02 did not have a material impact on our consolidated financial statements.

In June 2015, FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance were adopted effective January 1, 2016. The adoption of these amendments did not have a material effect on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The new guidance requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date reflecting the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 was effective for us on January 1, 2016 and did not have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting”. The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

In June 2016, the FASB ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We have dedicated staff and resources in place evaluating the Company’s options including evaluating the appropriate model options and collecting and reviewing loan data for use in these models. The Company is currently still assessing the impact that this new guidance will have on its consolidated financial statements.

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

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. ASU 2016-20 updates the new revenue standard by clarifying issues that have arisen from ASU 2014-09, but does not change the core principle of the new standard. The issues addressed in this ASU include: (i) Loan guarantee fees; (ii) Impairment testing of contract costs; (iii) Interaction of impairment testing with guidance in other topics; (iv) Provisions for losses on construction-type and production-type contracts; (v) Scope of Topic 606; (vi) Disclosure of remaining performance obligations; (vii) Disclosure of prior-period performance obligations; (viii) Contract modifications; (ix) Contract asset vs. receivable; (x) Refund liability; (xi) Advertising costs; (xii) Fixed-odds wagering contracts in the casino industry; and (xiii) Cost capitalization for advisors to private funds and public funds. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2016-20 and 2014-09 could require us to change how we recognize certain revenue streams within non-interest income, however, we do not expect these changes to have a significant impact on our financial statements. We continue to evaluate the impact of ASU 2016-20 and 2014-09 on our Company and expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” The ASU adds an SEC paragraph to ASUs 2014-09, 2016-02 and 2016-13 which specifies the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate disclosure about the potential material effects of those ASUs on the financial statements when adopted. The guidance also specifies the SEC staff view on financial statement disclosures when the company does not know or cannot reasonably estimate the impact that adoption of the ASUs will have on the financial statements. The ASU also conforms to SEC guidance on accounting for tax benefits resulting from investments in affordable housing projects to the guidance in ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update are effective upon issuance. The guidance did not have a significant impact on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The ASU clarifies the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

2. Merger accounting:

Riverview and Citizens entered into an Agreement and Plan of Merger, dated October 30, 2014, pursuant to which Citizens merged with and into Riverview Bank, with Riverview Bank surviving, effective December 31, 2015.

In the Merger, each share of Citizens common stock that was outstanding was converted into either $38.46 in cash or 2.9586 shares of Riverview common stock, at the election of each Citizens shareholder, subject to proration in order to ensure that no more than 20% of the outstanding Citizens shares are converted into cash consideration. In accordance with the Merger Agreement, the Company issued a total of 492,178 shares.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the effective date of the consolidation. This transaction was accounted for using the purchase method of accounting in accordance with ASC No. 805, “Business Combinations”. Accordingly the purchase price was allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values as of the effective date of the consolidation.

Acquired on December 31, 2015
Assets:
Cash and cash equivalents	$6,190
Investment securities	18,285
Net loans	57,862
Bank premises and equipment	527
Other assets (including goodwill of $2,460)	8,738

Total assets	$91,602

Liabilities:
Noninterest-bearing deposits	$9,765
Interest-bearing deposits	64,641
FHLB-Pgh borrowings	8,575
Other liabilities	519

Total liabilities	83,500

Net assets acquired	$8,102

The excess of purchase price over the fair value of net assets acquired is recorded as goodwill.

The following table provides the calculation of the goodwill:

Purchase Price:
Purchase Price Consideration in Common Stock
Citizens shares outstanding to be exchanged	166,400
Exchange ratio	2.9586

Riverview shares of common stock issued	492,178
Fair market value of Riverview common share	$13.20
Purchase price assigned to shares exchanged for stock		$6,497
Citizens common shares converted to cash	41,600
Per share value assigned to Citizens shares converted to cash consideration	$38.46

Purchase price assigned to each Citizens common share exchanged for cash		1,605

Total Purchase Price		$8,102
Net Assets Acquired:
Citizens common shareholders’ equity	$6,297
Increase (decrease) to reflect assets acquired at fair value:
Investments	(22)
Loans:
Impaired loan credit mark	(165)
Non-impaired loan credit mark and yield adjustment	(159)
Deferred fees/costs	(366)
Allowance for loan losses	568
Core deposit intangible	389
Premises and equipment	(411)
Deferred tax assets	295
Decrease to reflect liabilities acquired at fair value:
Time deposits	(784)

		5,642

Goodwill resulting from the merger		$2,460

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

The following presents the unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2015 as though Citizens merged with Riverview Bank on January 1, 2015. The information is for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies if they actually completed the merger at the beginning of the period presented, nor does it indicate future results for any other interim or full year period. The proforma earnings per share were calculated using the Company’s actual weighted average shares outstanding for the period presented.

2015
Total revenues, net of interest expense	$19,382

Net income (loss)	$(895)

Basic and dilutive earnings per share	$(0.28)

The pro forma net income amount for the year ended 2015, includes pre-tax expenses of $448 associated with the merger. Net loss of Citizens that is included in the pro forma consolidated net income (loss) is $(141) for the year ended December 31, 2015.

3. Cash and due from banks:

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2016 and 2015 was $10,198 and $9,324, respectively. In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services. The Bank maintains balances with correspondent banks that may exceed federal insured limits, which management considers to be a normal business risk.

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at December 31, 2016 and 2015 are summarized as follows:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,088		$67	$5,021
State and municipals:
Taxable	44,045	$234	1,885	42,394
Tax-exempt	5,748	3	77	5, 674
Mortgage-backed securities:
U.S. Government agencies	1,905		15	1,890
U.S. Government-sponsored enterprises	9,115	28	247	8,896
Corporate debt obligations	9,542		492	9,050
Equity securities, financial services	183	5		188

Total	$75,626	$270	$2,783	$73,113

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$103			$103
U.S. Government-sponsored enterprises	4,708	$29		4,737
State and municipals:
Taxable	15,367	314	$9	15,672
Tax-exempt	18,830	273	5	19,098
Mortgage-backed securities:
U.S. Government agencies	277			277
U.S. Government-sponsored enterprises	27,406	151	38	27,519
Corporate debt obligations	7,990	17	62	7,945
Equity securities, financial services	470	31	2	499

Total	$75,151	$815	$116	$75,850

The Company had a net unrealized loss of $1,659, net of deferred income taxes of $854 at December 31, 2016, and a net realized gain of $461, net of deferred income taxes of $238 at December 31, 2015. Proceeds from the sale of investment securities available-for-sale amounted to $38,380 in 2016. Gross gains of $524 and gross losses of $40 were realized from the sale of securities in 2016. The income tax provision applicable to net realized gains amounted to $165 in 2016. The Company did not sell any securities during 2015. However, gross gains of $29 and gross losses of $46 were realized in 2015 as a result of called securities. The income tax benefit applicable to net realized losses amounted to $6 in 2015.

The maturity distribution of the fair value, which is the net carrying amount of the debt securities classified as available-for-sale at December 31, 2016, is summarized as follows:

December 31, 2016	Fair Value
Within one year	$230
After one but within five years	7,650
After five but within ten years	9,091
After ten years	45,168

62,139
Mortgage-backed securities	10,786

Total	$72,925

Securities with a carrying value of $47,576 and $53,039 at December 31, 2016 and 2015, respectively, were pledged to secure public deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2016 and December 31, 2015, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at December 31, 2016 and 2015, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S Treasury securities	$5,021	$67			$5,021	$67
State and municipals:
Taxable	30,895	1,876	$282	$9	31,177	1,885
Tax-exempt	3,998	77			3,998	77
Mortgage-backed securities:
U.S. Government agencies	1,891	15			1,891	15
U.S. Government-sponsored enterprises	7,412	247			7,412	247
Corporate debt obligations	9,050	492			9,050	492

Total	$58,267	$2,774	$282	$9	$58,549	$2,783

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable			$284	$9	$284	$9
Tax-exempt			368	5	368	5
Mortgage-backed securities:
U.S. Government agencies
U.S. Government-sponsored enterprises	$10,238	$38			10,238	38
Corporate debt obligations	3,937	62			3,937	62
Equity securities, financial services	164	2			164	2

Total	$14,339	$102	$652	$14	$14,991	$116

The Company had 80 investment securities, consisting of 49 taxable state and municipal obligations, seven tax-exempt municipal obligations, three U. S. Treasury bonds, four corporate obligations and 17 mortgage-backed securities that were in unrealized loss positions at December 31, 2016. Of these securities, one taxable state and municipal obligation was in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider any of the unrealized losses to be OTTI at December 31, 2016.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2016 and 2015 are summarized as follows. Net deferred loan costs were $1,077 and $764 at December 31, 2016 and 2015, respectively.

December 31	2016	2015
Commercial	$51,166	$46,076
Real estate:
Construction	8,605	18,599
Commercial	212,550	205,500
Residential	130,874	135,106
Consumer	6,148	4,564

Total	$409,343	$409,845

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $8,778 and $9,878 at December 31, 2016 and 2015, respectively. Advances and repayments during 2016, totaled $2,240 and $3,340, respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured or considered a potential credit risk at December 31, 2016 and 2015.

At December 31, 2016, the majority of the Company’s loans were at least partially secured by real estate located in Central and Southwestern Pennsylvania. Therefore, a primary concentration of credit risk is directly related to the real estate market in these areas. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the years ended December 31, 2016 and 2015 are summarized as follows:

		Real Estate
December 31, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$1,298	$202	$2,227	$613	$25		$4,365
Charge-offs	(767)	(249)	(65)	(68)	(25)		(1,174)
Recoveries	70			7	11		88
Provisions	28	207	(52)	237	33		453

Ending balance	$629	$160	$2,110	$789	$44		$3,732

		Real Estate
December 31, 2015	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2015	$330	$115	$2,462	$805	$15	$65	$3,792
Charge-offs	(650)		(187)	(60)	(35)		(932)
Recoveries	8		19		6		33
Provisions	1,610	87	(67)	(132)	39	(65)	1,472

Ending balance	$1,298	$202	$2,227	$613	$25		$4,365

The allocation of the allowance for loan losses and the related loans by major classifications of loans at December 31, 2016 and December 31, 2015 is summarized as follows:

		Real Estate
December 31, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$629	$160	$2,110	$789	$44		$3,732

Ending balance: individually evaluated for impairment	8		140				148

Ending balance: collectively evaluated for impairment	$621	$160	$1,970	$789	$44		$3,584

Loans receivable:
Ending balance	$51,166	$8,605	$212,550	$130,874	$6,148		$409,343

Ending balance: individually evaluated for impairment	966		3,924	2,515			7,405

Ending balance: collectively evaluated for impairment	$50,200	$8,605	$208,626	$128,359	$6,148		$401,938

		Real Estate
December 31, 2015	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$1,298	$202	$2,227	$613	$25		$4,365

Ending balance: individually evaluated for impairment	700		8	7			715

Ending balance: collectively evaluated for impairment	$598	$202	$2,219	$606	$25		$3,650

Loans receivable:
Ending balance	$46,076	$18,599	$205,500	$135,106	$4,564		$409,845

Ending balance: individually evaluated for impairment	1,787		4,714	3,047			9,548

Ending balance: collectively evaluated for impairment	$44,289	$18,599	$200,786	$132,059	$4,564		$400,297

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2016 and 2015:

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$47,765	$1,604	$1,797	$	$51,166
Real estate:
Construction	8,605				8,605
Commercial	200,636	8,063	3,851		212,550
Residential	129,320	28	1,526		130,874
Consumer	6,148				6,148

Total	$392,474	$9,695	$7,174	$	$409,343

December 31, 2015:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$43,377	$443	$2,256	$	$46,076
Real estate:
Construction	18,349		250		18,599
Commercial	194,400	5,069	6,031		205,500
Residential	131,093	192	3,821		135,106
Consumer	4,564				4,564

Total	$391,783	$5,704	$12,358	$	$409,845

Information concerning nonaccrual loans by major classification at December 31, 2016 and 2015 is summarized as follows:

December 31,	2016	2015
Commercial	$356	$1,143
Real estate:
Construction
Commercial	359	1,118
Residential	671	921
Consumer

Total	$1,386	$3,182

The major classifications of loans by past due status at December 31, 2016 and 2015 are summarized as follows:

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due		Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$580	$		$214	$794	$50,372	$51,166	$
Real estate:
Construction	22				22	8,583	8,605
Commercial	784		97	11	892	211,658	212.550
Residential	905		256	592	1,753	129,121	130,874		357
Consumer	6			2	8	6,140	6,148		2

Total	$2,297		$353	$819	$3,469	$405,874	$409,343		$359

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due		Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$34	$		$1,007	$1,041	$45,035	$46,076
Real estate:
Construction			250		250	18,349	18,599
Commercial	303		447	559	1,309	204,191	205,500
Residential	1,209		1,437	631	3,277	131,829	135,106	$89
Consumer	10			1	11	4,553	4,564

Total	$1,556		$2,134	$2,198	$5,888	$403,957	$409,845	$89

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2016 and 2015, by major loan classification:

					For the Year Ended
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$225	$225	$		$225	$
Real estate:
Construction
Commercial	3,094	3,094			3,168		147
Residential	2,515	2,652			2,747		130
Consumer

Total	5,834	5,971			6,140		277

With an allowance recorded:
Commercial	741	741		8	761		30
Real estate:
Construction
Commercial	830	830		140	840
Residential
Consumer

Total	1,571	1,571		148	1,601		30

Commercial	966	966		8	986		30
Real estate:
Construction
Commercial	3,924	3,924		140	4,008		147
Residential	2,515	2,652			2,747		130
Consumer

Total	$7,405	$7,542		$148	$7,741		$307

					For the Year Ended
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$994	$994	$		$1,018	$28
Real estate:
Construction
Commercial	4,504	4,504			4,069	207
Residential	2,926	3,044			2,770	133
Consumer

Total	8,424	8,542			7,857	368

With an allowance recorded:
Commercial	793	1,193		700	663	21
Real estate:
Construction
Commercial	210	348		8	198	4
Residential	121	121		7	123	5
Consumer

Total	1,124	1,662		715	984	30

Commercial	1,787	2,187		700	1,681	49
Real estate:
Construction
Commercial	4,714	4,852		8	4,267	211
Residential	3,047	3,165		7	2,893	138
Consumer

Total	$9,548	$10,204		$715	$8,841	$398

For the years ended December 31, interest income, related to impaired loans, would have been $88 in 2016 and $159 in 2015 had the loans been current and the terms of the loans not been modified.

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $6,208 at December 31, 2016 and $7,083 at December 31, 2015.

The following tables present the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the years ended December 31, 2016 and 2015, as well as the number and recorded investment in these loans that subsequently defaulted. Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

December 31, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate:
Non-owner occupied	1	$459	$555
Residential real estate	1	119	85

December 31, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate:
Non-owner occupied	1	$147	$147
Residential real estate	3	483	483
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial real estate:
Owner occupied	1	$147
Residential real estate	1	10

There were two loans modified as troubled debt restructurings for the year ended December 31, 2016. As of December 31, 2016, there were 24 restructured loans totaling $6,208 with 18 separate and unrelated borrowers who were experiencing financial difficulties. These loans were comprised of two commercial loans totaling $741, nine commercial real estate loans totaling $3,424 and 13 residential real estate loans totaling $2,044. The modifications on these loans included reductions in interest rates, extensions of maturity dates, lengthening of amortization schedules and provisions for interest only payments. These restructurings result in the collection of principal over a longer period than would have been received under the original contractual terms. At December 31, 2015, there were 32 restructured loans totaling $7,083 with 26 separate and unrelated borrowers.

During 2016, there were no defaults on loans restructured. During 2015, there were two defaults on loans restructured. These loans were comprised of one residential real estate loan in the amount of $10 and one owner occupied commercial real estate loan in the amount of $147. Each of these loans defaulted as they were both more than 30 days past due as of December 31, 2015. The effect of these defaults on the allowance for loan losses was negligible as both loans were well secured and the delinquency was subsequently cured.

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

The following is a summary of the loans acquired in the Union merger as of November 1, 2013, the date of the consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Union
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

The unpaid principal balances and the related carrying amount of Union acquired loans as of December 31, 2016 and 2015 were as follows:

December 31	2016	2015
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$793	$1,478
Carrying Amount	463	668
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	38,901	49,762
Carrying Amount	38,077	47,723
Total Purchased Loans
Outstanding balance	39,694	51,240
Carrying Amount	$38,540	$48,391

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Year Ended December 31
	2016	2015
Balance – beginning of period	$307	$310
Accretion recognized during the period	(532)	(134)
Net reclassification from non-accretable to accretable	389	131

Balance – end of period	$164	$307

The following is a summary of the loans acquired in the Citizens’ merger as of December 31, 2015, the effective date of the merger:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Citizens
Contractually required principal and interest at acquisition	$894	$81,780	$82,674
Contractual cash flows not expected to be collected	(237)	(13,517)	(13,754)

Expected cash flows at acquisition	657	68,263	68,920
Interest component of expected cash flows	(217)	(10,841)	(11,058)

Basis in acquired loans at acquisition – estimated fair value	$440	$57,422	$57,862

The unpaid principal balances and the related carrying amount of Citizens acquired loans as of December 31, 2016 and 2015 were as follows:

December 31	2016	2015
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$608	$608
Carrying Amount	424	440
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	45,842	57,581
Carrying Amount	45,593	57,422
Total Purchased Loans
Outstanding balance	46,450	58,189
Carrying Amount	$46,017	$57,862

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Year Ended December 31
	2016	2015
Balance – beginning of period	$217
Additions		$217
Accretion recognized during the period	(26)
Net reclassification from non-accretable to accretable	$15

Balance – end of period	$206	$217

6. Off-balance sheet financial instruments:

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The allowance was $81 and $43 at December 31, 2016 and 2015, respectively.

The contractual amounts of off-balance sheet commitments at December 31, 2016 and 2015 are summarized as follows:

December 31,	2016	2015
Commitments to extend credit	$26,042	$19,602
Unused portions of lines of credit	28,516	26,479
Standby letters of credit	3,917	3,316

	$58,475	$49,397

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Unused portions of lines of credit, including home equity and overdraft protection agreements, are commitments for possible future extensions of credit to existing customers. Unused portions of home equity lines are collateralized and generally have fixed expiration dates. Overdraft protection agreements are uncollateralized and usually do not carry specific maturity dates. Unused portions of lines of credit ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2016 and 2015.

7. Premises and equipment, net:

Premises and equipment at December 31, 2016 and 2015 are summarized as follows:

December 31	2016	2015
Land	$2,360	$2,360
Premises and leasehold improvements	11,337	11,150
Furniture, fixtures and equipment	3,913	3,485

	17,610	16,995
Less: accumulated depreciation	5,409	4,622

	$12,201	$12,373

Depreciation and amortization included to noninterest expense amounted to $787 and $1,038 in 2016 and 2015, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2016, pertaining to banking premises and equipment, future minimum annual rent commitments under various operating leases are summarized as follows:

2017	$388
2018	363
2019	318
2020	320
2021	293
Thereafter	782

$2,464

The leases contain options to extend for periods from one to ten years. The cost of such options is not included in the annual rental commitments. Rent expense for the years ended December 31, 2016 and 2015 amounted to $287 and $547, respectively.

8. Intangible assets, net:

The gross carrying amount and accumulated amortization related to intangible assets at December 31, 2016 and 2015 are presented below:

	2016		2015
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles-HNB	$173	$173	$173	$161
Core deposit intangibles-Union	1,264	559	1,264	400
Core deposit intangibles-Citizens	389	71	389
Customer list intangible	667	305	463	227
Non-compete intangible	39	19
Mortgage servicing rights			57	57

Total intangible assets	$2,532	$1,127	$2,346	$845

Amortization expense for intangible assets totaled $340 and $259 for the years ended 2016 and 2015, respectively.

Riverview estimates the amortization expense for the core deposit and customer list intangibles as follows:

2017	$313
2018	256
2019	223
2020	186
2021	152
Thereafter	275

$1,405

9. Other assets:

The components of other assets at December 31, 2016 and 2015 are summarized as follows:

December 31	2016	2015
Other real estate owned	$625	$885
Bank owned life insurance	11,857	11,764
Restricted equity securities	1,845	2,300
Deferred tax assets	7,402	7,444
Other assets	2,083	1,719

Total	$23,812	$24,112

10. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2016 and 2015 are summarized as follows:

December 31	2016	2015
Interest-bearing deposits:
Money market accounts	$50,593	$40,378
Now accounts	128,058	131,564
Savings accounts	79,011	69,526
Time deposits	120,966	136,768

Total interest-bearing deposits	378,628	378,236
Noninterest-bearing deposits	73,932	70,106

Total deposits	$452,560	$448,342

The aggregate amount of time deposits that met or exceeded the FDIC insurance limit of $250 was $8,952 at December 31, 2016 and $7,566 at December 31, 2015.

The aggregate amounts of maturities for all time deposits at December 31, 2016, are summarized as follows:

2017	$65,916
2018	28,570
2019	8,195
2020	9,003
2021	8,654
Thereafter	628

$120,966

The aggregate amount of deposits reclassified as loans was $15 at December 31, 2016, and $7 at December 31, 2015. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2016 and 2015, no deposits were received on terms other than those available in the normal course of business.

11. Short-term borrowings:

Short-term borrowings consisting of FHLB-Pgh and ACBB generally represent overnight or less than 30-day borrowings at December 31, 2016 and 2015 are summarized as follows:

	At and for the year ended December 31, 2016
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB-Pgh Open Repo Plus advances	$31,500	$13,595	$31,500	0.59%	0.74%
ACBB advances		468		0.85%

Total	$31,500	$14,063	$31,500	0.60%	0.74%

	At and for the year ended December 31, 2015
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB-Pgh Open Repo Plus advances	$42,575	$22,557	$46,854	0.35%	0.43%
ACBB advances		537		0.56%

Total	$42,575	$23,094	$46,854	0.35%	0.43%

The Bank has an agreement with the FHLB-Pgh which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2016, the Bank’s maximum borrowing capacity was $211,907 of which $36,500 was outstanding in borrowings. Advances with the FHLB-Pgh are secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB-Pgh advances based on rates of the FHLB-Pgh discount notes. This rate resets each day.

The Bank also has an unsecured line of credit agreement with ACBB, where the line amount was $7,500 at December 31, 2016 and 2015. There were no amounts outstanding on this line of credit at December 31, 2016 and 2015. Interest on this borrowing accrues daily based on the daily federal funds rate.

12. Long-term debt:

Long-term debt consisting of the following advances at December 31, 2016 and 2015 are as follows:

			Interest Rate
Lending Institution	Loan Type	Due	Fixed	Adjustable	2016	2015
FHLB-Pgh	Mid-term repo	July 12, 2017	0.85%		$5,000	$5,000

ACNB Bank	$2 million secured term loan	March 3, 2031		4.25%	1,922
		March 3, 2031	3.25%			2,000

ACNB Bank	$5 million secured line of credit	March 3, 2031		4.25%	335
		March 3, 2031	3.99%			350

		March 3, 2031		4.25%	1,916
		March 3, 2031	3.99%			2,000

		April 3, 2031		4.25%	1,981

					$11,154	$9,350

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2016 are as follows:

2017	$5,580
2018	580
2019	580
2020	580
2021	580
Thereafter	3,254

$11,154

The $2,000 secured term loan agreement with ACNB Bank due March 31, 2031, was fixed at 3.25% until March 3, 2016, and thereafter, adjusted every three years and indexed to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, plus 3%, with a floor of 4.25%. Interest is payable monthly for a period of 18 months until March 3, 2016, and thereafter, 180 monthly payments of principal and interest in an amount sufficient to fully amortize the balance of the loan over 15 years.

The $5,000 secured guidance line of credit with ACNB Bank consists of three separate draws of $350, $2,000, and $2,050. The aggregate outstanding balance of the line was $4,232 at December 31, 2016 and $2,350 at December 31, 2015. The maximum term of the facility is 42 months consisting of a non-revolving draw period followed by a principal repayment term. The interest was fixed at 3.99% until January 11, 2016. Thereafter, the interest rate will be adjusted every three years and indexed to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, plus 3%, rounded up to the nearest 0.125%, with a floor of 4.50% until July 11, 2016, and then a floor of 4.25% thereafter. Each advance under the loan will require monthly interest only payments until January 11, 2016. Thereafter, each advance shall require 180 monthly payments of principal including interest in an amount sufficient to fully amortize the balance of the loan over the term of the loan.

Both the term loan and the guidance line of credit with ACNB Bank are subject to prepayment penalties equal to 2% of the amount prepaid if prepaid by a third party. If at any time either of these borrowing facilities is in default, all loans outstanding with ACNB Bank will be considered in default and all outstanding amounts will be immediately due and payable in full.

13. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 are summarized as follows:

	Fair Value Measurement Using
December 31, 2016	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,021		$5,021
State and Municipals:
Taxable	42,394		42,394
Tax-exempt	5,674		5,674
Mortgage-backed securities:
U.S. Government agencies	1,890		1,890
U.S. Government-sponsored enterprises	8,896		8,896
Corporate debt obligations	9,050		9,050
Equity securities, financial services	188	$188

Total	$73,113	$188	$72,925

	Fair Value Measurement Using
December 31, 2015	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale:
U.S. Treasury securities	$103		$103
U.S. Government-sponsored enterprise	4,737		4,737
State and municipals:
Taxable	15,672		15,672
Tax-exempt	19,098		19,098
Mortgage-backed securities:
U.S. Government agencies	277		277
U.S. Government-sponsored enterprises	27,519		27,519
Corporate debt obligations	7,945		7,945
Equity securities, financial services	499	$499

Total	$75,850	$499	$75,351

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016 and 2015 are summarized as follows:

	Fair Value Measurement Using
December 31, 2016	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Loans held for sale	$652		$652
Other real estate owned	625			$625
Impaired loans, net of related allowance	1,424			1,424

Total	$2,701		$652	$2,049

	Fair Value Measurement Using
December 31, 2015	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Loans held for sale	$1,094		$1,094
Other real estate owned	885			$885
Impaired loans, net of related allowance	409			409

Total	$2,388		$1,094	$1,294

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Other real estate owned	$625	Appraisal of collateral	Appraisal adjustments	22.0% to 82.0% (45.0)%
			Liquidation expenses	3.0% to 6.0% (5.0)%
Impaired loans	$1,424	Discounted cash flow	Discount rate adjustments	3.75% to 5.50% (4.3)%
			Liquidation expenses	3.0% to 7.0% (4.5)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2015	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Other real estate owned	$885	Appraisal of collateral	Appraisal adjustments	7.0% to 76.0% (41.0)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Impaired loans	$409	Appraisal of collateral	Appraisal adjustments	88.0% to 90.0% (89.0)%
			Liquidation expenses	3.0% to 6.0% (4.5)%

Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 Inputs which are not identifiable.

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The carrying and fair values of the Company’s financial instruments at December 31, 2016 and 2015 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
December 31, 2016	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,120	$19,120	$19,120
Investment securities available-for-sale	73,113	73,113	188	$72,925
Loans held for sale	652	652		652
Net loans	405,611	407,561			$407,561
Accrued interest receivable	1,726	1,726		1,726
Restricted equity securities	1,845	1,845	1,845
Financial liabilities:
Deposits	$452,560	$438,744		$438,744
Short-term borrowings	31,500	31,500		31,500
Long-term borrowings	11,154	11,148		11,148
Accrued interest payable	192	192		192

		Fair Value Hierarchy
December 31, 2015	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$22,688	$22,688	$22,688
Investment securities available-for-sale	75,850	75,850	499	$75,351
Loans held for sale	1,094	1,094		1,094
Net loans	405,480	411,521			$411,521
Accrued interest receivable	1,594	1,594		1,594
Restricted equity securities	2,300	2,300	2,300
Financial liabilities:
Deposits	$448,342	$441,413		$441,413
Short-term borrowings	42,275	42,275		42,275
Long-term borrowings	9,350	9,343		9,343
Accrued interest payable	236	236		236

Note 14. Employee Benefit Plans:

Defined Contribution Plan:

The Bank maintains a contributory 401(k) retirement plan for all eligible employees. Currently, the Bank’s policy is to match 100% of the employee’s voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation. Additionally, the Bank may make discretionary contributions to the plan after considering current profits and business conditions. The amount charged to expense in 2016 and 2015 totaled $208 and $258, respectively. Of these amounts, no discretionary contributions were made in 2016 as compared with a discretionary contribution of $92 made in 2015.

Director Emeritus Plan:

Effective November 2, 2011, a Director Emeritus Agreement (the “Agreement”) was entered into by and between the Company, the Bank and the Directors. In order to promote orderly succession of the Company’s and Bank’s Board of

Directors, the Agreement defines the benefits the Company is willing to provide upon the termination of service to those individuals who were Directors of the Company and Bank as of December 31, 2011, where the Company will pay the Director $15 per year for services performed as a Director Emeritus, which may be increased at the sole discretion of the Board of Directors. The benefit is paid over five years, in 12 monthly installments to a Director:

•	upon termination of service as a Director on or after the age of 65, provided the Director agrees to provide certain ongoing services for Riverview;

•	upon termination of service as a Director due to a disability prior to age 65;

•	upon a change of control; or

•	upon the death of a Director after electing to be a Director Emeritus.

Expenses recorded under the terms of this agreement were $26 and $36 for the years ended December 31, 2016 and 2015, respectively.

Deferred Compensation Agreements:

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

The accrued benefit obligations for all the plans total $2,189 at December 31, 2016 and $1,941 at December 31, 2015 and are included in other liabilities. Expenses relating to these plans totaled $174 and $176 in the years ended December 31, 2016 and 2015, respectively.

Stock Option Plan:

The Company has a nonqualified stock option plan to advance the development, growth and financial condition of the Company. This plan provides incentives through participation in the appreciation of its common stock in order to secure, retain and motivate directors, officers and key employees and align such person’s interests with those of its shareholders. A total of 350,000 shares are authorized under the stock option plan.

The vesting schedule for all option grants is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date of all options is ten years following the grant date. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. As of December 31, 2016, there were 159,500 option grants fully vested and exercisable. No options were granted or exercised during 2016.

A summary of the status of the stock option plan as of December 31, 2016 and 2015 is as follows:

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2016	165,250	$10.58	173,250	$10.38	338,500	$10.48
Granted	—	—	—	—	—	—
Forfeited	(5,750)	10.60	(11,671)	10.47	(17,421)	10.51
Exercised	—	—	—	—	—	—

Outstanding – December 31, 2016	159,500	$10.58	161,579	$10.37	321,079	$10.47

Options exercisable at year end	159,500	—	—	—	159,500	—
Weighted average fair value of options per share granted during the year	—	—	$—	—	$—	—
Remaining contractual life	3.0 years		8.1 years		5.6 years

	Vested Shares	Weighted Average Exercise Price Per Share	Non-vested Shares	Weighted Average Exercise Price Per Share	Total Shares	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2015	174,250	$10.58	147,950	$9.93	322,200	$10.29
Granted	—	—	25,300	12.97	25,300	12.93
Forfeited	(8,250)	—	—	—	(8,250)	10.52
Exercised	(750)	$10.60	—	—	(750)	10.60

Outstanding – December 31, 2015	165,250	$10.58	173,250	$10.38	338,500	$10.48

Options exercisable at year end	165,250	—	—	—	165,250	—
Weighted average fair value of options per share granted during the year	—	—	$2.79	—	$2.79	—
Remaining contractual life	2.2 years		8.5 years		6.1 years

The fair value of each option granted during 2015 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2015 Option Grants
	September	November
Number of options	2,500	22,800
Fair value per share	$2.55	$2.82
Dividend yield	4.53%	4.25%
Expected life	8.5 years	8.5 years
Expected volatility	33.64%	32.79%
Risk-free interest rate	1.75%	2.04%

Information pertaining to options outstanding at December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$9.75 - $13.05	321,079	5.6 years	$10.47	159,500	$10.58	3.0 years

There was intrinsic value associated with the 298,079 options outstanding at December 31, 2016, where the market value of the stock as of the close of business at year end was $11.60 per share as compared with the option exercise price of $10.60 for 147,000 options, $10.35 for 12,500 options, $9.75 for 34,579 options and $10.00 for 104,000 options.

There was intrinsic value associated with the 338,500 options outstanding at December 31, 2015, where the market value of the stock as of the close of business at year end was $13.20 per share as compared with the option exercise price of $10.60 for 158,500 options, $10.35 for 6,750 options, $9.75 for 40,750 options, $10.00 for 107,200 options, $12.25 for 2,500 options and $13.05 for 22,800 options.

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company is amortizing compensation expense over the vesting period, or seven years. The Company recognized $40 and $32 of compensation expense for stock options in the years ended December 31, 2016 and 2015. As of December 31, 2016, the Company had $193 of unrecognized compensation expense associated with the stock options.

Employee Stock Purchase Plan:

The Company has an Employee Stock Purchase Plan (“ESPP”), whereby employees may purchase up to 170,000 shares of common stock of the Company, up to a 15% discount. On April 15, 2015, the Company filed a Registration Statement on Form S-8, to register 75,000 shares of common stock that the Company may issue to the ESPP. Common shares acquired through the ESPP totaled 8,725 shares in 2016 and 5,212 shares in 2015.

Defined Benefit Pension Plan:

As a result of the consolidation with Union, the Company took over Union’s noncontributory defined benefit pension plan, which substantially covered all Union employees. The plan benefits were based on average salary and years of service. Union elected to freeze all benefits earned under the plan effective January 1, 2007.

The Company also assumed responsibility of Citizens’ noncontributory defined benefit pension plan effective as of the December 31, 2015 merger date. The plan substantially covered all Citizens employees and the plan benefits were based on average salary and years of service. Citizens elected to freeze all benefits earned under the plan effective January 1, 2013.

The Company accounts for the defined benefit pension plan in accordance with FASB ASC Topic 715, “Compensation-Retirement Plans”. This guidance requires the Company to recognize the funded status, which is the difference between the fair value of the plan assets and the projected benefit obligation of the benefit plan.

The following table presents the plans’ funded status and the amounts recognized in the Company’s consolidated financial statements for 2016 and 2015. The measurement date, for purposes of these valuations, was December 31, 2016 and 2015.

	Union		Citizens
	2016	2015	2016	2015
Obligations and funded status:
Change in benefit obligations:
Benefit obligation beginning January 1,	$4,298	$4,292	$3,951
Interest cost	183	155	165
Benefits paid	(272)	(253)	(260)
Change in actuarial assumption		92
Experience gain at 1/1/2015	74	12	(137)

Benefit obligation at end of year	4,283	4,298	3,719	3,951
Change in plan assets:
Fair value of plan assets at January 1,	3,256	3,551	3,602
Adjustment to asset value at January 1		(1)
Actual return on plan assets	147	(41)	230
Contributions	20
Benefits paid	(272)	(253)	(260)

Fair value of plan assets at end of year	3,151	3,256	3,572	3,602

Funded status included in other liabilities	$(1,132)	$(1,042)	$(147)	$(349)

Amounts related to the plan that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows for the years ended December 31:

	Union		Citizens
	2016	2015	2016	2015
Net gain (loss)	$(932)	$(861)	$117
Income tax expense (benefit)	(317)	292	40

Net amount recognized in other comprehensive income (loss)	$(615)	$(569)	$77

The amount of net actuarial cost or (credit) expected to be amortized in 2017 is $8 for the Union pension and $(92) for the Citizens pension.

Net periodic pension expense included the following components for the years ended December 31:

	Union		Citizens
	2016	2015	2016	2015
Interest cost	$183	$155	$165	$
Expected return on plan assets	(188)	(205)	(250)
Amortization of net loss	45	7

Net periodic pension cost (credit)	$40	$(43)	$(85)	$

The accumulated benefit obligation for Union was $4,283 at December 31, 2016 and $4,298 at December 31, 2015, while the accumulated benefit obligation for Citizens was $3,719 at December 31, 2016 and $3,951 at December 31, 2015.

	Union		Citizens
	2016	2015	2016	2015
Discount rate	4.34%	3.72%	4.34%
Expected long-term rate of return on plan assets	6.00%	6.00%	7.25%

The following is a summary of actuarial assumptions used for the Company’s pension plan:

The selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan’s assets. Analysis of the historic returns on these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Union	Citizens
2017	$243	$257
2018	245	253
2019	243	250
2020	247	245
2021	245	239
2022 – 2026	1,266	1,123

Total	$2,489	$2,367

The Company’s pension plan asset allocations as of the year ends, by asset category, are as follows:

	Union		Citizens
	2016	2015	2016	2015
Cash and cash equivalents	1.35%		0.85%	0.94%
Equity	35.92%	67.08%	37.26%	36.10%
Fixed income	62.73%	32.92%	61.89%	62.96%

Total	100.00%	100.00%	100.00%	100.00%

The fair value of the Union’s pension plan assets at December 31, 2016 and 2015 by asset category are as follows:

	2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43	$43
Mutual fund – equity:
Large-cap value	122	122
Large-cap core	120	120
Mid-cap core	142	142
Small-cap core	74	74
International core	246	246
Large cap growth	223	223
Small / midcap growth	77	77
Mutual funds – fixed income
Fixed income –core plus	1,478	1,478
Intermediate duration	499	499
Common /collective trusts – equity:
Large cap value	127		$127

Total assets	$3,151	$3,024	$127

	2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Mutual funds:
One year fixed income fund	$292	$292
Short-term investment grade fund	876	876
GNMA fund	780	780
Index 500 fund	273	273
Value index fund	319	319
Mid cap value index fund	138	138
U.S. targeted fund	122	122
International value fund	182	182
International small cap value fund	112	112
Emerging markets core equity fund	102	102
Real estate securities fund	40	40
International real estate fund	20	20

Total assets	$3,256	$3,256

The fair value of the Citizens’ pension plan assets at December 31, 2016 and 2015 by asset category are as follows:

	2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$30	$30
Mutual funds - equity:
Large-cap value	144	144
Large-cap core	142	142
Mid-cap core	167	167
Small-cap core	87	87
International core	289	289
Large cap growth	262	262
Small/midcap growth	91	91
Mutual funds / EYGs- fixed income
Long duration government credit	1,575	1,575
Long U.S. Treasury – ETF	636	636
Common / collective trusts – equity
Large cap value	149		$149

Total assets	$3,572	$3,423	$149

	2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$34	$34
Mutual funds:
Large-cap value	131	131
Large-cap core	136	136
Mid-cap core	161	161
Small-cap core	78	78
International core	308	308
Large cap growth	280	280
Small/midcap growth	82	82
Common/collective trust large cap value	124		$124
Long duration government credit	1,577	1,577
Long U.S. Treasury – ETF	691	691

Total assets	$3,602	$3,478	$124	$

The valuation used is based on quoted market prices provided by an independent third party.

The Company does not expect to contribute to the plans in 2017.

15. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2016 and 2015 are summarized as follows:

Year Ended December 31	2016	2015
Current	$(172)	$14
Deferred	1,134	(1,164)

	$962	$(1,150)

The components of the net deferred tax asset at December 31, 2016 and 2015 are summarized as follows:

December 31	2016	2015
Deferred tax assets:
Allowance for loan losses	$888	$1,212
Deferred compensation	744	660
Purchase accounting adjustments	68	557
Alternate minimum tax credit carryforwards	379	378
Acquisition costs	360	388
Unfunded pension liability	436	473
Accrued expenses	253	496
Unrealized loss on investment securities available-for-sale	854
Low income housing credit carryforwards	1,063	1,063
Net operating loss carryforwards	2,324	2,556
Other	300	383

Total	7,669	8,166

Deferred tax liabilities:
Premises and equipment, net	(267)	(444)
Unrealized gain on investment securities available-for-sale		(278)

Total	(267)	(722)

Net deferred tax asset	$7,402	$7,444

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 34.0 percent for the years ended December 31, 2016 and 2015 is summarized as follows:

Year Ended December 31	2016	2015
Federal income tax at statutory rate	$1,370	$(647)
Tax exempt interest	(259)	(283)
Bank owned life insurance income	(117)	(74)
Low income housing credit	(52)	(123)
Other, net	20	(23)

Total	$962	$(1,150)

Note 16. Parent company financial statements:

Condensed Balance Sheets

December 31	2016	2015
Assets
Cash and cash equivalents	$24	$52
Investment in bank subsidiary	47,899	46,502
Real estate, net	73	73
Other assets	77	35

	$48,073	$46,662

Liabilities and stockholders’ equity
Long-term borrowings	$6,153	$4,350
Other liabilities		9

Total Liabilities	6,153	4,359

Stockholders’ equity	41,920	42,303

	$48,073	$46,662

Condensed Statements of Income and Comprehensive Income

December 31	2016	2015
Income, dividends from bank subsidiary	$1,331	$745
Interest expense	252	82

Income before equity in undistributed net income of subsidiary	1,079	663
Undistributed net income (loss) of subsidiary	1,915	(1,445)
Noninterest expense	18

Net income (loss) before income taxes	$2,976	$(782)
Income tax benefit	(91)	(28)

Net income (loss)	$3,067	$(754)

Total comprehensive income (loss)	$978	$(997)

Condensed Statements of Cash Flows

Year Ended December 31	2016	2015
Cash flows from operating activities
Net income (loss)	$3,067	$(754)
Adjustments to reconcile net income to net cash provided by operating activities:
Option expense	40	32
Undistributed net (income) loss of subsidiary	(1,915)	1,445
(Increase) decrease in accrued interest receivable and other assets	(44)	(18)
Increase (decrease) in accrued interest payable and other liabilities	(9)	4

Net cash provided by operating activities	1,139	709

Cash flows from investing activities
Capitalization of subsidiary	(1,570)
Cash consideration for Citizens merger		(1,605)

Net cash used in investing activities	(1,570)	(1,605)

Cash flows from financing activities
Proceeds from long-term debt	2,050	2,350
Repayment of long-term borrowings	(246)
Proceeds from exercise of options		8
Proceeds from issuance of common stock	371	46
Dividends paid	(1,772)	(1,491)

Net cash provided by financing activities	403	913

Increase (decrease) in cash and cash equivalents	(28)	17
Cash and cash equivalents - beginning	52	35

Cash and cash equivalents - ending	$24	$52

Note 17. Regulatory matters and shareholders’ equity:

The ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances is restricted by applicable regulations. Regulatory approval is required if the total of all dividends declared by a state-chartered bank in any calendar year exceeds net profits, as defined, for that year combined with the retained net profits for the two preceding years. At December 31, 2016, $1,929 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval.

The amount of funds available for transfer from the Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal Regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2016, the maximum amount available for transfer from the Bank to the Company in the form of loans amounted to $4,427. At December 31, 2016 and 2015, there were no loans outstanding, nor were any advances made during 2016 and 2015.

The Federal Reserve Board ( the “Board”) approved a final rule in 2006 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and risk-based and leverage capital guidelines for bank holding companies. In 2015, the Board increased the asset limit to qualify as a small bank holding company from $500 million to $1 billion. Currently, the Company meets the eligibility criteria of a small BHC and is exempt from risk-based capital and leverage rules, including Basel III.

The Bank is subject to certain regulatory capital requirements administered by the federal banking agencies, which are defined in Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. In the event an institution is deemed to be undercapitalized by such standards, FDICIA prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to the significantly or critically undercapitalized institutions including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention when the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

New risk-based capital rules became effective January 1, 2015 requiring the Bank to maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The Bank was categorized as “well capitalized” under the regulatory guidance at December 31, 2016 and 2015, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the Bank must maintain certain minimum Tier I risk-based, total risk-based, Tier I Leverage and Common equity Tier I risk-based capital ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.

The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes to be considered well capitalized under the prompt corrective action provisions are summarized below for the years ended December 31, 2016 and 2015:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 0.625% capital conservation buffer phase-in)		Well Capitalized under Basel III
December 31, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$44,270	10.9%	$35,074	≥8.625%	$40,666	≥10.0%
Tier 1 capital (to risk-weighted assets)	40,455	9.9	26,941	≥6.625	32,532	≥8.0
Tier 1 capital (to average total assets)	40,455	7.7	20,957	≥4.000	26,197	≥5.0
Common equity tier 1 risk based capital (to risk-weighted assets)	44,270	9.9	20,841	≥5.125	26,433	≥6.5

	Actual		Minimum Regulatory Capital Ratios		Well Capitalized under Prompt Corrective Action Provisions
December 31, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$43,128	10.7%	$32,296	≥8.0%	$40,370	≥10.0%
Tier 1 capital (to risk-weighted assets)	38,710	9.6	24,222	≥6.0	32,296	≥8.0
Tier 1 capital (to average total assets)	38,710	7.2	21,611	≥4.0	27,014	≥5.0
Common equity tier 1 risk based capital (to risk-weighted assets)	38,710	9.6	18,167	≥4.5	26,241	≥6.5

18. Contingencies:

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

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company

19. Subsequent Events:

On January 20, 2017, the Company completed the sale of approximately $17.0 million in common and preferred equity, before expenses, to accredited investors and qualified institutional buyers through the private placement of 269,885 shares of its no par value common stock at a price of $10.50 per share and 1,348,809 shares of a newly created series of convertible, perpetual stock at a price of $10.50 per share. The Company plans to use the additional capital for general corporate purposes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2016, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Riverview Financial Corporation and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

Our internal controls are designed to provide reasonable assurance that assets are safeguarded and transactions are initiated, executed, recorded and reported in accordance with our intentions and authorizations and to comply with applicable laws and regulations. The internal control system includes an organizational structure that provides appropriate delegation of authority and segregation of duties, established policies and procedures and comprehensive internal audit and loan review programs. To enhance the reliability of internal controls, we recruit and train highly qualified personnel and maintain sound risk management practices. The internal control system is maintained through a monitoring process that includes a program of internal audits.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective. Our assessment includes controls over initiating, recording, processing and reconciling account balances, classes of transactions and disclosure and related assertions included in the financial statements. Our assessment also includes controls related to the initiation and processing of non-routine and non-systematic transactions, to the selection and application of appropriate accounting policies and to the prevention, identification and detection of fraud.

There are inherent limitations in any internal control system, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation.

Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time. Our internal auditor reviews, evaluates and makes recommendations on policies and procedures, which serves as an integral, but independent, component of our internal control.

Our financial reporting and internal controls are under the general oversight of our board of directors, acting through its audit committee. The audit committee is composed entirely of independent directors. The independent registered public accounting firm and the internal auditor have direct and unrestricted access to the audit committee at all times. The audit committee meets periodically with us, the internal auditor and the independent registered public accounting firm to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risks and augment internal controls.

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2016.

/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

All consolidated financial statements and financial statement schedules required to be filed by Form 10-K or by Regulation S-X that are applicable to us have been presented in the consolidated financial statements and notes thereto in Part II, Item 8, or elsewhere in this annual report, where appropriate. The listing of exhibits is set forth herein and is incorporated in this Item 15 by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riverview Financial Corporation

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kirk D. Fox and Scott A. Seasock as his or her attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David W. Hoover David W. Hoover	Director and Chairman of the Board	March 29, 2017

/s/ Kirk D. Fox Kirk D. Fox	Director and Chief Executive Officer (Principal Executive Officer)	March 29, 2017

/s/ Brett D. Fulk Brett D. Fulk	Director and President	March 29, 2017

/s/ Scott A. Seasock Scott A. Seasock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2017

/s/ Albert J. Evans Albert J. Evans	Director	March 29, 2017

Name	Title	Date

/s/ James G. Ford, II James G. Ford, II	Director	March 29, 2017

/s/ Howard R. Greenawalt Howard R. Greenawalt	Director	March 29, 2017

/s/ R. Keith Hite R. Keith Hite	Director	March 29, 2017

/s/ Joseph D. Kerwin Joseph D. Kerwin	Director	March 29, 2017

/s/ Carl W. Metzgar Carl W. Metzgar	Director	March 29, 2017

/s/ Timothy E. Resh Timothy E. Resh	Director	March 29, 2017

/s/ John M. Schrantz John M. Schrantz	Director and Vice-Chairman of the Board	March 29, 2017

/s/ David A. Troutman David A. Troutman	Director	March 29, 2017

/s/ William C. Yaag William C. Yaag	Director	March 29, 2017

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Riverview Financial Corporation. (Incorporated by reference to Exhibit D of Annex A included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193 filed August 5, 2013.)

3.2	Amended and Restated Bylaws of Riverview Financial Corporation. (Incorporated by reference to Exhibit 3(ii) to Riverview’s Current Report on Form 8-K (Registration No. 333-188193 filed March 4, 2015.)

10.1	Amended and Restated Executive Employment Agreement of Kirk D. Fox. (Incorporated by reference to Exhibit 10.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.2	Employment Agreement of Theresa M. Wasko. (Incorporated by reference to Exhibit 10.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.3	Form of Director Deferred Fee Agreements with Directors Robert M. Garst and Kirk D. Fox. (Incorporated by reference to Exhibit 10.7 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.4	Amended and restated 2009 Stock Option Plan. (Incorporated by reference to Exhibit 99.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.5	Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009. (Incorporated by reference to Exhibit 10.11 to Riverview’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

10.6	Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

10.7	First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.13 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.8	First Amendment to the Director Deferred Compensation Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.14 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.9	First Amendment to the Director Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.15 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.10	Director Emeritus Agreements effective November 2, 2011 of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, David W. Hoover, Joseph D. Kerwin and David A. Troutman. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.11	Director Emeritus Agreement effective November 2, 2011 of Director James M. Lebo. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 28, 2011.)

10.12	Director Emeritus Agreements effective November 2, 2011 of Directors R. Keith Hite and John M. Schrantz. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

Exhibit No.	Description

10.13	Second Amended and Restated Executive Employment Agreement of Kirk D. Fox, dated November 16, 2011 (Incorporated by reference to Exhibit 10.18 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed on August 5, 2013.)

10.14	Noncompetition Agreement of Kirk D. Fox, dated November 16, 2011. (Incorporated by reference to Exhibit 10.20 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed on August 5, 2013.)

10.15	Executive Employment Agreement of Brett D. Fulk, dated January 4, 2012. (Incorporated by reference to Exhibit 10.22 of Registration Statement No. 333-188193, filed on April 29, 2013.)

10.16	Supplemental Executive Retirement Plan Agreement for Brett Fulk, dated January 6, 2012. (Incorporated by reference to Exhibit 10.23 of Registration Statement No. 333-188193, filed on April 29, 2013.)

10.17	Second Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk Fox, entered into January 4, 2013. (Incorporated by reference to Exhibit 10.24 of Registration Statement No. 333-188193, filed on April 29, 2013.)

10.18	Executive Employment Agreement of Brett D. Fulk, dated January 4, 2012. (Incorporated by reference to Exhibit 10.22 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed on August 5, 2013.)

10.19	Supplemental Executive Retirement Plan Agreement for Brett Fulk, dated January 6, 2012. (Incorporated by reference to Exhibit 10.23 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed on August 5, 2013.)

10.20	Deferred Compensation Agreement of Brett Fulk, dated December 23, 2013. (Incorporated by reference to Exhibit 10.31 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.21	Director Deferred Fee Agreement of William Yaag, dated December 26, 2013. (Incorporated by reference to Exhibit 10.32 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.22	Riverview Financial Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.33 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.23	Executive Employment Agreement for Timothy E. Walters, dated October 30, 2014. (Incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-4 (Registration No. 333-201017) filed on December 17, 2014.)

10.24	Confidential Separation Agreement and General Release (including Waiver of Claims under the Age Discrimination in Employment Act of 1967, as Amended), dated June 23, 2015. (Incorporated by reference to Exhibit it 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on June 30, 2015.)

10.25	Employment Agreement of Scott A. Seasock. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

10.26	Amendment to Employment Agreement and Waiver of Certain Rights of Theresa M. Wasko. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

10.27	Stock Purchase Agreement. Incorporated by reference to Exhibit 10.2 to Riverview’s Current Report on Form 8-K (Registration No. 333-201017 filed January 18, 2017.)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Dixon Hughes Goodman LLP.

Exhibit No.	Description

23.2	Consent of Independent Registered Public Accounting Firm – Smith Elliott Kearns & Company LLC.

24.1	Power of Attorney (Included as part of signature page)

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) furnished herewith.