Form 10-Q
period 2017-03-31
Riverview Financial Corp
filed 2017-05-08
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 3,518,905 at April 25, 2017.

Exhibit index on page 40

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2017

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets:
Cash and due from banks	$10,852	$7,783
Interest-bearing deposits in other banks	11,552	11,337
Investment securities available-for-sale	72,741	73,113
Loans held for sale	522	652
Loans, net	464,481	409,343
Less: allowance for loan losses	4,329	3,732

Net loans	460,152	405,611
Premises and equipment, net	12,116	12,201
Accrued interest receivable	1,881	1,726
Goodwill	5,079	5,408
Intangible assets	1,241	1,405
Other assets	24,237	23,812

Total assets	$600,373	$543,048

Liabilities:
Deposits:
Noninterest-bearing	$79,127	$73,932
Interest-bearing	417,380	378,628

Total deposits	496,507	452,560
Short-term borrowings	30,000	31,500
Long-term debt	11,073	11,154
Accrued interest payable	203	192
Other liabilities	5,499	5,722

Total liabilities	543,282	501,128

Stockholders’ equity:
Preferred stock: no par value, authorized 3,000,000 shares; Series A convertible perpetual preferred stock, March 31, 2017, issued and outstanding 1,348,809 shares; December 31, 2016, no issued and outstanding shares	13,283
Common stock: no par value, authorized 5,000,000 shares; March 31, 2017, issued and outstanding 3,518,351 shares; December 31, 2016, issued and outstanding 3,237,859 shares	31,833	29,052
Capital surplus	224	220
Retained earnings	13,609	14,845
Accumulated other comprehensive loss	(1,858)	(2,197)

Total stockholders’ equity	57,091	41,920

Total liabilities and stockholders’ equity	$600,373	$543,048

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

For the three months ended March 31,	2017	2016
Interest income:
Interest and fees on loans:
Taxable	$4,285	$4,427
Tax-exempt	108	86
Interest and dividends on investment securities available-for-sale:
Taxable	564	401
Tax-exempt	47	136
Dividends	3	3
Interest on interest-bearing deposits in other banks	23	15
Interest on federal funds sold	6	1

Total interest income	5,036	5,069

Interest expense:
Interest on deposits	532	467
Interest on short-term borrowings	22	43
Interest on long-term debt	75	55

Total interest expense	629	565

Net interest income	4,407	4,504
Provision for loan losses	605	99

Net interest income after provision for loan losses	3,802	4,405

Noninterest income:
Service charges, fees and commissions	337	298
Commission and fees on fiduciary activities	30	19
Wealth management income	258	158
Mortgage banking income	82	82
Bank owned life insurance investment income	73	82
Net loss on sale of investment securities available-for-sale	(1)	(2)

Total noninterest income	779	637

Noninterest expense:
Salaries and employee benefits expense	2,836	2,151
Net occupancy and equipment expense	646	553
Amortization of intangible assets	164	76
Net cost of operation of other real estate owned	36	42
Other expenses	1,481	1,293

Total noninterest expense	5,163	4,115

Income (loss) before income taxes	(582)	927
Income tax expense (benefit)	(15)	174

Net income (loss)	(567)	753
Dividends on preferred stock	(185)

Net income (loss) available to common stockholders	(752)	753
Undistributed loss allocated to preferred stockholders	347

Distributed and undistributed earnings (loss) allocated to common stockholders	$(405)	$753

Other comprehensive income (loss):
Unrealized gain on investment securities available-for-sale	$512	$507
Reclassification adjustment for net loss on sale of investment securities available-for-sale included in net income	1	2

Other comprehensive income	513	509
Income tax expense related to other comprehensive income	174	173

Other comprehensive income, net of income taxes	339	336

Comprehensive income (loss)	$(228)	$1,089

Per share data:
Net income:
Basic	$(0.12)	$0.23
Diluted	$(0.12)	$0.23
Average common shares outstanding:
Basic	3,454,704	3,206,501
Diluted	3,454,704	3,222,005
Dividends declared	$0.14	$0.14

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016		$28,681	$180	$13,550	$(108)	$42,303
Net income				753		753
Other comprehensive income, net of income taxes					336	336
Compensation cost of option grants			11			11
Issuance under ESPP Plan: 1,383 shares		17				17
Dividends declared, $0.14 per share				(442)		(442)

Balance, March 31, 2016		$28,698	$191	$13,861	$228	$42,978

Balance, January 1, 2017		$29,052	$220	$14,845	$(2,197)	$41,920
Net loss				(567)		(567)
Other comprehensive income, net of income taxes					339	339
Compensation cost of option grants			4			4
Issuance of 269,885 common shares		2,658				2,658
Issuance of 1,348,809 preferred shares	$13,283					13,283
Issuance under ESPP, 401k and DRP plans: 10,607 shares		123				123
Dividends declared: $0.14 per share				(669)		(669)

Balance, March 31, 2017	$13,283	$31,833	$224	$13,609	$(1,858)	$57,091

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2017		2016
Cash flows from operating activities:
Net income (loss)		$(567)		$753
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of premises and equipment		195		175
Provision for loan losses		605		99
Stock based compensation		4		11
Net amortization of investment securities available-for-sale		103		138
Net loss on sale of other real estate owned		36		42
Net loss on sale of investment securities available-for-sale		1		2
Amortization of purchase adjustment on loans		(43)		(115)
Amortization of intangible assets		164		77
Deferred income taxes		(48)		186
Proceeds from sale of loans originated for sale		4,558		4,769
Net gain on sale of loans originated for sale		(82)		(82)
Loans originated for sale		(4,346)		(4,191)
Bank owned life insurance investment income		(73)		(82)
Net change in:
Accrued interest receivable		(155)		(16)
Other assets		(603)		(531)
Accrued interest payable		11		31
Other liabilities		(223)		(877)

Net cash provided by (used in) operating activities		(463)		389

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases				(1,038)
Proceeds from repayments		782		1,846
Proceeds from sales				2,095
Proceeds from the sale of other real estate owned		215		724
Net decrease in restricted equity securities		60		719
Net (increase) decrease in loans		(55,290)		6,855
Purchases of premises and equipment		(110)		(151)
Business disposition, net of cash		329

Net cash provided by (used in) investing activities		(54,014)		11,050

Cash flows from financing activities:
Net increase in deposits		43,947		7,162
Net decrease in short-term borrowings		(1,500)		(17,575)
Repayment of long-term debt		(81)
Proceeds from long-term debt				2,050
Issuance under ESPP, 401k and DRP plans		123		17
Issuance of common stock		2,658
Issuance of preferred stock		13,283
Cash dividends paid		(669)		(442)

Net cash provided by (used in) financing activities		57,761		(8,788)

Net increase in cash and cash equivalents		3.284		2,651
Cash and cash equivalents - beginning		19,120		22,688

Cash and cash equivalents - ending		$22,404		$25,339

Supplemental disclosures:
Cash paid during the period for:
Interest		$927		$534

Income taxes	$		$

Noncash items from investing activities:
Other real estate acquired in settlement of loans		$187		$876

See notes to consolidated financial statements.

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2017, are not necessarily indicative of the results of operations and financial position that may be expected in the future. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K, filed on March 29, 2017.

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

Recent Accounting Standards

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things: requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments were effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The adoption of ASU No. 2016-07 did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting”. The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments were effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU No. 2016-09 did not have a material effect on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. The Company does not expect the adoption of the new accounting guidance to have a material effect on the statement of cash flow.

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

In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the 2015 22, 2016 and November 17, 2016 EITF Meetings”. The ASU adds an SEC paragraph to ASUs 2014-09, 2016-02 and 2016-13 which specifies the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate disclosure about the potential material effects of those ASUs on the financial statements when adopted. The guidance also specifies the SEC staff view on financial statement disclosures when the company does not know or cannot reasonably estimate the impact that adoption of the ASUs will have on the financial statements. The ASU also conforms to SEC guidance on accounting for tax benefits resulting from investments in affordable housing projects to the guidance in ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update are effective upon issuance. The guidance did not have a significant impact on our consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The amendments clarify that a financial asset is within the scope of Topic 610 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Topic 610 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Topic 610 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Entities may use either a full or modified approach to adopt the ASU. The Company is assessing ASU 2017-05 and does not expect it to have a material impact on its accounting and disclosures.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715)”, which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on presentation of the service component and the other components of net benefit cost in the statement of operations. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In March 2017, FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Topic 310), Premium Amortization on Purchased Callable Debt Securities”. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Net unrealized loss on investment securities available-for-sale	$(2,000)	$(2,513)
Related income taxes	(680)	(854)

Net of income taxes	(1,320)	(1,659)

Benefit plan adjustments	(815)	(815)
Related income taxes	(277)	(277)

Net of income taxes	(538)	(538)

Accumulated other comprehensive income (loss)	$(1,858)	$(2,197)

Other comprehensive income (loss) and related tax effects for the three months ended March 31, 2017 and 2016 is as follows:

Three months ended March 31,	2017	2016
Unrealized gain (loss) on investment securities available-for-sale	$512	$507
Net loss on the sale of investment securities available-for-sale (1)	1	2

Other comprehensive income (loss) gain before taxes	513	509
Income tax expense (benefit)	174	173

Other comprehensive income (loss)	$339	$336

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

3. Earnings per share:

Basic earnings per share represent distributed and undistributed earnings allocated to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months ended March 31,
	Income Numerator	Common Shares Denominator	EPS
2017:
Basic	$(405)	3,454,704	$(0.12)
Dilutive effect of potential common stock options

Diluted	$(405)	3,454,704	$(0.12)

2016:
Basic	$753	3,206,501	$0.23
Dilutive effect of potential common stock options		15,504

Diluted	$753	3,222,005	$0.23

Approximately 43,000 outstanding stock options for the three months ended March 31, 2017 were excluded from the diluted earnings per share calculation because their effect was antidilutive, while there were 25,300 outstanding stock options for the three months ended March 31, 2016 that were excluded from the diluted earnings per share calculation because of their antidilutive effect.

On January 20, 2017, Riverview announced that it has entered into agreements with accredited investors and qualified institutional buyers to raise approximately $17.0 million in common and preferred equity, before expenses, through the private placement of 269,885 shares of its no par value common stock at a price of $10.50 per share and 1,348,809 shares of a newly created Series A convertible, perpetual preferred stock (the “Series A preferred stock”) at a price of $10.50 per share.

The Series A preferred stock has the following terms:

•	Dividends: Holders of the Series A preferred stock are entitled to receive dividends when, as, and if declared by the Company’s board of directors, in the same per share amount as paid on the number of shares of common stock with respect to the number of shares of common stock into which the shares of Series A preferred stock would be converted in accordance with the Articles of Amendment, and no dividends would be payable on the common stock unless a dividend identical to that paid on the common stock is payable at the same time on the Series A preferred stock on an as-converted basis.

•	Conversion: Each share of Series A preferred stock will automatically convert into one share of non-voting common stock effective as of the close of business on the date that the Company obtains shareholder approval for and files an amendment to the Articles of Incorporation to authorize a class of non-voting common stock. Unless the shares of Series A preferred stock have previously been converted into shares of non-voting common stock as described above, each share of Series A preferred stock will automatically convert into one share of voting common stock upon a “Permissible Transfer” of such shares of Series A preferred stock to a non-affiliate of such holder or may be converted into one share of voting common stock at any time, provided that, upon such conversion, the holder and its affiliates will not own more than 9.9% of the Company’s voting securities, or such greater amount as shall have been indicated to be non-objectionable to bank regulatory authorities.

•	Priority: The Series A preferred stock will rank, as to payments of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company with the common stock pro rata on an as-converted basis.

•	Voting: Holders of Series A preferred stock will have no voting rights except as may be required by law. If the holders of Series A preferred stock are entitled by law to vote as a single class with the holders of outstanding shares of common stock, each share of Series A preferred stock shall be entitled to a number of votes equal to the number of shares of common stock into which such share is convertible.

•	Preemptive Rights: Holders of Series A preferred stock have pre-emptive rights to maintain their percent ownership with respect to stock issued for capital raising and financing purposes.

•	Redemption: The Series A preferred stock will not be redeemable by either the Company or by the holder.

The contractual terms of the outstanding Series A preferred stock provide holders with contractual rights and obligations to participate in the earnings and share in the losses of the Company on a basis that is objectively determinable and, accordingly, the Company applied the two-class method of computing basic earnings per common share.

The additional capital allowed Riverview to announce on April 20, 2017, the execution of a definitive business combination agreement to form a strategic partnership with CBT Financial Corp. This action will form a combined community banking franchise with approximately $1.2 billion of assets and will provide enhanced products and services through 33 banking locations covering 12 Pennsylvania counties.

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at March 31, 2017 and December 31, 2016 are summarized as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,084		$30	$5,054
State and municipals:
Taxable	43,637	$292	1,365	42,564
Tax-exempt	5,747	29	35	5,741
Mortgage-backed securities:
U.S. Government agencies	1,738		13	1,725
U.S. Government-sponsored enterprises	8,813	28	206	8,635
Corporate debt obligations	9,539		707	8,832
Equity securities, financial services	183	7		190

Total	$74,741	$356	$2,356	$72,741

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,088		$67	$5,021
State and municipals:
Taxable	44,045	$234	1,885	42,394
Tax-exempt	5,748	3	77	5,674
Mortgage-backed securities:
U.S. Government agencies	1,905		15	1,890
U.S. Government-sponsored enterprises	9,115	28	247	8,896
Corporate debt obligations	9,542		492	9,050
Equity securities, financial services	183	5		188

Total	$75,626	$270	$2,783	$73,113

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2017, is summarized as follows:

March 31, 2017	Fair Value
Within one year	$257
After one but within five years	7,319
After five but within ten years	9,353
After ten years	45,262

62,191
Mortgage-backed securities	10,360

Total	$72,551

Securities with a carrying value of $47,609 and $47,576 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 30, 2017 and December 31, 2016, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$5,054	$30			$5,054	$30
State and municipals:
Taxable	30,449	1,361	$286	$4	30,735	1,365
Tax-exempt	2,165	35			2,165	35
Mortgage-backed securities:
U.S. Government agencies	1,725	13			1,725	13
U.S. Government-sponsored enterprises	6,307	206			6,307	206
Corporate debt obligation	8,832	707			8,832	707

Total	$54,532	$2,352	$286	$4	$54,818	$2,356

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$5,021	$67			$5,021	$67
U.S. Government-sponsored enterprises
State and municipals:
Taxable	30,895	1,876	$282	$9	31,177	1,885
Tax-exempt	3,998	77			3,998	77
Mortgage-backed securities:
U.S. Government agencies	1,891	15			1,891	15
U.S. Government-sponsored enterprises	7,412	247			7,412	247
Corporate debt obligation	9,050	492			9,050	492

Total	$58,267	$2,774	$282	$9	$58,549	$2,783

The Company had 70 investment securities, consisting of three U.S. Treasury notes, 44 taxable state and municipal obligations, four tax-exempt state and municipal obligations, 15 mortgage-backed securities and four corporate debt obligations that were in unrealized loss positions at March 31, 2017. Of these securities, one taxable state and municipal obligation was in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2017. There was no OTTI recognized for the three months ended March 31, 2017 and 2016.

The Company had 80 investment securities, consisting of three U.S. Treasury notes, 49 taxable state and municipal obligations, seven tax-exempt state and municipal obligations, 17 mortgage-backed securities and four corporate debt obligations that were in unrealized loss positions at December 31, 2016. Of these securities, one taxable state and municipal obligation was in a continuous unrealized loss position for twelve months or more.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2017 and December 31, 2016 are summarized as follows. Net deferred loan costs were $997 and $1,077 at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Commercial	$53,260	$51,166
Real estate:
Construction	8,439	8,605
Commercial	267,473	212,550
Residential	128,833	130,874
Consumer	6,476	6,148

Total	$464,481	$409,343

The changes in the allowance for the loan losses account by major classification of loan for the three months ended March 31, 2017 and 2016 are presented as follows:

		Real Estate
March 31, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$629	$160	$2,110	$789	$44		$3,732
Charge-offs				(7)	(5)		(12)
Recoveries			3	1			4
Provisions	(4)		432	38	15	$124	605

Ending balance	$625	$160	$2,545	$821	$54	$124	$4,329

		Real Estate
March 31, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$1,298	$202	$2,227	$613	$25	$		$4,365
Charge-offs	(723)		(24)		(11)			(758)
Recoveries	9			1	1			11
Provisions	(18)	(109)	8	140	15		63	99

Ending balance	$566	$93	$2,211	$754	$30		$63	$3,717

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2017 and December 31, 2016 is summarized as follows:

		Real Estate
March 31, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$625	$160	$2,545	$821	$54	$124	$4,329

Ending balance: individually evaluated for impairment	1		160				161

Ending balance: collectively evaluated for impairment	$624	$160	$2,385	$821	$54	$124	$4,168

Loans receivable:
Ending balance	$53,260	$8,439	$267,473	$128,833	$6,476		$464,481

Ending balance: individually evaluated for impairment	850		4,032	2,447			7,329

Ending balance: collectively evaluated for impairment	$52,410	$8,439	$263,441	$126,386	$6,476		$457,152

		Real Estate
December 31, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$629	$160	$2,110	$789	$44		$3,732

Ending balance: individually evaluated for impairment	8		140				148

Ending balance: collectively evaluated for impairment	$621	$160	$1,970	$789	$44		$3,584

Loans receivable:
Ending balance	$51,166	$8,605	$212,550	$130,874	$6,148		$409,343

Ending balance: individually evaluated for impairment	966		3,924	2,515			7,405

Ending balance: collectively evaluated for impairment	$50,200	$8,605	$208,626	$128,359	$6,148		$401,938

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2017 and December 31, 2016:

March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$50,233	$1,357	$1,670		$53,260
Real estate:
Construction	8,439				8,439
Commercial	256,199	7,627	3,647		267,473
Residential	127,410	28	1,395		128,833
Consumer	6,476				6,476

Total	$448,757	$9,012	$6,712		$464,481

December 31, 2016:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$47,765	$1,604	$1,797		$51,166
Real estate:
Construction	8,605				8,605
Commercial	200,636	8,063	3,851		212,550
Residential	129,320	28	1,526		130,874
Consumer	6,148				6,148

Total	$392,474	$9,695	$7,174		$409,343

Information concerning nonaccrual loans by major loan classification at March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017	December 31, 2016
Commercial	$246	$356
Real estate:
Construction
Commercial	584	359
Residential	895	671
Consumer

Total	$1,725	$1,386

The major classifications of loans by past due status at March 31, 2017 and December 31, 2016 are summarized as follows:

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$487	$1,136	$145	$1,768	$51,492	$53,260	$20
Real estate:
Construction					8,439	8,439
Commercial	368	54	245	667	266,806	267,473
Residential	2,372	430	660	3,462	125,371	128,833	169
Consumer	17	1		18	6,458	6,476

Total	$3,244	$1,621	$1,050	$5,915	$458,566	$464,481	$189

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due		Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$580	$		$214	$794	$50,372	$51,166	$
Real estate:
Construction	22				22	8,583	8,605
Commercial	784		97	11	892	211,658	212,550
Residential	905		256	592	1,753	129,121	130,874		357
Consumer	6			2	8	6,140	6,148		2

Total	$2,297		$353	$819	$3,469	$405,874	$409,343		$359

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2017 and March 31, 2016, and as of and for the year ended, December 31, 2016 by major loan classification:

					This Quarter
March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$730	$730	$		$767	$8
Real estate:
Construction
Commercial	3,165	3,165			3,230	36
Residential	2,447	2,585			2,641	33
Consumer

Total	6,342	6,480			6,638	77

With an allowance recorded:
Commercial	120	120		1	122
Real estate:
Construction
Commercial	867	867		160	709	6
Residential
Consumer

Total	987	987		161	831	6

Commercial	850	850		1	889	8
Real estate:
Construction
Commercial	4,032	4,032		160	3,939	42
Residential	2,447	2,585			2,641	33
Consumer

Total	$7,329	$7,467		$161	$7,469	$83

					For the Year Ended
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$225	$225	$		$225	$
Real estate:
Construction
Commercial	3,094	3,094			3,168	147
Residential	2,515	2,652			2,747	130
Consumer

Total	5,834	5,971			6,140	277

With an allowance recorded:
Commercial	741	741		8	761	30
Real estate:
Construction
Commercial	830	830		140	840
Residential
Consumer

Total	1,571	1,571		148	1,601	30

Commercial	966	966		8	986	30
Real estate:
Construction
Commercial	3,924	3,924		140	4,008	147
Residential	2,515	2,652			2,747	130
Consumer

Total	$7,405	$7,542		$148	$7,741	$307

					This Quarter
March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$898	$2,021	$		$1,395	$7
Real estate:
Construction
Commercial	3,997	4,004			4,016	45
Residential	2,781	2,918			3,015	34
Consumer

Total	7,676	8,943			8, 426	86

With an allowance recorded:
Commercial	135	135		1	136
Real estate:
Construction
Commercial	401	401		7	400
Residential	120	120		33	121	1
Consumer

Total	656	656		41	657	1

Commercial	1,033	2,156		1	1,531	7
Real estate:
Construction
Commercial	4,398	4,405		7	4,416	45
Residential	2,901	3,038		33	3,136	35
Consumer

Total	$8,332	$9,599		$41	$9,083	$87

For the three months ended March 31, interest income, related to impaired loans, would have been $26 in 2017 and $47 in 2016 had the loans been current and the terms of the loans not been modified.

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $6,021 at March 31, 2017, $6,208 at December 31, 2016 and $6,998 at March 31, 2016.

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

There was one loan modified as a troubled debt restructuring for the three months ended March 31, 2017 for $29. There were no loans modified as troubled debt restructurings for the three months ended March 31, 2016. During the three months ending March 31, 2017, there were four defaults on loans restructured, totaling $1,229. During the three months ending March 31, 2016, there were no defaults on loans restructured.

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

The following is a summary of the loans acquired in the Union merger as of November 1, 2013, the date of the consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Union
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

The unpaid principal balances and the related carrying amount of Union acquired loans as of March 31, 2017 and December 31, 2016 were as follows:

	March 31 2017	December 31, 2016
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$785	$793
Carrying Amount	458	463
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	36,111	38,901
Carrying Amount	35,347	38,077
Total Purchased Loans
Outstanding balance	36,896	39,694
Carrying Amount	$35,805	$38,540

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Balance – beginning of period	$164	$307
Accretion recognized during the period	(13)	(94)
Net reclassification from non-accretable to accretable	7	46

Balance – end of period	$158	$259

The following is a summary of the loans acquired in the Citizens’ merger as of December 31, 2015, the effective date of the merger:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Citizens
Contractually required principal and interest at acquisition	$894	$81,780	$82,674
Contractual cash flows not expected to be collected	(237)	(13,517)	(13,754)

Expected cash flows at acquisition	657	68,263	68,920
Interest component of expected cash flows	(217)	(10,841)	(11,058)

Basis in acquired loans at acquisition – estimated fair value	$440	$57,422	$57,862

The unpaid principal balances and the related carrying amount of Citizens acquired loans as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$512	$608
Carrying Amount	343	424
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	43,837	45,842
Carrying Amount	43,596	45,593
Total Purchased Loans
Outstanding balance	44,349	46,450
Carrying Amount	$43,939	$46,017

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	March 31, 2017	March 31, 2016
Balance – beginning of period	$206	$217
Accretion recognized during the period	(10)	(6)
Net reclassification from non-accretable to accretable	(31)	2

Balance – end of period	$165	$213

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

Off-balance sheet commitments at March 31, 2017, totaled $72,052, consisting of $32,912 in commitments to extend credit, $35,233 in unused portions of lines of credit and $3,907 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, off-balance sheet commitments, at December 31, 2016, totaled $58,475, consisting of $26,042 in commitments to extend credit, $28,516 in unused portions of lines of credit and $3,917 in standby letters of credit.

6. Other assets:

The components of other assets at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
Other real estate owned	$561	$625
Bank owned life insurance	11,930	11,857
Restricted equity securities	1,785	1,845
Deferred tax assets	7,275	7,402
Other assets	2,686	2,083

Total	$24,237	$23,812

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at March 31, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
March 31, 2017	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,054		$5,054
State and Municipals:
Taxable	42,564		42,564
Tax-exempt	5,741		5,741
Mortgage-backed securities:
U.S. Government agencies	1,725		1,725
U.S. Government-sponsored enterprises	8,635		8,635
Corporate debt obligations	8,832		8,832
Equity securities, financial services	190	$190

Total	$72,741	$190	$72,551

	Fair Value Measurement Using
December 31, 2016	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,021		$5,021
State and municipals:
Taxable	42,394		42,394
Tax-exempt	5,674		5,674
Mortgage-backed securities:
U.S. Government agencies	1,890		1,890
U.S. Government-sponsored enterprises	8,896		8,896
Corporate debt obligations	9,050		9,050
Equity securities, financial services	188	$188

Total	$73,113	$188	$72,925

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
March 31, 2017	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Loans held for sale	$522		$522
Other real estate owned	561			$561
Impaired loans, net of related allowance	827			827

Total	$1,910		$522	$1,388

	Fair Value Measurement Using
December 31, 2016	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Loans held for sale	$652		$652
Other real estate owned	625			$625
Impaired loans, net of related allowance	1,424			1,424

Total	$2,701		$652	$2,049

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at March 31, 2017 and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
March 31, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Other real estate owned	$561	Appraisal of collateral	Appraisal adjustments	8.0% to 49.0% (23.0)%
			Liquidation expenses	7.0% to 8.0% (7.5)%
Impaired loans	$827	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	7.0% to 7.0% (7.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Other real estate owned	$625	Appraisal of collateral	Appraisal adjustments	22.0% to 82.0% (45.0)%
			Liquidation expenses	3.0% to 6.0% (5.0)%
Impaired loans	$1,424	Discounted cash flow	Discount rate adjustments	3.75% to 5.50% (4.3)%
			Liquidation expenses	3.0% to 7.0% (4.5)%

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

The carrying and fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
March 31, 2017	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$22,404	$22,404	$22,404
Investment securities	72,741	72,741	190	$72,551
Loans held for sale	522	522		522
Net loans	460,152	461,482			$461,482
Accrued interest receivable	1,881	1,881		1,881
Restricted equity securities	1,785	1,785	1,785
Financial liabilities:
Deposits	$496,507	$482,572		$482,572
Short-term borrowings	30,000	30,000		30,000
Long-term borrowings	11,073	11,068		11,068
Accrued interest payable	203	203		203

		Fair Value Hierarchy
December 31, 2016	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,120	$19,120	$19,120
Investment securities available-for-sale	73,113	73,113	188	$72,925
Loans held for sale	652	652		652
Net loans	405,611	407,561			$407,561
Accrued interest receivable	1,726	1,726		1,726
Restricted equity securities	1,845	1,845	1,845
Financial liabilities:
Deposits	$452,560	$438,744		$438,744
Short-term borrowings	31,500	31,500		31,500
Long-term borrowings	11,154	11,148		11,148
Accrued interest payable	192	192		192

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission.

Operating Environment:

The United States economy grew at its slowest pace in three years during the first quarter of 2017 as weakness in consumer spending more than offset an improvement in business spending. The gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 0.7% in the first quarter of 2017. Personal consumption grew by 0.3% in the first quarter of 2017, which is the weakest pace since 2009, slowing from 3.5% in the fourth quarter of 2016. Prior to this announcement of the slowdown in economic growth, the Federal Open Market Committee (“FOMC”) on March 15, 2017, increased the federal funds target rate from 0.75% to 1.00% based on stronger labor market conditions and an annualized inflation rate approximating the FOMC’s established threshold of 2.0%. Both the slowdown in economic growth and the increase in interest rates may have an adverse impact on our loan growth, asset quality and fund costs in the near term.

Review of Financial Position:

Total assets increased $57,325, or 10.6%, to $600,373 at March 31, 2017, from $543,048 at December 31, 2016. Loans, net increased to $464,481 at March 31, 2017, compared to $409,343 at December 31, 2016, an increase of $55,138, or 13.5%. The increase in net loans during the first three months of 2017 was attributable to the hiring of multiple teams of seasoned lenders having established customer relationships in new and existing markets. Investment securities decreased $372, or 0.5% in the three months ended March 31, 2017. Noninterest-bearing deposits increased $5,195, while interest-bearing deposits increased $38,752 in the first quarter of 2017. Total stockholders’ equity increased $15,171, or 36.2%, from $41,920 at year-end 2016 to $57,091 at March 31, 2017. On January 20, 2017, the Company announced the successful completion of a $17.0 million private placement of common and preferred securities. The additional capital not only afforded the Company the ability to significantly grow its loan portfolio but more notably the capital raise allowed us to announce on April 20, 2017, the execution of a definitive business combination agreement to form a strategic partnership with CBT Financial Corp. This action will form a combined community banking franchise with approximately $1.2 billion of assets and will provide enhanced products and services through 33 banking locations covering 12 Pennsylvania counties. For the three months ended March 31, 2017, total assets averaged $558,061, an increase of $13,034 from $545,027 for the same period in 2016.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $72,741 at March 31, 2017, a decrease of $372, or 0.5% from $73,113 at December 31, 2016.

For the three months ended March 31, 2017, the investment portfolio averaged $75,001, an increase of $2,010 compared to $72,991 for the same period last year. The tax-equivalent yield on the investment portfolio increased 9 basis points to 3.45% for the three months ended March 31, 2017, from 3.36% for the comparable period of 2016. Moreover, the tax-equivalent yield increased 5 basis points from 3.40% in the fourth quarter of 2016.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding loss, included as a separate component of stockholders’ equity of $1,320, net of deferred income taxes of $680, at March 31, 2017, and $1,659, net of deferred income taxes of $854, at December 31, 2016.

The Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth increased significantly in the first quarter of 2017. Loans, net, increased to $464,481 at March 31, 2017 from $409,343 at December 31, 2016, an increase of $55,138, or 13.5%. The increase reflected growth in commercial, commercial real estate and consumer loans, partially offset by decreases in construction and residential real estate loans. Business loans, including commercial, construction and commercial real estate loans, increased $56,851 or 20.9%, to $329,172 at March 31, 2017 from $272,321 at December 31, 2016. Retail loans, including residential real estate and consumer loans, declined $1,713 or 1.3% to $135,309 at the end of the first quarter of 2017 from $137,022 at year-end 2016.

For the three months ended March 31, 2017, loans, net averaged $420,080, an increase of $12,779 or 3.1% compared to $407,301 for the same period of 2016. The tax-equivalent yield on the loan portfolio was 4.30% for the three months ended March 31, 2017, a 20 basis point decrease from the comparable period last year. The tax-equivalent yield on the loan portfolio decreased 12 basis points in the first quarter of 2017 from 4.42% in the fourth quarter of 2016.

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

Off-balance sheet commitments at March 31, 2017, totaled $72,052, consisting of $30,187 in commitments to extend credit, $37,958 in unused portions of lines of credit and $3,907 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, off-balance sheet commitments, at December 31, 2016, totaled $58,475, consisting of $26,042 in commitments to extend credit, $28,516 in unused portions of lines of credit and $3,917 in standby letters of credit.

Asset Quality:

National, Pennsylvania and market area unemployment rates at March 31, 2017 and 2016 are summarized as follows:

	March 31, 2017	March 31, 2016
United States	4.5%	5.0%
Pennsylvania (statewide)	4.8%	5.4%
Berks County	5.0%	5.2%
Dauphin County	4.8%	4.9%
Northumberland County	6.6%	6.9%
Perry County	4.8%	4.9%
Schuylkill County	6.5%	6.6%
Somerset County	7.9%	8.4%

Employment conditions in 2017 improved for the United States, Commonwealth of Pennsylvania and all of the Counties in which we have branch locations. The lowest unemployment rate in 2017 for all the Counties we serve was 4.8% which was in Dauphin and Perry Counties. The decrease in unemployment rates may have a positive impact on economic growth within these areas and could have a corresponding effect on our business by increasing loan demand and improving asset quality.

Our asset quality improved in the first quarter of 2017. Nonperforming assets decreased $103 or 1.3% to $8,072 at March 31, 2017, from $8,175 at December 31, 2016. We experienced a decrease in restructured loans, accruing loans past due 90 days or more and foreclosed assets, which more than offset the increase in nonaccrual loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.7% at March 31, 2017 compared to 2.0% at December 31, 2016.

Loans on nonaccrual status increased $339 to $1,725 at March 31, 2017 from $1,386 at December 31, 2016. The increase in nonaccrual loans was due to increases of $225 in commercial real estate loans and $224 in residential real estate loans offset partially by a $110 decrease in commercial loans. Accruing troubled debt restructured loans declined $208 or 3.6%, to $5,597 at March 31, 2017 from $5,805 at December 31, 2016. Accruing loans past due 90 days or more declined $170, while other real estate owned decreased $64 during the three months ended March 31, 2017.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to maximize profitability. However, this objective is superseded by our attempts to assure that asset quality remains strong. During the first quarter of 2017, we continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The allowance for loan losses is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended December 13, 2006, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB Accounting Standards Codification (“ASC”) 310, “Receivables”, for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, “Contingencies”, for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, the Chief Credit Officer identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events. However, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions. For additional disclosure related to the allowance for loan losses refer to the note entitled, “Loans, net and Allowance for Loan Losses”, in the Notes to Consolidated Financial Statements to this Quarterly Report.

The allowance for loan losses increased $597 to $4,329 at March 31, 2017, from $3,732 at the end of 2016. The increase in the allowance was primarily attributable to the significant loan growth in the first quarter of 2017. For the three months ended March 31, 2017, net charge-offs were $8 or 0.01%, of average loans outstanding, a $739 decrease compared to $747 or 0.74% of average loans outstanding in the same period of 2016.

Deposits:

We attract the majority of our deposits from within our six county market area that stretches from Schuylkill County in the eastern part of Pennsylvania to Somerset County in the southwestern part of Pennsylvania by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2017, total deposits increased to $496,507 from $452,560 at December 31, 2016. Noninterest-bearing accounts increased $5,195, while interest-bearing accounts increased $38,752 in the three months ended March 31, 2017. Interest-bearing transaction accounts, including NOW, money market and savings accounts, increased $35,069 or 13.6%, to $292,731 at March 31, 2017 from $257,662 at December 31, 2016. Total time deposits increased $3,683 to $124,649 at March 31, 2017 from $120,966 at December 31, 2016. Time deposits less than $100 increased $2,735 or 3.7%, while time deposits of $100 or more increased $948 or 2.0%.

For the first quarter, interest-bearing deposits averaged $402,339 in 2017 compared to $388,317 in 2016. The cost of interest-bearing deposits was 0.54% in the first quarter of 2017 compared to 0.48% for the same period last year. For the three months ended March 31, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.60% in 2017 compared to 0.53% in 2016. The cost of interest-bearing liabilities increased 9 basis points when comparing the first quarter of 2017 and the fourth quarter of 2016.

Despite the recent FOMC actions. interest rates have been at historic lows for an extended period. Time deposit rates have remained flat. As such, customers have continued to be attracted to interest-bearing non-maturity deposits to provide flexibility in the event of greater increases in general market rates in the near term.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At March 31, 2017, short-term borrowings totaled $30,000 compared to $31,500 at December 31, 2016, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. The average cost of short-term borrowings was 86 basis points in the first quarter of 2017 and 58 basis points during the same period last year. Long-term debt totaled $11,073 at March 31, 2017 as compared to $11,154 at December 31, 2016. The average cost of long-term debt was 2.73% in the first quarter of 2017 and 2.34% for the same period last year.

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

As a result of economic uncertainty and a prolonged era of historically low market rates, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in a bank’s risk management process or high risk exposure relative to capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of a bank’s risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 0.99 at March 31, 2017. Given the recent actions of the FOMC and the potential for rates to increase in the future, the focus of ALCO has been to move towards a positive static gap position.

The current position at March 31, 2017, indicates that the amount of RSL repricing within one year would exceed that of RSA, thereby causing increases in market rates, to slightly decrease net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2017, produced different results from those indicated by the one-year static gap position. Given an instantaneous and parallel shift in interest rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2018, would increase 0.30% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2017. Our noncore funds at March 31, 2017, were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2017, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 5.73%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 6.27%. Comparatively, our overall noncore dependence ratio improved from year-end 2016 when it was 6.85%. Similarly, our net short-term noncore funding ratio was 7.36% at year-end, indicating that our reliance on noncore funds has decreased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $3,284 during the three months ended March 31, 2017. Cash and cash equivalents increased $2,651 for the same period last year. For the three months ended March 31, 2017, net cash outflows of $463 from operating activities and $54,014 from investing activities were more than offset by a net cash inflow of $57,761 from financing activities. For the same period of 2016, net cash inflows of $389 from operating activities and $11,050 from investing activities more than offset a net cash outflow of $8,788 from financing activities.

Operating activities used net cash of $463 for the first quarter of 2017 and provided net cash of $389 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $54,014 for the three months ended March 31, 2017. For the same comparable period in 2016, investing activities provided net cash of $11,050. In 2017, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. Investment portfolio activities along with a decrease in lending were the predominant factors causing the net cash inflow from investing activities in 2016.

Financing activities provided net cash of $57,761 for the three months ended March 31, 2017 and used net cash of $8,788 for the same period last year. Deposit gathering is a predominant financing activity. During the three months ended March 31, 2017 and 2016, deposits increased $43,947 and $7,162, respectively. The capital issuance accounting for a net cash inflow of $15,941 also significantly influenced financing activities in 2017.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $57,091 or $12.45 per common share at March 31, 2017, and $41,920 or $12.95 per common share at December 31, 2016. The increase in equity in the first quarter of 2017 was a result of the completion of the sale of approximately $17.0 million in common and preferred equity, before expenses, to accredited investors and qualified institutional buyers through the private placement of 269,885 shares of common stock and 1,348,809 shares of a newly created series of convertible, perpetual preferred stock. Stockholders’ equity was also affected by a recognizing a net loss of $567, cash dividends declared of $669, compensation costs of $4 relating to option grants, the issuance of common stock to Riverview’s ESPP, 401k and dividend reinvestment plans of $123 and other comprehensive income of $339 resulting from net unrealized gains in the investment portfolio.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. The Bank’s Tier I and total risk-based capital ratios are strong and have consistently exceeded the well capitalized regulatory capital ratios of 8.0% and 10.0% required for well capitalized institutions. The ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 11.7% at March 31, 2017 and 9.9% at December 31, 2016. The total risk-based capital ratio was 12.7% at March 31, 2017 and 10.9% at December 31, 2016. In addition, the Bank is required to maintain a minimum common equity Tier 1 capital to risk-weighted assets of 5.75% for the calendar year of 2017. The Bank’s common equity Tier I capital to risk-weighted assets ratio was 11.7% at March 31, 2017 and 9.9% at December 31, 2016. The Bank’s Leverage ratio, which equaled 9.94% at March 31, 2017 and 7.7% at December 31, 2016, exceeded the minimum of 4.0% for capital adequacy purposes. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized under regulatory capital guidelines. There are no conditions or negative events since this notification that we believe have changed the Bank’s category.

Review of Financial Performance:

The Company reported a net loss of $567 thousand or $(0.12) per basic and diluted weighted average common share for the first quarter of 2017, compared to net income of $753 thousand or $0.23 per basic and diluted weighted average common share, for the comparable period of 2016. The net loss recognized in the first quarter of 2017 was a direct result of incurring certain costs involved in implementing strategic initiatives to enhance shareholder value through asset growth provided by organic and inorganic opportunities. On January 20, 2017, Riverview announced the successful completion of a $17.0 million private placement of common and preferred securities. The additional capital afforded Riverview the ability to significantly grow its loan portfolio through hiring multiple teams of experienced and established lenders to serve new and existing markets. More notably the capital raise allowed Riverview to announce on April 20, 2017, the execution of a definitive business combination agreement to form a strategic partnership with CBT Financial Corp. This action will form a combined community banking franchise with approximately $1.2 billion of assets and will provide enhanced products and services through 33 banking locations covering 12 Pennsylvania counties.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 34.0% in 2017 and 2016.

For the three months ended March 31, tax-equivalent net interest income decreased $131 to $4,487 in 2017 from $4,618 in 2016. The net interest spread decreased to 3.48% for the three months ended March 31, 2017 from 3.72% for the three months ended March 31, 2016. The tax-equivalent net interest margin decreased to 3.57% for the first quarter of 2017 from 3.79% for the comparable period of 2016. The tax-equivalent net interest margin for the fourth quarter of 2017 was 3.76%.

For the three months ended March 31, tax-equivalent interest income on earning assets decreased $67 to $5,116 in 2017 from $5,183 in 2016. The yield on earning assets, on a fully tax-equivalent basis, declined 17 basis points for the three months ended March 31, 2017 at 4.08% as compared to 4.25% for the three months ended March 31, 2016. The tax-equivalent yield on loans decreased 20 basis points for the first quarter of 2017 to 4.30% from 4.50% for the first quarter of 2016. Average loans increased to $420,080 for the quarter ended March 31, 2017 compared to $407,301 for the same period in 2016. The tax-equivalent interest earned on loans was $4,449 for the three month period ended March 31, 2017 compared to $4,557 for the same period in 2016, a decrease of $108. Comparing the first quarters of 2017 and 2016, tax equivalent interest income on investments improved $28 as average volumes grew $2,010 and tax-equivalent yield increased 9 basis points.

Total interest expense increased $64 to $629 for the three months ended March 31, 2017 from $565 for the three months ended March 31, 2016. Deposit costs increased to 0.54% in the first quarter of 2017 from 0.48% in the first quarter of 2016. The average volume of interest bearing liabilities decreased to $423,785 for the three months ended March 31, 2017 as compared to $427,350 for the three months ended March 31, 2016. The cost of funds increased to 0.60% for the first quarter of 2017 as compared to 0.53% for the same period in 2016.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Average balances were calculated using average daily balances. Averages for earning assets include nonaccrual loans. Loan fees are included in interest income on loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax equivalent basis using the prevailing federal statutory tax rate of 34%.

	Three months ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$403,684	$4,285	4.30%	$394,587	$4,427	4.51%
Tax exempt	16,396	164	4.06%	12,714	130	4.11%
Investments
Taxable	69,253	567	3.32%	53,747	404	3.02%
Tax exempt	5,748	71	5.01%	19,244	206	4.31%
Interest bearing deposits	10,662	23	0.87%	8,998	15	0.67%
Federal funds sold	3,293	6	0.74%	808	1	0.50%

Total earning assets	509,036	5,116	4.08%	490,098	5,183	4.25%
Less: allowance for loan losses	3,811			4,355
Other assets	52,836			59,284

Total assets	$558,061			$545,027

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$73,592	117	0.64%	$41,014	33	0.32%
NOW accounts	126,778	89	0.28%	139,933	113	0.32%
Savings accounts	79,368	29	0.15%	70,609	41	0.23%
Time deposits less than $100	73,510	163	0.90%	79,202	153	0.78%
Time deposits $100 or more	49,091	134	1.11%	57,559	127	0.89%
Short term borrowings	10,324	22	0.86%	29,593	43	0.58%
Long-term debt	11,122	75	2.73%	9,440	55	2.34%

Total interest bearing liabilities	423,785	629	0.60%	427,350	565	0.53%
Non-interest bearing demand deposits	73,188			68,274
Other liabilities	6,325			6,621
Stockholders’ equity	54,763			42,782

Total liabilities and stockholders’ equity	$558,061			$545,027

Net interest income/spread		$4,487	3.48%		$4,618	3.72%

Net interest margin			3.57%			3.79%
Tax-equivalent adjustments:
Loans		$56			$44
Investments		24			70

Total adjustments		$80			$114

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2017.

For the three months ended March 31, the provision for loan losses totaled $605 in 2017 and $99 in 2016. The increase in the provision in 2017 was a direct result of loan growth.

Noninterest Income:

For the quarter ended March 31, noninterest income totaled $779 in 2017, an increase of $142 from $637 in 2016. Wealth management income grew $100 or 63.3% due to revenues from businesses acquired in 2016. In addition, service charges, fees and commissions and trust income improved $39 and $11, respectively, comparing the first quarters of 2017 and 2016. The recognition of a sign on bonus from a credit card vendor was primarily responsible for the increase in service charges, fees and commissions. Mortgage banking income in 2017 remained at the amount recognized during the first quarter of last year despite recent increases in interest rates. Income of bank owned life insurance declined to $73 in the first quarter of 2017 compared to $82 for the comparable quarter of 2016.

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

Noninterest expense increased $1,048 or 25.5%, to $5,163 for the three months ended March 31, 2017, from $4,115 for the same period last year. The majority of the increase in salaries and employee benefit expense was a result of implementing the lending team lift out initiative and related costs, as well as staffing a full service office in Berks County in the first quarter of 2017. Additions to leased facilities for this newly opened community banking office along with offices to support the lending teams were primarily responsible for the $93 thousand or 16.8% increase in occupancy and equipment costs. The majority of the $188 thousand increase in other expenses comparing the first quarters of 2017 and 2016 was a result of incurring professional fees related to the announced business combination with CBT Financial Corp.

Income Taxes:

We recorded an income tax benefit of $15 for the three months ended March 31, 2017 and income tax expense of $174 for the same period last year.

Riverview Financial Corporation

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2017, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2017

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2017

Exhibit Index

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).