Form 10-Q
period 2017-06-30
Riverview Financial Corp
filed 2017-08-03
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 4,877,265 at July 25, 2017.

Exhibit index on page 41

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2017

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$9,613	$7,783
Interest-bearing deposits in other banks	6,064	11,337
Investment securities available-for-sale	67,852	73,113
Loans held for sale	1,037	652
Loans, net	504,749	409,343
Less: allowance for loan losses	4,834	3,732

Net loans	499,915	405,611
Premises and equipment, net	12,132	12,201
Accrued interest receivable	1,651	1,726
Goodwill	5,079	5,408
Intangible assets	1,170	1,405
Other assets	23,728	23,812

Total assets	$628,241	$543,048

Liabilities:
Deposits:
Noninterest-bearing	$76,096	$73,932
Interest-bearing	447,799	378,628

Total deposits	523,895	452,560
Short-term borrowings	30,000	31,500
Long-term debt	11,589	11,154
Accrued interest payable	194	192
Other liabilities	5,048	5,722

Total liabilities	570,726	501,128

Stockholders’ equity:
Preferred stock: no par value, authorized 3,000,000 shares; Series A convertible perpetual preferred stock
Common stock: no par value, authorized 20,000,000 shares; June 30, 2017, issued and outstanding 4,876,774 shares; December 31, 2016, issued and outstanding 3,237,859 shares	45,240	29,052
Capital surplus	235	220
Retained earnings	13,118	14,845
Accumulated other comprehensive loss	(1,078)	(2,197)

Total stockholders’ equity	57,515	41,920

Total liabilities and stockholders’ equity	$628,241	$543,048

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2017	2016	2017	2016
Interest income:
Interest and fees on loans:
Taxable	$4,989	$4,337	$9,274	$8,764
Tax-exempt	107	88	215	174
Interest and dividends on investment securities available-for-sale:
Taxable	566	435	1,130	836
Tax-exempt	46	91	93	227
Dividends		4	3	7
Interest on interest-bearing deposits in other banks	24	13	47	28
Interest on federal funds sold	4	1	10	2

Total interest income	5,736	4,969	10,772	10,038

Interest expense:
Interest on deposits	668	461	1,200	928
Interest on short-term borrowings	63	13	85	56
Interest on long-term debt	78	82	153	137

Total interest expense	809	556	1,438	1,121

Net interest income	4,927	4,413	9,334	8,917
Provision for loan losses	519	156	1,124	255

Net interest income after provision for loan losses	4,408	4,257	8,210	8,662

Noninterest income:
Service charges, fees and commissions	292	320	629	618
Commission and fees on fiduciary activities	31	35	61	54
Wealth management income	194	179	452	337
Mortgage banking income	147	109	229	191
Bank owned life insurance investment income	74	76	147	158
Net gain on sale of investment securities available-for-sale	64	334	63	332

Total noninterest income	802	1,053	1,581	1,690

Noninterest expense:
Salaries and employee benefits expense	2,757	2,126	5,593	4,277
Net occupancy and equipment expense	634	526	1,280	1,079
Amortization of intangible assets	71	76	235	152
Net cost of operation of other real estate owned	138	89	174	131
Other expenses	1,441	1,428	2,922	2,721

Total noninterest expense	5,041	4,245	10,204	8,360

Income (loss) before income taxes	169	1,065	(413)	1.992
Income tax expense (benefit)	(10)	210	(25)	384

Net income (loss)	179	855	(388)	1,608

Other comprehensive income:
Unrealized gain on investment securities available-for-sale	1,246	581	1,758	1,088
Reclassification adjustment for net gain on sale of investment securities available-for-sale included in net income (loss)	(64)	(334)	(63)	(332)

Other comprehensive income	1,182	247	1,695	756
Income tax expense (benefit) related to other comprehensive income	402	84	576	257

Other comprehensive income, net of income taxes	780	163	1,119	499

Comprehensive income	$959	$1,018	$731	$2,107

Per share data:
Net income:
Basic	$0.04	$0.27	$(0.08)	$0.50
Diluted	$0.04	$0.27	$(0.08)	$0.50
Average common shares outstanding:
Basic	3,655,446	3,214,248	3,555,629	3,210,375
Diluted	3,726,939	3,245,868	3,555,629	3,233,937
Dividends declared	$0.14	$0.14	$0.28	$0.28

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016			$28,681	$180	$13,550	$(108)	$42,303
Net income					1,608		1,608
Other comprehensive income, net of income taxes						499	499
Compensation cost of option grants				21			21
Issuance under ESPP, 401k and Dividend Reinvestment plans: 15,390 shares			174				174
Dividends declared, $0.28 per share					(884)		(884)

Balance, June 30, 2016			$28,855	$201	$14,274	$391	$43,721

Balance, January 1, 2017			$29,052	$220	$14,845	$(2,197)	$41,920
Net loss					(388)		(388)
Other comprehensive income, net of income taxes						1,119	1,119
Compensation cost of option grants				15			15
Issuance of 269,885 common shares			2,658				2,658
Issuance of 1,348,809 preferred shares		$13,283					13,283
Preferred shares converted into common shares		(13,283)	13,283
Issuance under ESPP, 401k and Dividend Reinvestment plans: 9,614 shares			247				247
Dividends declared: $0.28 per share					(1,339)		(1,339)

Balance, June 30, 2017$	$		$45,240	$235	$13,118	$(1,078)	$57,515

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2017		2016
Cash flows from operating activities:
Net income (loss)		$(388)		$1,608
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of premises and equipment		392		390
Provision for loan losses		1,124		255
Stock based compensation		15		21
Net amortization of investment securities available-for-sale		195		279
Net cost of operation of other real estate owned		174		131
Net gain on sale of investment securities available-for-sale		(63)		(332)
Amortization of purchase adjustment on loans		(98)		(270)
Amortization of intangible assets		235		152
Deferred income taxes		(47)		384
Proceeds from sale of loans originated for sale		11,606		10,877
Net gain on sale of loans originated for sale		(229)		(182)
Loans originated for sale		(11,762)		(9,919)
Bank owned life insurance investment income		(147)		(158)
Net change in:
Accrued interest receivable		75		8
Other assets		(785)		(418)
Accrued interest payable		2		(15)
Other liabilities		(674)		(123)

Net cash provided by (used in) operating activities		(375)		2,688

Cash flows from investing activities:
Net maturities of interest-bearing time deposits				991
Investment securities available-for-sale:
Purchases				(31,265)
Proceeds from repayments		1,260		5,052
Proceeds from sales		5,564		28,619
Proceeds from the sale of other real estate owned		433		1,020
Net decrease in restricted equity securities		83		1,727
Net (increase) decrease in loans		(95,517)		9,571
Business disposition (acquisition), net of cash		329		(895)
Purchases of premises and equipment		(323)		(253)
Purchase of bank owned life insurance		(16)		(27)

Net cash provided by (used in) investing activities		(88,187)		14,540

Cash flows from financing activities:
Net increase in deposits		71,335		13,105
Net decrease in short-term borrowings		(1,500)		(38,506)
Repayment of long-term debt		(165)		(65)
Proceeds from long-term debt		600		2,050
Issuance under ESPP, 401k and DRP plans		247		174
Issuance of common stock		15,941
Cash dividends paid		(1,339)		(884)

Net cash provided by (used in) financing activities		85,119		(24,126)

Net increase (decrease) in cash and cash equivalents		(3,443)		(6,898)
Cash and cash equivalents - beginning		19,120		21,697

Cash and cash equivalents - ending		$15,677		$14,799

Supplemental disclosures:
Cash paid during the period for:
Interest		$1,436		$1,136

Income taxes	$		$

Noncash items from investing activities:
Other real estate acquired in settlement of loans		$187		$1,040

See notes to consolidated financial statements.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of Operations

Riverview Financial Corporation, (the “Company”), a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Riverview Bank (the “Bank”). The Company services its retail and commercial customers through 17 community banking offices located within Berks, Dauphin, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties in Pennsylvania.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended and as of June 30, 2017, are not necessarily indicative of the results of operations and financial position that may be expected in the future. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K, filed on March 29, 2017.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, the determination of other-than-temporary impairment losses on securities and impairment of goodwill. Actual results could differ from those estimates.

Recent Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things: require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements. The Company does not expect the adoption of the new accounting guidance to have a material effect on its consolidated financial statements, and expects the fair values of financial instruments disclosed in the footnotes to conform to a market participant’s view for measurement and disclosure purposes.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This ASU is effective for fiscal years beginning after December 15, 2017, and interims periods within those fiscal years. The Company does not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Net unrealized loss on investment securities available-for-sale	$(818)	$(2,513)
Related income taxes	(278)	(854)

Net of income taxes	(540)	(1,659)

Benefit plan adjustments	(815)	(815)
Related income taxes	(277)	(277)

Net of income taxes	(538)	(538)

Accumulated other comprehensive income (loss)	$(1,078)	$(2,197)

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2017 and 2016 is as follows:

Three months ended June 30,	2017	2016
Unrealized gain on investment securities available-for-sale	$1,246	$581
Net gain on the sale of investment securities available-for-sale (1)	(64)	(334)

Other comprehensive income before taxes	1,182	247
Income tax expense (benefit)	402	84

Other comprehensive income	$780	$163

Six months ended June 30,	2017	2016
Unrealized gain on investment securities available-for-sale	$1,758	$1,088
Net gain on the sale of investment securities available-for-sale (1)	(63)	(332)

Other comprehensive income before taxes	1,695	756
Income tax expense (benefit)	576	257

Other comprehensive income	$1,119	$499

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

3. Earnings per share:

Basic earnings per share is computed by dividing net income (loss) allocated to common stockholders divided by the weighted-average number of common shares outstanding during the period. Net income (loss) allocated to common stockholders is net income (loss) adjusted for preferred stock dividends including dividends declared, less income (loss) allocated to participating securities. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

Three months ended June 30,	2017	2016
Numerator:
Net income (loss)	$179	$855
Dividends on preferred stock	(186)

Net income (loss) available to common stockholders	$(7)	$855
Undistributed loss allocated to preferred stockholders	128

Income (loss) allocated to common stockholders	$121	$855

Denominator:
Basic	3,655,446	3,214,248
Dilutive options	71,493	31,620

Diluted	3,726,939	3,245,868

Earnings per share:
Basic	$0.04	$0.27
Diluted	$0.04	$0.27

Six months ended June 30,	2017	2016
Numerator:
Net income (loss)	$(388)	$1,608
Dividends on preferred stock	(371)

Net income (loss) available to common stockholders	$(759)	$1,608
Undistributed loss allocated to preferred stockholders	475

Income (loss) allocated to common stockholders	$(284)	$1,608

Denominator:
Basic	3,555,629	3,210,375
Dilutive options		23,562

Diluted	3,555,629	3,233,937

Earnings per share:
Basic	$(0.08)	$0.50
Diluted	$(0.08)	$0.50

None of the outstanding stock options for the three months ended June 30, 2017 were excluded from the diluted earnings per share calculation because their effect was antidilutive. All of the outstanding stock options for the six months ended June 30, 2017 were excluded from the diluted earnings per share calculation because the effect was antidilutive. There were 25,300 outstanding stock options for the three and six months ended June 30, 2016 that were excluded from the diluted earnings per share calculation because of their antidilutive effect.

On January 20, 2017, Riverview announced that it entered into agreements with accredited investors and qualified institutional buyers to raise approximately $17.0 million in common and preferred equity, before expenses, through the private placement of 269,885 shares of its no par value common stock at a price of $10.50 per share and 1,348,809 shares of a newly created Series A convertible, perpetual preferred stock (the “Series A preferred stock”) at a price of $10.50 per share.

Effective as of the close of business on June 22, 2017, the Company filed an amendment to the Articles of Incorporation to authorize a class of non-voting common stock after obtaining shareholder approval on June 21, 2017. As a result, each share of Series A preferred stock was automatically converted into one share of non-voting common stock as of the effective date. The non-voting common stock has the same relative rights as, and is identical in all respects with, each other share of common stock of the Company, except that holders of non-voting common stock do not have voting rights.

The additional capital allowed Riverview to announce on April 20, 2017, the execution of a definitive business combination agreement to form a strategic partnership with CBT Financial Corp, Clearfield, Pennsylvania. This action will form a combined community banking franchise with approximately $1.2 billion of assets and will provide enhanced products and services through 33 banking locations covering 12 Pennsylvania counties.

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at June 30, 2017 and December 31, 2016 are summarized as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$43,155	$411	$713	$42,853
Tax-exempt	5,747	88		5,835
Mortgage-backed securities:
U.S. Government agencies	1,713	3	5	1,711
U.S. Government-sponsored enterprises	8,520	63	93	8,490
Corporate debt obligations	9,535		572	8,963

Total	$68,670	$565	$1,383	$67,852

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,088		$67	$5,021
State and municipals:
Taxable	44,045	$234	1,885	42,394
Tax-exempt	5,748	3	77	5,674
Mortgage-backed securities:
U.S. Government agencies	1,905		15	1,890
U.S. Government-sponsored enterprises	9,115	28	247	8,896
Corporate debt obligations	9,542		492	9,050
Equity securities, financial services	183	5		188

Total	$75,626	$270	$2,783	$73,113

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2017, is summarized as follows:

June 30, 2017	Fair Value
Within one year	$174
After one but within five years	2,132
After five but within ten years	9,874
After ten years	45,471

57,651
Mortgage-backed securities	10,201

Total	$67,852

Securities with a carrying value of $67,852 and $47,576 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2017 and December 31, 2016, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$25,822	$643	$1,992	$70	$27,814	$713
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies	259	5			259	5
U.S. Government-sponsored enterprises	4,481	93			4,481	93
Corporate debt obligation	3,827	173	5,136	399	8,963	572

Total	$34,389	$914	$7,128	$469	$41,517	$1,383

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$5,021	$67			$5,021	$67
U.S. Government-sponsored enterprises
State and municipals:
Taxable	30,895	1,876	$282	$9	31,177	1,885
Tax-exempt	3,998	77			3,998	77
Mortgage-backed securities:
U.S. Government agencies	1,891	15			1,891	15
U.S. Government-sponsored enterprises	7,412	247			7,412	247
Corporate debt obligation	9,050	492			9,050	492

Total	$58,267	$2,774	$282	$9	$58,549	$2,783

The Company had 47 investment securities, consisting of 38 taxable state and municipal obligations, four mortgage-backed securities, four corporate debt obligations and one US Government Agency security that were in unrealized loss positions at June 30, 2017. Of these securities, four taxable state and municipal obligation and two corporate debt obligations were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2017. There was no OTTI recognized for the three and six months ended June 30, 2017 and 2016.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2017 and December 31, 2016 are summarized as follows. Net deferred loan costs were $873 and $1,077 at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Commercial	$60,057	$51,166
Real estate:
Construction	9,491	8,605
Commercial	302,092	212,550
Residential	126,895	130,874
Consumer	6,214	6,148

Total	$504,749	$409,343

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

		Real Estate
June 30, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance April 1, 2017	$625	$160	$2,545	$821	$54	$124	$4,329
Charge-offs	(10)			(9)	(2)		(21)
Recoveries				6	1		7
Provisions	142	32	420	10	(4)	(81)	519

Ending balance	$757	$192	$2,965	$828	$49	$43	$4,834

		Real Estate
June 30, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$629	$160	$2,110	$789	$44		$3,732
Charge-offs	(10)			(16)	(7)		(33)
Recoveries			3	7	1		11
Provisions	138	32	852	48	11	$43	1,124

Ending balance	$757	$192	$2,965	$828	$49	$43	$4,834

		Real Estate
June 30, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance April 1, 2016	$566	$93	$2,211	$754	$30		$63	$3,717
Charge-offs		(249)	(41)	(8)	(5)			(303)
Recoveries	36			2	1			39
Provisions	(44)	326	(70)	(3)	10		(63)	156

Ending balance	$558	$170	$2,100	$745	$36	$		$3,609

		Real Estate
June 30, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$1,298	$202	$2,227	$613	$25	$	$4,365
Charge-offs	(723)	(249)	(65)	(8)	(16)		(1,061)
Recoveries	46			2	2		50
Provisions	(63)	217	(62)	138	25		255

Ending balance	$558	$170	$2,100	$745	$36	$	$3,609

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2017 and December 31, 2016 is summarized as follows:

		Real Estate
June 30, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$757	$192	$2,965	$828	$49	$43	$4,834

Ending balance: individually evaluated for impairment	33		205	58			296

Ending balance: collectively evaluated for impairment	$724	$192	$2,760	$770	$49	$43	$4,538

Loans receivable:
Ending balance	$60,057	$9,491	$302,092	$126,895	$6,214		$504,749

Ending balance: individually evaluated for impairment	923		3,550	2,533			7,006

Ending balance: collectively evaluated for impairment	$59,134	$9,491	$298,542	$124,362	$6,214		$497,743

		Real Estate
December 31, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$629	$160	$2,110	$789	$44		$3,732

Ending balance: individually evaluated for impairment	8		140				148

Ending balance: collectively evaluated for impairment	$621	$160	$1,970	$789	$44		$3,584

Loans receivable:
Ending balance	$51,166	$8,605	$212,550	$130,874	$6,148		$409,343

Ending balance: individually evaluated for impairment	966		3,924	2,515			7,405

Ending balance: collectively evaluated for impairment	$50,200	$8,605	$208,626	$128,359	$6,148		$401,938

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass – A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss or designated as Special Mention.

•	Special Mention – A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

•	Substandard – A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss – A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2017 and December 31, 2016:

June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$56,500	$1,840	$1,717		$60,057
Real estate:
Construction	9,081	410			9,491
Commercial	290,502	7,820	3,770		302,092
Residential	125,196	28	1,671		126,895
Consumer	6,214				6,214

Total	$487,493	$10,098	$7,158		$504,749

December 31, 2016:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$47,765	$1,604	$1,797		$51,166
Real estate:
Construction	8,605				8,605
Commercial	200,636	8,063	3,851		212,550
Residential	129,320	28	1,526		130,874
Consumer	6,148				6,148

Total	$392,474	$9,695	$7,174		$409,343

Information concerning nonaccrual loans by major loan classification at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
Commercial	$323	$356
Real estate:
Construction
Commercial	564	359
Residential	815	671
Consumer

Total	$1,702	$1,386

The major classifications of loans by past due status at June 30, 2017 and December 31, 2016 are summarized as follows:

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$1,100	$546	$208	$1,854	$58,203	$60,057
Real estate:
Construction		409		409	9,082	9,491
Commercial	681	159	288	1,128	300,964	302,092
Residential	240	46	656	942	125,953	126,895	$35
Consumer	1	1		2	6,212	6,214

Total	$2,022	$1,161	$1,152	$4,335	$500,414	$504,749	$35

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$580	$	$214	$794	$50,372	$51,166
Real estate:
Construction	22			22	8,583	8,605
Commercial	784	97	11	892	211,658	212,550
Residential	905	256	592	1,753	129,121	130,874	$357
Consumer	6		2	8	6,140	6,148	2

Total	$2,297	$353	$819	$3,469	$405,874	$409,343	$359

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2017 and June 30, 2016, and as of and for the year ended, December 31, 2016 by major loan classification:

				This Quarter		Year-to-Date
June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$840	840		$842	$7	$805	$15
Real estate:
Construction
Commercial	2,685	2,685		2,991	22	3,110	58
Residential	2,342	2,342		2,280	26	2,461	59
Consumer

Total	5,867	5,867		6,113	55	6,376	132

With an allowance recorded:
Commercial	83	83	33	28	1	75	1
Real estate:
Construction
Commercial	865	865	205	865	6	787	12
Residential	189	327	58	189	4	94	4
Consumer

Total	1,137	1,275	296	1,082	11	956	17

Commercial	923	923	33	870	8	880	16
Real estate:
Construction
Commercial	3,550	3,550	205	3,856	28	3,897	70
Residential	2,531	2,669	58	2,469	30	2,555	63
Consumer

Total	$7,004	$7,142	$296	$7,195	$66	$7,332	$149

					For the Year Ended
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$225	$225	$		$225
Real estate:
Construction
Commercial	3,094	3,094			3,168	147
Residential	2,515	2,652			2,747	130
Consumer

Total	5,834	5,971			6,140	277

With an allowance recorded:
Commercial	741	741		8	761	30
Real estate:
Construction
Commercial	830	830		140	840
Residential
Consumer

Total	1,571	1,571		148	1,601	30

Commercial	966	966		8	986	30
Real estate:
Construction
Commercial	3,924	3,924		140	4,008	147
Residential	2,515	2,652			2,747	130
Consumer

Total	$7,405	$7,542		$148	$7,741	$307

					This Quarter		Year-to-Date
June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$848	$848	$		$850	$7	$852	$14
Real estate:
Construction
Commercial	3,976	3,976			3,993	45	4,009	90
Residential	2,726	2,863			2,925	34	2,959	68
Consumer

Total	7,550	7,687			7,768	86	7,820	172

With an allowance recorded:
Commercial	131	131		1	132		134
Real estate:
Construction
Commercial	207	207		2	209		212
Residential	119	119		33	120	1	120	2
Consumer

Total	457	457		36	461	1	466	2

Commercial	979	979		1	982	7	986	14
Real estate:
Construction
Commercial	4,183	4,183		2	4,202	45	4,221	90
Residential	2,845	2,982		33	3,045	35	3,079	70
Consumer

Total	$8,007	$8,144		$36	$8,229	$87	$8,286	$174

For the three and six months ended June 30, interest income, related to impaired loans, would have been $28 and $54 in 2017 and $28 and $56 in 2016 had the loans been current and the terms of the loans not been modified.

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $5,635 at June 30, 2017, $6,208 at December 31, 2016 and $6,853 at June 30, 2016.

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

There was one loan modified as troubled debt restructuring for the three months ended June 30, 2017 in the amount of $109 and two loans modified as troubled debt restructuring for the six months ended June 30, 2017 in the amount of $138. These loans are residential real estate loans. There were no loans modified as troubled debt restructuring for the three months and six months ending June 30, 2016.

During the three months ending June 30, 2017, there were no defaults on loans restructured within the last 12 months. During the six months ending June 30, 2017, there were four defaults on loans restructured within the last twelve months totaling $1,229. These loans were comprised of four residential real estate loans. Each of these loans defaulted as they were all more than 30 days past due as of June 30, 2017. The effect of these defaults on the allowance for loan losses was negligible as all loans were well secured and the delinquencies were promptly cured. During the three months and six months ending June 30, 2016, there was one default on loans restructured within the last 12 months totaling $64.

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

As part of its acquisition due diligence process, the Bank reviews the acquired institution’s loan grading system and the associated risk rating for loans. In performing this review, the Bank considers cash flows, debt service coverage, delinquency status, accrual status, and collateral for the loan. This process allows the Bank to clearly identify the population of acquired loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that the Bank would be unable to collect all contractually required payments. All such loans identified by the Bank are considered to be within the scope of ASC 310-30, “Loan and Debt Securities Acquired with Deteriorated Credit Quality” and are identified as “Purchased Credit Impaired Loans”.

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

The following is a summary of the loans acquired in the Union merger as of November 1, 2013, the date of the consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Union
Contractually required principal and interest at acquisition	$10,290	$92,704	$102,994
Contractual cash flows not expected to be collected	(5,487)	(9,492)	(14,979)

Expected cash flows at acquisition	4,803	83,212	88,015
Interest component of expected cash flows	(386)	(12,278)	(12,664)

Basis in acquired loans at acquisition – estimated fair value	$4,417	$70,934	$75,351

The unpaid principal balances and the related carrying amount of Union acquired loans as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$773	$793
Carrying Amount	451	463
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	33,755	38,901
Carrying Amount	33,321	38,077
Total Purchased Loans
Outstanding balance	34,528	39,694
Carrying Amount	$33,772	$38,540

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance – beginning of period	$158	$259	$164	$307
Accretion recognized during the period	(14)	(21)	(27)	(115)
Net reclassification from non-accretable to accretable	8	13	15	59

Balance – end of period	$152	$251	$152	$251

The following is a summary of the loans acquired in the Citizens’ merger as of December 31, 2015, the effective date of the merger:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Citizens
Contractually required principal and interest at acquisition	$894	$81,780	$82,674
Contractual cash flows not expected to be collected	(237)	(13,517)	(13,754)

Expected cash flows at acquisition	657	68,263	68,920
Interest component of expected cash flows	(217)	(10,841)	(11,058)

Basis in acquired loans at acquisition – estimated fair value	$440	$57,422	$57,862

The unpaid principal balances and the related carrying amount of Citizens acquired loans as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$509	$608
Carrying Amount	340	424
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	41,857	45,842
Carrying Amount	41,672	45,593
Total Purchased Loans
Outstanding balance	42,366	46,450
Carrying Amount	$42,012	$46,017

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance – beginning of period	$165	$213	$206	$217
Accretion recognized during the period	(7)	(8)	(17)	(14)
Net reclassification from non-accretable to accretable	3	1	(28)	3

Balance – end of period	$161	$206	$161	$206

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

Unused commitments at June 30, 2017, totaled $105,163, consisting of $64,448 in commitments to extend credit, $36,951 in unused portions of lines of credit and $3,764 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2016, totaled $58,475, consisting of $27,829 in commitments to extend credit, $26,729 in unused portions of lines of credit and $3,917 in standby letters of credit.

6. Other assets:

The components of other assets at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016
Other real estate owned	$205	$625
Bank owned life insurance	12,020	11,857
Restricted equity securities	1,762	1,845
Deferred tax assets	6,873	7,402
Other assets	2,868	2,083

Total	$23,728	$23,812

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

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. In many cases, these values cannot be realized in immediate settlement of the instrument.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at June 30, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
June 30, 2017	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$42,853		$42,853
Tax-exempt	5,835		5,835
Mortgage-backed securities:
U.S. Government agencies	1,711		1,711
U.S. Government-sponsored enterprises	8,490		8,490
Corporate debt obligations	8,963		8,963

Total	$67,852	$	$67,852

	Fair Value Measurement Using
December 31, 2016	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,021		$5,021
State and municipals:
Taxable	42,394		42,394
Tax-exempt	5,674		5,674
Mortgage-backed securities:
U.S. Government agencies	1,890		1,890
U.S. Government-sponsored enterprises	8,896		8,896
Corporate debt obligations	9,050		9,050
Equity securities, financial services	188	$188

Total	$73,113	$188	$72,925

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
June 30, 2017	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Loans held for sale	$1,037		$1,037
Other real estate owned	205			$205
Impaired loans, net of related allowance	841			841

Total	$2,083		$1,037	$1,046

	Fair Value Measurement Using
December 31, 2016	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Loans held for sale	$652		$652
Other real estate owned	625			$625
Impaired loans, net of related allowance	1,424			1,424

Total	$2,701		$652	$2,049

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at June 30, 2017 and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
June 30, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Other real estate owned	$205	Appraisal of collateral	Appraisal adjustments	14.0% to 75.0% (46.1)%
			Liquidation expenses	7.0% to 11.0% (7.4)%
Impaired loans	$841	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	7.0% to 7.0% (7.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Other real estate owned	$625	Appraisal of collateral	Appraisal adjustments	22.0% to 82.0% (45.0)%
			Liquidation expenses	3.0% to 6.0% (5.0)%
Impaired loans	$1,424	Discounted cash flow	Discount rate adjustments	3.75% to 5.50% (4.3)%
			Liquidation expenses	3.0% to 7.0% (4.5)%

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

The carrying and fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
June 30, 2017	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$15,677	$15,677	$15,677
Investment securities	67,852	67,852		$67,852
Loans held for sale	1,037	1,037		1,037
Net loans	499,915	499,891			$499,891
Accrued interest receivable	1,651	1,651		1,651
Restricted equity securities	1,762	1,762	1,762
Financial liabilities:
Deposits	$523,895	$511,848		$511,848
Short-term borrowings	30,000	30,000		30,000
Long-term debt	11,589	11,257		11,257
Accrued interest payable	194	194		194

		Fair Value Hierarchy
December 31, 2016	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,120	$19,120	$19,120
Investment securities available-for-sale	73,113	73,113	188	$72,925
Loans held for sale	652	652		652
Net loans	405,611	407,561			$407,561
Accrued interest receivable	1,726	1,726		1,726
Restricted equity securities	1,845	1,845	1,845
Financial liabilities:
Deposits	$452,560	$438,744		$438,744
Short-term borrowings	31,500	31,500		31,500
Long-term debt	11,154	11,148		11,148
Accrued interest payable	192	192		192

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 29, 2017.

Operating Environment:

The United States economy grew at a stronger pace in the second quarter of 2017 compared to the same period last year and the first quarter of 2017 as a result of improvements in consumer spending, nonresidential fixed investment and net exports. The gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 2.6% in the second quarter of 2017 compared to 2.2% in the second quarter of 2016 and 1.2% in the first quarter of 2017. The consumer price index for the last 12 months rose 1.6% ending June, 2017. This inflation measure has been declining slightly since February, 2017 when it was 2.7%. Excluding food and energy, the preferred price index of the Federal Open Market Committee (“FOMC”) rose at 0.9% annualized in the second quarter of 2017 and continued to be below the FOMC’s inflation target of 2.0%. Despite the reduction in inflation, the FOMC on June 14, 2017, increased the federal funds target rate for the second time in 2017 to a range of 1.00% to 1.25%. The improvement in second quarter growth may cause the FOMC to take additional monetary policy actions in the near term which should increase general market rates. Accordingly, these interest rate increases may have an adverse impact on our loan growth, asset quality and fund costs.

Review of Financial Position:

Total assets increased $85,193, or 15.7%, to $628,241 at June 30, 2017, from $543,048 at December 31, 2016. Loans, net increased to $504,749 at June 30, 2017, compared to $409,343 at December 31, 2016, an increase of $95,406, or 23.3%. The increase in net loans during the first six months of 2017 was attributable to the hiring of multiple teams of seasoned lenders having established customer relationships in new and existing markets. Investment securities decreased $5,261, or 7.2% in the six months ended June 30, 2017. Noninterest-bearing deposits increased $2,164, while interest-bearing deposits increased $69,171 in the first six months of 2017. Total stockholders’ equity increased $15,595, or 37.2%, to $57,515 at June 30, 2017 from $41,920 at year-end 2016. On January 20, 2017, the Company announced the successful completion of a $17.0 million private placement of common and preferred securities. The additional capital not only afforded the Company the ability to significantly grow its loan portfolio but more notably the capital raise allowed us to announce on April 20, 2017, the execution of a definitive business combination agreement to form a strategic partnership with CBT Financial Corp. This action will form a combined community banking franchise with approximately $1.2 billion of assets and will provide enhanced products and services through 33 banking locations covering 12 Pennsylvania counties. The transaction is expected to close in the fourth quarter of 2017. For the six months ended June 30, 2017, total assets averaged $584,031, an increase of $44,888 from $539,143 for the same period in 2016. For the second quarter of 2017, total assets, loans, net and deposits increased $27,868, $40,268 and $27,388, respectively.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $67,852 at June 30, 2017, a decrease of $5,261, or 7.2% from $73,113 at December 31, 2016.

For the six months ended June 30, 2017, the investment portfolio averaged $74,246, an increase of $1,972 compared to $72,274 for the same period last year. The tax-equivalent yield on the investment portfolio increased 16 basis points to 3.46% for the six months ended June 30, 2017, from 3.30% for the comparable period of 2016. Moreover, the tax-equivalent yield in the second quarter of 2017 increased two basis points from 3.45% in the first quarter of 2017.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding loss, included as a separate component of stockholders’ equity of $540, net of deferred income taxes of $278, at June 30, 2017, and $1,659, net of deferred income taxes of $854, at December 31, 2016.

The Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth increased significantly in the first six months of 2017. Loans, net, increased to $504,749 at June 30, 2017 from $409,343 at December 31, 2016, an increase of $95,406, or 23.3%. The increase reflected growth in commercial, construction, commercial real estate and consumer loans, partially offset by a decrease in residential real estate loans. Business loans, including commercial, construction and commercial real estate loans, increased $99,319, or 36.5%, to $371,640 at June 30, 2017 from $272,321 at December 31, 2016. Retail loans, including residential real estate and consumer loans, declined $3,913, or 2.9% to $133,109 at the end of the first six months of 2017 from $137,022 at year-end 2016.

For the second quarter of 2017, loans, net grew $40,268, or 8.7%. Business loans increased $42,468, while retail loans decreased $2,200 during the second quarter of 2017.

For the six months ended June 30, 2017, loans, net averaged $447,685, an increase of $43,841, or 10.9% compared to $403,844 for the same period of 2016. The tax-equivalent yield on the loan portfolio was 4.32% for the six months ended June 30, 2017, a 18 basis point decrease from the comparable period last year. The tax-equivalent yield on the loan portfolio increased five basis points during the second quarter of 2017 from 4.30% in the first quarter of 2017.

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

Off-balance sheet commitments at June 30, 2017, totaled $105,163, consisting of $64,448 in commitments to extend credit, $36,951 in unused portions of lines of credit and $3,764 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, off-balance sheet commitments, at December 31, 2016, totaled $58,475, consisting of $27,829 in commitments to extend credit, $26,729 in unused portions of lines of credit and $3,917 in standby letters of credit.

Asset Quality:

National, Pennsylvania and market area unemployment rates at June 30, 2017 and 2016 are summarized as follows:

	June 30, 2017	June 30, 2016
United States	4.4%	4.9%
Pennsylvania (statewide)	5.0%	5.5%
Berks County	4.9%	5.3%
Dauphin County	4.8%	5.1%
Lycoming	6.0%	6.9%
Northumberland County	5.7%	6.3%
Perry County	4.3%	4.9%
Schuylkill County	6.0%	6.4%
Somerset County	5.9%	7.2%

Employment conditions in 2017 improved for the United States, Commonwealth of Pennsylvania and all of the Counties in which we have branch locations. The lowest unemployment rate in 2017 for all the Counties we serve was 4.3% which was in Perry County. The decrease in unemployment rates may have a positive impact on economic growth within these areas and could have a corresponding effect on our business by increasing loan demand and improving asset quality.

Our asset quality improved in the first six months of 2017. Nonperforming assets decreased $1,034, or 12.6% to $7,141 at June 30, 2017, from $8,175 at December 31, 2016. We experienced a decrease in restructured loans, accruing loans past due 90 days or more and foreclosed assets, which more than offset the increase in nonaccrual loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.4% at June 30, 2017 compared to 2.0% at December 31, 2016.

Loans on nonaccrual status increased $316 to $1,702 at June 30, 2017 from $1,386 at December 31, 2016. The increase in nonaccrual loans was due to increases of $205 in commercial real estate loans and $144 in residential real estate loans offset partially by a $33 decrease in commercial loans. Accruing troubled debt restructured loans declined $606, or 10.4%, to $5,199 at June 30, 2017 from $5,805 at December 31, 2016. Accruing loans past due 90 days or more declined $324, while other real estate owned decreased $420 during the six months ended June 30, 2017.

For the three months ended June 30, 2017, nonperforming assets improved to $7,141, a decrease of $931 from $8,072 at March 31, 2017. There were decreases in all categories of nonperforming assets including nonaccrual, accruing troubled debt restructured loans, accruing loans past due 90 days or more and other real estate owned.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to maximize profitability. However, this objective is superseded by our attempts to ensure that asset quality remains strong. During the first half of 2017, we continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

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

The allowance for loan losses increased $1,102 to $4,834 at June 30, 2017, from $3,732 at the end of 2016. The increase in the allowance was primarily attributable to the significant loan growth in the first half of 2017. For the six months ended June 30, 2017, net charge-offs were $22, or 0.01%, of average loans outstanding, a $989 decrease compared to $1,011, or 0.50% of average loans outstanding in the same period of 2016. Net charge-offs totaled $14 in the second quarter of 2017 as compared to $264 for the same period last year.

Deposits:

We attract the majority of our deposits from within our seven county market area that stretches from Schuylkill County in the eastern part of Pennsylvania to Somerset County in the southwestern part of Pennsylvania by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2017, total deposits increased to $523,895 from $452,560 at December 31, 2016. Noninterest-bearing accounts increased $2,164, while interest-bearing accounts increased $69,171 in the six months ended June 30, 2017. Interest-bearing transaction accounts, including NOW, money market and savings accounts, increased $63,619, or 24.7%, to $321,281 at June 30, 2017 from $257,662 at December 31, 2016. Total time deposits increased $5,552 to $126,518 at June 30, 2017 from $120,966 at December 31, 2016. Time deposits less than $100 increased $3,519, or 4.8%, while time deposits of $100 or more increased $2,033, or 4.3%. For the three months ended June 30, 2017, total deposits increased $27,388. Growth in NOW, money market, savings and time deposits more than offset declines in noninterest bearing deposits.

For the first six months, interest-bearing deposits averaged $418,776 in 2017 compared to $390,330 in 2016. The cost of interest-bearing deposits was 0.58% in the first half of 2017 compared to 0.48% for the same period last year. For the six months ended June 30, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.65% in 2017 compared to 0.54% in 2016. The cost of interest-bearing liabilities increased nine basis points when comparing the second quarter of 2017 with the first quarter of 2017.

Corresponding with recent FOMC actions, interest rates have increased from historic lows that existed for an extended period. All deposit rates have increased and as such, customers have continued to be attracted to interest-bearing non-maturity deposits to provide flexibility in the event of additional increases in general market rates in the near term.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Atlantic Community Bankers Bank (“ACBB”) and the FHLB. At June 30, 2017, short-term borrowings totaled $30,000 compared to $31,500 at December 31, 2016, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. The average cost of short-term borrowings was 103 basis points in the first half of 2017 and 58 basis points during the same period last year. Long-term debt totaled $11,589 at June 30, 2017 as compared to $11,154 at December 31, 2016. The average cost of long-term debt was 2.77% in the first half of 2017 and 2.65% for the same period last year.

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

As a result of economic uncertainty and a prolonged era of historically low market rates, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, which involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in a bank’s risk management process or high risk exposure relative to capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of a bank’s risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 0.86 at June 30, 2017. Given the recent actions of the FOMC and the potential for rates to increase in the future, the focus of ALCO has been to move towards a positive static gap position.

The current position at June 30, 2017, indicates that the amount of RSL repricing within one year would exceed that of RSA, thereby causing increases in market rates, to slightly decrease net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2017, produced similar results from those indicated by the one-year static gap position. Given an instantaneous and parallel shift in interest rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2018, would decrease 1.70% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2017. Our noncore funds at June 30, 2017, were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2017, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 6.86%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 6.02%. Comparatively, our overall noncore dependence ratio improved from year-end 2016 when it was 6.85%. Similarly, our net short-term noncore funding ratio was 7.36% at year-end, indicating that our reliance on noncore funds has decreased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $3,443 during the six months ended June 30, 2017. Cash and cash equivalents decreased $6,898 for the same period last year. For the six months ended June 30, 2017, net cash outflows of $375 from operating activities and $88,187 from investing activities were partially offset by a net cash inflow of $85,119 from financing activities. For the same period of 2016, net cash inflows of $2,688 from operating activities and $14,540 from investing activities were more than offset by a net cash outflow of $24,126 from financing activities.

Operating activities used net cash of $375 for the first half of 2017 and provided net cash of $2,688 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $88,187 for the six months ended June 30, 2017. For the comparable period in 2016, investing activities provided net cash of $14,540. In 2017, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. Investment portfolio activities along with a decrease in lending were the predominant factors causing the net cash inflow from investing activities in 2016.

Financing activities provided net cash of $85,119 for the six months ended June 30, 2017 and used net cash of $24,126 for the same period last year. Deposit gathering is a predominant financing activity. During the six months ended June 30, 2017 and 2016, deposits increased $71,335 and $13,105, respectively. The capital issuance accounted for net cash inflow of $15,941 also significantly influenced financing activities in 2017.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $57,515, or $11.79 per common share, at June 30, 2017, and $41,920, or $12.95 per common share, at December 31, 2016. The increase in equity in the first half of 2017 was a result of the completion of the sale of approximately $17.0 million in common and preferred equity, before expenses, to accredited investors and qualified institutional buyers through the private placement of 269,885 shares of common stock and 1,348,809 shares of a newly created series of convertible, perpetual preferred stock. Stockholders’ equity was also affected by recognizing a net loss of $388, cash dividend payments of $1,339, compensation costs of $15 relating to option grants, the issuance of common stock to Riverview’s ESPP, 401k and dividend reinvestment plans of $247 and other comprehensive income of $1,119, resulting from net unrealized gains in the investment portfolio.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. The Bank’s Tier I and total risk-based capital ratios are strong and have consistently exceeded the well capitalized regulatory capital ratios of 8.0% and 10.0% required for well capitalized institutions. The ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 10.8% at June 30, 2017 and 9.9% at December 31, 2016. The total risk-based capital ratio was 11.7% at June 30, 2017 and 10.9% at December 31, 2016. In addition, the Bank is required to maintain a minimum common equity Tier 1 capital to risk-weighted assets of 5.75% for the calendar year of 2017. The Bank’s common equity Tier I capital to risk-weighted assets ratio was 10.8% at June 30, 2017 and 9.9% at December 31, 2016. The Bank’s Leverage ratio, which equaled 9.1% at June 30, 2017 and 7.7% at December 31, 2016, exceeded the minimum of 4.0% for capital adequacy purposes. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized under regulatory capital guidelines. There are no conditions or negative events since this notification that we believe have changed the Bank’s category.

Review of Financial Performance:

The Company reported a net loss of $388 or $(0.08) per basic and diluted weighted average common share for the first six months of 2017, compared to net income of $1,608 or $0.50 per basic and diluted weighted average common share, for the comparable period of 2016. The net loss recognized in the first six months of 2017 was a direct result of incurring certain costs involved in implementing strategic initiatives to enhance shareholder value through asset growth provided by organic and inorganic opportunities. On January 20, 2017, Riverview announced the successful completion of a $17.0 million private placement of common and preferred securities. The additional capital afforded Riverview the ability to significantly grow its loan portfolio through hiring multiple teams of experienced and established lenders to serve new and existing markets. More notably the capital raise allowed Riverview to announce on April 20, 2017, the execution of a definitive business combination agreement to form a strategic partnership with CBT Financial Corp. This action will form a combined community banking franchise with approximately $1.2 billion of assets and will provide enhanced products and services through 33 banking locations covering 12 Pennsylvania counties.

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

For the three months ended June 30, tax-equivalent net interest income increased $500 to $5,006 in 2017 from $4,506 in 2016. The net interest spread decreased to 3.47% for the three months ended June 30, 2017 from 3.68% for the three months ended June 30, 2016. The tax-equivalent net interest margin decreased to 3.58% for the second quarter of 2017 from 3.75% for the comparable period of 2016. The tax-equivalent net interest margin for the first quarter of 2017 was 3.57%.

For the three months ended June 30, tax-equivalent interest income on earning assets increased $754 to $5,815 in 2017 from $5,062 in 2016. The yield on earning assets, on a fully tax-equivalent basis, declined six basis points for the three months ended June 30, 2017 at 4.16% as compared to 4.22% for the three months ended June 30, 2016. The tax-equivalent yield on loans decreased 14 basis points for the second quarter of 2017 to 4.35% from 4.49% for the second quarter of 2016. Average loans increased to $474,987 for the quarter ended June 30, 2017 compared to $400,508 for the same period in 2016. The tax-equivalent interest earned on loans was $5,151 for the three month period ended June 30, 2017 compared to $4,471 for the same period in 2016, an increase of $680. Comparing the second quarters of 2017 and 2016, tax equivalent interest income on investments improved $59 as average volumes grew $1,943 and tax-equivalent yield increased 23 basis points.

Total interest expense increased $253 to $809 for the three months ended June 30, 2017 from $556 for the three months ended June 30, 2016. Deposit costs increased to 0.62% in the second quarter of 2017 from 0.47% in the second quarter of 2016. The average volume of interest bearing liabilities increased to $469,017 for the three months ended June 30, 2017 as compared to $413,154 for the three months ended June 30, 2016. The cost of funds increased to 0.69% for the second quarter of 2017 as compared to 0.54% for the same period in 2016.

For the six months ended June 30, tax-equivalent net interest income increased $369 to $9,493 in 2017 from $9,124 in 2016. Overall, a favorable volume variance of $1,313 from average earning asset growth exceeding average growth in interest bearing liabilities more than offset an unfavorable rate variance of $944 from a decline in the net interest margin. The net interest spread decreased 23 basis points for the six months ended June 30, 2017 to 3.47% from 3.70% for the six months ended June 30, 2016. The tax-equivalent net interest margin for the six months ended June 30 was 3.58% in 2017 compared to 3.77% in 2016.

For the six months ended June 30, 2017, tax-equivalent interest income increased $686 to $10,931 as compared to $10,245 for the six months ended June 30, 2016. A positive volume variance in interest income of $1,289 attributable to changes in the average balance of earning assets was offset by a negative rate variance of $603 due to a reduction in the yield on earning assets. Average volumes of earning assets increased $48,505 comparing the six months ended June 30, 2017 and 2016. The tax-equivalent yield on earning assets decreased 12 basis points in 2017 compared to 2016.

Total interest expense increased $317 to $1,438 for the six months ended June 30, 2017 from $1,121 for the six months ended June 30, 2016. A change in the mix of average interest bearing liabilities caused interest expense to decrease $24. The average volume of interest bearing liabilities increased to $446,526 for the six months ended June 30, 2017, as compared to $420,253 for the six months ended June 30, 2016. In addition, we recognized an unfavorable rate variance of $341 from an 11 basis point increase in the overall cost of funds. Cost of funds increased to 0.65% for the six months ended June 30, 2017 as compared to 0.54% for the same period in 2016.

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

	Six months ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$431,345	$9,274	4.34%	$391,264	$8,764	4.50%
Tax exempt	16,340	326	4.02%	12,580	264	4.22%
Investments
Taxable	68,499	1,133	3.34%	56,550	843	3.00%
Tax exempt	5,747	141	4.95%	15,724	344	4.40%
Interest bearing deposits	10,398	47	0.91%	9,336	28	0.60%
Federal funds sold	2,497	10	0.81%	867	2	0.46%

Total earning assets	534,826	10,931	4.12%	486,321	10,245	4.24%
Less: allowance for loan losses	4,112			4,060
Other assets	53,317			56,882

Total assets	$584,031			$539,143

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$85,004	$310	0.74%	$43,314	$78	0.36%
NOW accounts	128,386	199	0.31%	138,722	215	0.31%
Savings accounts	80,771	63	0.16%	72,235	74	0.21%
Time deposits less than $100	75,558	347	0.93%	79,245	311	0.79%
Time deposits $100 or more	49,057	281	1.16%	56,814	250	0.88%
Short term borrowings	16,616	85	1.03%	19,522	56	0.58%
Long-term debt	11,134	153	2.77%	10,400	137	2.65%

Total interest bearing liabilities	446,526	1,438	0.65%	420,252	1,121	0.54%
Non-interest bearing demand deposits	75,326			69,308
Other liabilities	6,116			6,523
Stockholders’ equity	56,063			43,060

Total liabilities and stockholders’ equity	$584,031			$539,143

Net interest income/spread		$9,493	3.47%		$9,124	3.70%

Net interest margin			3.58%			3.77%
Tax-equivalent adjustments:
Loans		$111			$90
Investments		48			117

Total adjustments		$159			$207

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2017.

For the three and six months ended June 30, the provision for loan losses totaled $519 and $1,124 in 2017, and $156 and $255 in 2016. The increase in the provision in 2017 was a direct result of loan growth.

Noninterest Income:

Noninterest income for the second quarter decreased $251, or 23.8%, to $802 in 2017 from $1,053 in 2016. The primary cause of the decrease was a $270 reduction in net gains from the sale of investment securities available-for-sale to $64 in the second quarter of 2017 from $334 in the second quarter of 2016.

For the six months ended June 30, noninterest income totaled $1,581 in 2017, a decrease of $109 from $1,690 in 2016. Wealth management income grew $115, or 34.1%, due to revenues from businesses acquired in 2016. In addition, service charges, fees and commissions and trust income improved $11 and $7, respectively, comparing the first six months of 2017 with 2016. The recognition of a sign on bonus from a credit card vendor was primarily responsible for the increase in service charges, fees and commissions. Mortgage banking income in 2017 increased $38 as compared with last year despite recent increases in interest rates. Income of bank owned life insurance declined to $147 in the first half of 2017 compared to $158 for the comparable quarter of 2016. Net gains on the sale of investment securities available-for-sale decreased $269 during the first six months of 2017 from $332 for the first six months of 2016.

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

Noninterest expense increased $796, or 18.8%, to $5,041 for the three months ended June 30, 2017, from $4,245 for the same period last year. The majority of the increase was associated with an increase in salaries and employee benefits expense of $631 to $2,757 for the second quarter of 2017 from $2,126 for the second quarter of 2016. Net occupancy expense and the net cost of the operation of other real estate owned increased $108 and $49 in the second quarter of 2017 as compared with the same period in 2016.

Noninterest expense increased $1,844, or 22.1%, to $10,204 for the six months ended June 30, 2017, from $8,360 for the same period last year. The majority of the increase in salaries and employee benefit expense was a result of implementing the lending team lift out initiative and related costs, as well as staffing a full service office in Berks County in the first quarter of 2017. Additions to leased facilities for this newly opened community banking office along with offices to support the lending teams were primarily responsible for the $201, or 18.6% increase in occupancy and equipment costs. The majority of the increase in other expenses comparing the first six months of 2017 and 2016 was a result of incurring professional fees related to the announced business combination with CBT Financial Corp.

Income Taxes:

We recorded an income tax benefit of $10 for the three months ended June 30, 2017, and income tax expense of $210 for the same period last year. For the six months ended June 30, an income tax benefit of $25 was recorded, as compared to an income tax expense of $384 for the first six months of 2016.

Riverview Financial Corporation

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2017, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2017

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2017

Exhibit Index

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).