Form 10-Q
period 2017-09-30
Riverview Financial Corp
filed 2017-11-14
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,026,395 at October 30, 2017.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2017

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$8,425	$7,783
Interest-bearing deposits in other banks	10,741	11,337
Investment securities available-for-sale	56,874	73,113
Loans held for sale	519	652
Loans, net	560,187	409,343
Less: allowance for loan losses	5,404	3,732

Net loans	554,783	405,611
Premises and equipment, net	12,163	12,201
Accrued interest receivable	1,995	1,726
Goodwill	5,079	5,408
Intangible assets	1,099	1,405
Other assets	29,701	23,812

Total assets	$681,379	$543,048

Liabilities:
Deposits:
Noninterest-bearing	$76,214	$73,932
Interest-bearing	498,736	378,628

Total deposits	574,950	452,560
Short-term borrowings	37,250	31,500
Long-term debt	6,503	11,154
Accrued interest payable	213	192
Other liabilities	5,084	5,722

Total liabilities	624,000	501,128

Stockholders’ equity:
Preferred stock: no par value, authorized 3,000,000 shares; Series A convertible perpetual preferred stock
Common stock: no par value, authorized 20,000,000 shares; September 30, 2017, issued and outstanding 4,892,143 shares; December 31, 2016, issued and outstanding 3,237,859 shares	45,427	29,052
Capital surplus	243	220
Retained earnings	12,848	14,845
Accumulated other comprehensive loss	(1,139)	(2,197)

Total stockholders’ equity	57,379	41,920

Total liabilities and stockholders’ equity	$681,379	$543,048

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2017	2016	2017	2016
Interest income:
Interest and fees on loans:
Taxable	$5,717	$4,598	$14,991	$13,362
Tax-exempt	146	87	361	261
Interest and dividends on investment securities available-for-sale:
Taxable	477	539	1,607	1,375
Tax-exempt	47	53	140	280
Dividends		1	3	8
Interest on interest-bearing deposits in other banks	31	13	78	41
Interest on federal funds sold	2		12	2

Total interest income	6,420	5,291	17,192	15,329

Interest expense:
Interest on deposits	821	447	2,021	1,375
Interest on short-term borrowings	112	3	197	59
Interest on long-term debt	75	77	228	214

Total interest expense	1,008	527	2,446	1,648

Net interest income	5,412	4,764	14,746	13,681
Provision for loan losses	610	29	1,734	284

Net interest income after provision for loan losses	4,802	4,735	13,012	13,397

Noninterest income:
Service charges, fees and commissions	270	315	899	933
Commission and fees on fiduciary activities	31	34	92	88
Wealth management income	179	194	631	531
Mortgage banking income	205	210	434	401
Bank owned life insurance investment income	107	118	254	276
Net gain on sale of investment securities available-for-sale	43	152	106	484

Total noninterest income	835	1,023	2,416	2,713

Noninterest expense:
Salaries and employee benefits expense	2,928	2,334	8,521	6,611
Net occupancy and equipment expense	615	538	1,895	1,617
Amortization of intangible assets	71	95	306	247
Net cost of operation of other real estate owned	(13)	83	161	214
Other expenses	1,566	1,283	4,488	4,004

Total noninterest expense	5,167	4,333	15,371	12,693

Income (loss) before income taxes	470	1,425	57	3,417
Income tax expense (benefit)	69	454	44	838

Net income (loss)	401	971	13	2,579

Other comprehensive income:
Unrealized gain (loss) on investment securities available-for-sale	(50)	(148)	1,708	940
Reclassification adjustment for net (gain) loss on sale of investment securities available-for-sale included in net income (loss)	(43)	(152)	(106)	(484)

Other comprehensive income (loss)	(93)	(300)	1,602	456
Income tax expense (benefit) related to other comprehensive income	(32)	(102)	544	155

Other comprehensive income (loss), net of income taxes	(61)	(198)	1,058	301

Comprehensive income	$340	$773	$1,071	$2,880

Per share data:
Net income:
Basic	$0.08	$0.30	$0.03	$0.80
Diluted	$0.08	$0.30	$0.03	$0.80
Average common shares outstanding:
Basic	4,880,676	3,224,053	4,002,165	3,214,967
Diluted	4,945,456	3,244,688	4,060,813	3,237,553
Dividends declared	$0.14	$0.14	$0.41	$0.41

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016			$28,681	$180	$13,550	$(108)	$42,303
Net income					2,579		2,579
Other comprehensive income, net of income taxes						301	301
Compensation cost of option grants				31			31
Issuance under ESPP, 401k and Dividend Reinvestment plans: 23,923 shares			274				274
Dividends declared, $0.41 per share					(1,327)		(1,327)

Balance, September 30, 2016			$28,955	$211	$14,802	$193	$44,161

Balance, January 1, 2017			$29,052	$220	$14,845	$(2,197)	$41,920
Net income					13		13
Other comprehensive income, net of income taxes						1,058	1,058
Compensation cost of option grants				23			23
Issuance of 269,885 common shares			2,658				2,658
Issuance of 1,348,809 preferred shares		$13,283					13,283
Preferred shares converted into common shares		(13,283)	13,283
Issuance under ESPP, 401k and Dividend Reinvestment plans: 29,840 shares			373				373
Exercise of stock options: 5,750 shares			61				61
Dividends declared: $0.41 per share					(2,010)		(2,010)

Balance, September 30, 2017	$		$45,427	$243	$12,848	$(1,139)	$57,379

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2017		2016
Cash flows from operating activities:
Net income (loss)		$13		$2,579
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of premises and equipment		586		533
Provision for loan losses		1,734		284
Stock based compensation		23		31
Net amortization of investment securities available-for-sale		315		389
Net cost of operation of other real estate owned		161		214
Net gain on sale of investment securities available-for-sale		(106)		(484)
Amortization of purchase adjustment on loans		(127)		(704)
Amortization of intangible assets		306		247
Deferred income taxes		(47)		384
Proceeds from sale of loans originated for sale		20,733		18,329
Net gain on sale of loans originated for sale		(434)		(401)
Loans originated for sale		(20,166)		(17,654)
Bank owned life insurance investment income		(254)		(276)
Net change in:
Accrued interest receivable		(269)		(107)
Other assets		(1,255)		(208)
Accrued interest payable		21		(16)
Other liabilities		(638)		(196)

Net cash provided by (used in) operating activities		596		2,944

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases				(40,916)
Proceeds from repayments		1,805		7,420
Proceeds from sales		15,827		37,526
Proceeds from the sale of other real estate owned		613		1,129
Net decrease in restricted equity securities		(341)		1,489
Net (increase) decrease in loans		(151,072)		9,996
Business disposition (acquisition), net of cash		329		(894)
Purchases of premises and equipment		(548)		(447)
Purchases of bank owned life insurance		(5,017)		(27)
Proceeds from bank owned life insurance				279

Net cash provided by (used in) investing activities		(138,404)		15,555

Cash flows from financing activities:
Net increase in deposits		122,390		10,651
Net increase (decrease) in short-term borrowings		5,750		(36,575)
Repayment of long-term debt		(5,251)		(143)
Proceeds from long-term debt		600		2,050
Issuance under ESPP, 401k and DRP plans		373		274
Issuance of common stock		15,941
Proceeds from exercise of stock options		61
Cash dividends paid		(2,010)		(1,327)

Net cash provided by (used in) financing activities		137,854		(25,070)

Net increase (decrease) in cash and cash equivalents		46		(6,571)
Cash and cash equivalents - beginning		19,120		22,688

Cash and cash equivalents - ending		$19,166		$16,117

Supplemental disclosures:
Cash paid during the period for:
Interest		$2,425		$1,664

Income taxes	$		$

Noncash items from investing activities:
Other real estate acquired in settlement of loans		$293		$1,348

See notes to consolidated financial statements.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of Operations

Riverview Financial Corporation, (the “Company”), a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Riverview Bank (the “Bank”). The Company services its retail and commercial customers through 17 community banking offices and three limited purpose offices located within Berks, Dauphin, Lebanon, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties in Pennsylvania.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended and as of September 30, 2017, are not necessarily indicative of the results of operations and financial position that may be expected in the future. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K, filed on March 29, 2017.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments were effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The adoption of ASU No. 2016-07 did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting”. The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments were effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU No. 2016-09 did not have a material effect on our consolidated financial statements.

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

In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in the Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Net unrealized loss on investment securities available-for-sale	$(911)	$(2,513)
Related income taxes	(310)	(854)

Net of income taxes	(601)	(1,659)

Benefit plan adjustments	(815)	(815)
Related income taxes	(277)	(277)

Net of income taxes	(538)	(538)

Accumulated other comprehensive income (loss)	$(1,139)	$(2,197)

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2017 and 2016 is as follows:

Three months ended September 30,	2017	2016
Unrealized loss on investment securities available-for-sale	$(50)	$(148)
Net gain on the sale of investment securities available-for-sale (1)	(43)	(152)

Other comprehensive loss before taxes	(93)	(300)
Income tax expense (benefit)	(32)	(102)

Other comprehensive loss	$(61)	$(198)

Nine months ended September 30,	2017	2016
Unrealized gain on investment securities available-for-sale	$1,708	$940
Net gain on the sale of investment securities available-for-sale (1)	(106)	(484)

Other comprehensive income before taxes	1,602	456
Income tax expense (benefit)	544	155

Other comprehensive income	$1,058	$301

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

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

The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

Three months ended September 30,	2017	2016
Numerator:
Net income (loss)	$401	$971
Dividends on preferred stock

Net income (loss) available to common stockholders	$401	$971
Undistributed loss allocated to preferred stockholders

Income (loss) allocated to common stockholders	$401	$971

Denominator:
Basic	4,880,676	3,224,053
Dilutive options	64,780	20,635

Diluted	4,945,456	3,244,688

Earnings per share:
Basic	$0.08	$0.30
Diluted	$0.08	$0.30

Nine months ended September 30,	2017	2016
Numerator:
Net income (loss)	$13	$2,579
Dividends on preferred stock	(371)

Net income (loss) available to common stockholders	$(358)	$2,579
Undistributed loss allocated to preferred stockholders	475

Income (loss) allocated to common stockholders	$117	$2,579

Denominator:
Basic	4,002,165	3,214,967
Dilutive options	58,648	22,586

Diluted	4,060,813	3,237,553

Earnings per share:
Basic	$0.03	$0.80
Diluted	$0.03	$0.80

There were 25,300 outstanding stock options for the three and nine months ended September 30, 2016 that were excluded from the diluted earnings per share calculation because of their antidilutive effect.

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

The additional capital allowed Riverview to acquire CBT Financial Corp, Clearfield, Pennsylvania, in a stock transaction valued at approximately $54.6 million effective October 1, 2017. This merger created a community banking franchise with approximately $1.2 billion of assets and provides enhanced products and services through 33 banking locations covering 12 Pennsylvania counties.

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at September 30, 2017 and December 31, 2016 are summarized as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$35,424	$392	$684	$35,132
Tax-exempt	5,746	55		5,801
Mortgage-backed securities:
U.S. Government agencies	1,567		31	1,536
U.S. Government-sponsored enterprises	5,516	12	105	5,423
Corporate debt obligations	9,532		550	8,982

Total	$57,785	$459	$1,370	$56,874

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,088		$67	$5,021
State and municipals:
Taxable	44,045	$234	1,885	42,394
Tax-exempt	5,748	3	77	5,674
Mortgage-backed securities:
U.S. Government agencies	1,905		15	1,890
U.S. Government-sponsored enterprises	9,115	28	247	8,896
Corporate debt obligations	9,542		492	9,050
Equity securities, financial services	183	5		188

Total	$75,626	$270	$2,783	$73,113

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2017, is summarized as follows:

September 30, 2017	Fair Value
Within one year	$173
After one but within five years	2,281
After five but within ten years	9,316
After ten years	38,146

49,916
Mortgage-backed securities	6,958

Total	$56,874

Securities with a carrying value of $56,874 and $47,576 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2017 and December 31, 2016, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$10,533	$227	$13,463	$457	$23,996	$684
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies	1,536	31			1,536	31
U.S. Government-sponsored enterprises	3,317	58	1,757	47	5,074	105
Corporate debt obligation	3,761	239	5,221	311	8,982	550

Total	$19,147	$555	$20,441	$815	$39,588	$1,370

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$5,021	$67			$5,021	$67
U.S. Government-sponsored enterprises
State and municipals:
Taxable	30,895	1,876	$282	$9	31,177	1,885
Tax-exempt	3,998	77			3,998	77
Mortgage-backed securities:
U.S. Government agencies	1,891	15			1,891	15
U.S. Government-sponsored enterprises	7,412	247			7,412	247
Corporate debt obligation	9,050	492			9,050	492

Total	$58,267	$2,774	$282	$9	$58,549	$2,783

The Company had 45 investment securities, consisting of 30 taxable state and municipal obligations, 11 mortgage-backed securities and four corporate debt obligations that were in unrealized loss positions at September 30, 2017. Of these securities, 16 taxable state and municipal obligation, two mortgage-backed securities and two corporate debt obligations were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2017. There was no OTTI recognized for the three and nine months ended September 30, 2017 and 2016.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2017 and December 31, 2016 are summarized as follows. Net deferred loan costs were $781 and $1,077 at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Commercial	$74,389	$51,166
Real estate:
Construction	9,754	8,605
Commercial	337,688	212,550
Residential	131,741	130,874
Consumer	6,615	6,148

Total	$560,187	$409,343

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

		Real Estate
September 30, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance July 1, 2017	$757	$192	$2,965	$828	$49	$43	$4,834
Charge-offs	(24)			(18)			(42)
Recoveries	1				1		2
Provisions	421	(3)	(56)	127	(4)	125	610

Ending balance	$1,155	$189	$2,909	$937	$46	$168	$5,404

		Real Estate
September 30, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$629	$160	$2,110	$789	$44		$3,732
Charge-offs	(34)			(34)	(7)		(75)
Recoveries	1		3	7	2		13
Provisions	559	29	796	175	7	$168	1,734

Ending balance	$1,155	$189	$2,909	$937	$46	$168	$5,404

		Real Estate
September 30, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance July 1, 2016	$558	$170	$2,100	$745	$36		$3,609
Charge-offs	(1)	(1)		(25)	(8)		(35)
Recoveries	25	1		1	7		34
Provisions	(72)	(13)	38	69	5	$2	29

Ending balance	$510	$157	$2,138	$790	$40	$2	$3,637

		Real Estate
September 30, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$1,298	$202	$2,227	$613	$25		$4,365
Charge-offs	(724)	(250)	(65)	(33)	(24)		(1,096)
Recoveries	70	1		3	10		84
Provisions	(134)	204	(24)	207	29	$2	284

Ending balance	$510	$157	$2,138	$790	$40	$2	$3,637

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2017 and December 31, 2016 is summarized as follows:

		Real Estate
September 30, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$1,155	$189	$2,909	$937	$46	$168	$5,404

Ending balance: individually evaluated for impairment	25		194	54			273

Ending balance: collectively evaluated for impairment	$1,130	$189	$2,715	$884	$45	$168	$5,131

Loans receivable:
Ending balance	$74,389	$9,754	$337,688	$131,741	$6,615		$560,187

Ending balance: individually evaluated for impairment	799		3,671	2,462			6,932

Ending balance: collectively evaluated for impairment	$73,590	$9,754	$334,017	$129,279	$6,615		$553,255

		Real Estate
December 31, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$629	$160	$2,110	$789	$44		$3,732

Ending balance: individually evaluated for impairment	8		140				148

Ending balance: collectively evaluated for impairment	$621	$160	$1,970	$789	$44		$3,584

Loans receivable:
Ending balance	$51,166	$8,605	$212,550	$130,874	$6,148		$409,343

Ending balance: individually evaluated for impairment	966		3,924	2,515			7,405

Ending balance: collectively evaluated for impairment	$50,200	$8,605	$208,626	$128,359	$6,148		$401,938

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass - A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss or designated as Special Mention.

•	Special Mention - A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

•	Substandard - A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful - A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss - A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2017 and December 31, 2016:

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$70,549	$2,277	$1,563		$74,389
Real estate:
Construction	9,344	410			9,754
Commercial	326,203	7,753	3,732		337,688
Residential	130,001	28	1,712		131,741
Consumer	6,615				6,615

Total	$542,712	$10,468	$7,007		$560,187

December 31, 2016:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$47,765	$1,604	$1,797		$51,166
Real estate:
Construction	8,605				8,605
Commercial	200,636	8,063	3,851		212,550
Residential	129,320	28	1,526		130,874
Consumer	6,148				6,148

Total	$392,474	$9,695	$7,174		$409,343

Information concerning nonaccrual loans by major loan classification at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
Commercial	$199	$356
Real estate:
Construction
Commercial	704	359
Residential	862	671
Consumer

Total	$1,765	$1,386

The major classifications of loans by past due status at September 30, 2017 and December 31, 2016 are summarized as follows:

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$1,603	$24	$11	$1,638	$72,751	$74,389
Real estate:
Construction					9,754	9,754
Commercial	569		235	804	336,884	337,688
Residential	818	297	440	1,555	130,186	131,741
Consumer	3	1		4	6,611	6,615

Total	$2,993	$322	$686	$4,001	$556,186	$560,187

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$580	$	$214	$794	$50,372	$51,166
Real estate:
Construction	22			22	8,583	8,605
Commercial	784	97	11	892	211,658	212,550
Residential	905	256	592	1,753	129,121	130,874	$357
Consumer	6		2	8	6,140	6,148	2

Total	$2,297	$353	$819	$3,469	$405,874	$409,343	$359

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2017 and September 30, 2016, and as of and for the year ended, December 31, 2016 by major loan classification:

				This Quarter		Year-to-Date
September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$724	$724		$798	$8	$803	$23
Real estate:
Construction
Commercial	2,753	2,753		2,760	32	2,992	90
Residential	2,274	2,292		2,304	28	2,408	87
Consumer

Total	5,751	5,769		5,862	68	6,203	200

With an allowance recorded:
Commercial	75	75	$25	78		76	1
Real estate:
Construction
Commercial	918	918	194	820	8	798	20
Residential	188	326	54	189	2	126	6
Consumer

Total	1,181	1,319	273	1,087	10	1,000	27

Commercial	799	799	25	876	8	879	24
Real estate:
Construction
Commercial	3,671	3,671	194	3,580	40	3,790	110
Residential	2,462	2,618	54	2,493	30	2,534	93
Consumer

Total	$6,932	$7,088	$273	$6,949	$78	$7,203	$227

				For the Year Ended
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$225	$225		$225
Real estate:
Construction
Commercial	3,094	3,094		3,168	147
Residential	2,515	2,652		2,747	130
Consumer

Total	5,834	5,971		6,140	277

With an allowance recorded:
Commercial	741	741	$8	761	30
Real estate:
Construction
Commercial	830	830	140	840
Residential
Consumer

Total	1,571	1,571	148	1,601	30

Commercial	966	966	8	986	30
Real estate:
Construction
Commercial	3,924	3,924	140	4,008	147
Residential	2,515	2,652		2,747	130
Consumer

Total	$7,405	$7,542	$148	$7,741	$307

				This Quarter		Year-to-Date
September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$838	$838		$843	$8	$849	$22
Real estate:
Construction
Commercial	3,438	3,438		3,455	20	3,823	110
Residential	2,709	2,846		2,907	34	2,942	102
Consumer

Total	6,985	7,122		7,205	62	7,614	234

With an allowance recorded:
Commercial	126	126	$2	128		132
Real estate:
Construction
Commercial	298	298	55	269		231
Residential	119	119	33	119	2	120	4
Consumer

Total	543	543	90	516	2	483	4

Commercial	964	964	2	971	8	981	22
Real estate:
Construction
Commercial	3,736	3,736	55	3,724	20	4,054	110
Residential	2,828	2,965	33	3,026	36	3,062	106
Consumer

Total	$7,528	$7,665	$90	$7,721	$64	$8,097	$238

For the three and nine months ended September 30, interest income, related to impaired loans, would have been $23 and $77 in 2017 and $90 and $317 in 2016 had the loans been current and the terms of the loans not been modified.

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $5,593 at September 30, 2017, $6,208 at December 31, 2016 and $6,342 at September 30, 2016.

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

There were no loans modified as troubled debt restructuring for the three months ended September 30, 2017 and two loans modified as troubled debt restructuring for the nine months ended September 30, 2017 in the amount of $138. These loans are residential real estate loans. One loan was modified by court order in a confirmed Chapter 13 bankruptcy plan to reduce the principal balance, with payments to be received through the plan on the lower balance at a reduced rate of interest. One loan was matured with payments to date although financial information indicated questionable repayment ability. An extension was granted under a forbearance agreement at an increase rate of interest due to past due real estate taxes. There were no loans modified as troubled debt restructuring for the three and nine months ending September 30, 2016. There were no commitments to extend additional funds to borrowers having loans considered troubled debt restructurings at September 30, 2017. There were two residential real estate properties held in other real estate owned totaling $144 at September 30, 2017. There were 12 residential real estate properties in the process of foreclosure totaling $682 at September 30, 2017.

During the three months ending September 30, 2017, there was one default on loans restructured within the last 12 months. During the nine months ending September 30, 2017, there were five defaults on loans restructured within the last twelve months totaling $1,374. These loans were comprised of four residential real estate loans and one commercial real estate loan. As of September 30, 2017, the defaults were cured on three of the four residential real estate loans with one residential real estate loan remaining past due in the 30-69 day category. During the three months and nine months ended September 30, 2016, there were no defaults on loans restructured within the last 12 months.

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

The following is a summary of the loans acquired in the Union and Citizens mergers, as of the dates of the consolidation:

	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Contractually required principal and interest at acquisition	$11,184	$174,484	$185,668
Contractual cash flows not expected to be collected	(5,724)	(23,009)	(28,733)

Expected cash flows at acquisition	5,460	151,475	156,935
Interest component of expected cash flows	(603)	(23,119)	(23,722)

Basis in acquired loans at acquisition - estimated fair value	$4,857	$128,356	$133,213

The unpaid principal balances and the related carrying amount of Union and Citizens acquired loans as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$1,216	$1,401
Carrying Amount	730	887
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	72,449	84,743
Carrying Amount	71,864	83,670
Total Purchased Loans
Outstanding balance	73,665	86,144
Carrying Amount	$72,594	$84,557

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance - beginning of period	$313	$457	$370	$524
Accretion recognized during the period	(32)	(410)	(76)	(539)
Net reclassification from non-accretable to accretable	(2)	326	(15)	388

Balance - end of period	$279	$373	$279	$373

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

Unused commitments at September 30, 2017, totaled $86,876, consisting of $48,695 in commitments to extend credit, $34,521 in unused portions of lines of credit and $3,660 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2016, totaled $58,475, consisting of $27,829 in commitments to extend credit, $26,729 in unused portions of lines of credit and $3,917 in standby letters of credit.

6. Other assets:

The components of other assets at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016
Other real estate owned	$144	$625
Bank owned life insurance	17,128	11,857
Restricted equity securities	2,186	1,845
Deferred tax assets	6,904	7,402
Other assets	3,339	2,083

Total	$29,701	$23,812

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at September 30, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
September 30, 2017	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$35,132		$35,132
Tax-exempt	5,801		5,801
Mortgage-backed securities:
U.S. Government agencies	1,536		1,536
U.S. Government-sponsored enterprises	5,423		5,423
Corporate debt obligations	8,982		8,982

Total	$56,874	$	$56,874

	Fair Value Measurement Using
December 31, 2016	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,021		$5,021
State and municipals:
Taxable	42,394		42,394
Tax-exempt	5,674		5,674
Mortgage-backed securities:
U.S. Government agencies	1,890		1,890
U.S. Government-sponsored enterprises	8,896		8,896
Corporate debt obligations	9,050		9,050
Equity securities, financial services	188	$188

Total	$73,113	$188	$72,925

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
September 30, 2017	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Loans held for sale	$519		$519
Other real estate owned	144			$144
Impaired loans, net of related allowance	908			908

Total	$1,571		$519	$1,052

	Fair Value Measurement Using
December 31, 2016	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Loans held for sale	$652		$652
Other real estate owned	625			$625
Impaired loans, net of related allowance	1,424			1,424

Total	$2,701		$652	$2,049

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at September 30, 2017 and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2017	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$144	Appraisal of collateral	Appraisal adjustments	14.0% to 41.0% (32.4)%
			Liquidation expenses	7.0% to 7.0% (7.0)%
Impaired loans	$908	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	7.0% to 7.0% (7.0)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$625	Appraisal of collateral	Appraisal adjustments	22.0% to 82.0% (45.0)%
			Liquidation expenses	3.0% to 6.0% (5.0)%
Impaired loans	$1,424	Discounted cash flow	Discount rate adjustments	3.75% to 5.50% (4.3)%
			Liquidation expenses	3.0% to 7.0% (4.5)%

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

The carrying and fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
September 30, 2017	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$8,425	$8,425	$8,425
Investment securities	56,874	56,874		$56,874
Loans held for sale	519	519		519
Net loans	554,783	553,818			$553,818
Accrued interest receivable	1,995	1,995		1,995
Restricted equity securities	2,186	2,186	2,186
Financial liabilities:
Deposits	$574,950	$562,256		$562,256
Short-term borrowings	37,250	37,250		37,250
Long-term debt	6,503	6,503		6,503
Accrued interest payable	213	213		213

		Fair Value Hierarchy
December 31, 2016	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,120	$19,120	$19,120
Investment securities available-for-sale	73,113	73,113	188	$72,925
Loans held for sale	652	652		652
Net loans	405,611	407,561			$407,561
Accrued interest receivable	1,726	1,726		1,726
Restricted equity securities	1,845	1,845	1,845
Financial liabilities:
Deposits	$452,560	$438,744		$438,744
Short-term borrowings	31,500	31,500		31,500
Long-term debt	11,154	11,148		11,148
Accrued interest payable	192	192		192

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

Operating Environment:

The United States economy grew at a stronger pace in the third quarter of 2017 compared to the same period last year but declined slightly from the second quarter of 2017. The gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 3.0% in the third quarter of 2017 compared to 2.8% in the third quarter of 2016 and 3.1% in the second quarter of 2017. The consumer price index for the last 12 months rose 2.2% ending September, 2017. This inflation measure has been accelerating since June, 2017 when it was 1.6%. The Federal Open Market Committee (“FOMC”) last changed rates on June 14, 2017 where it increased the federal funds target rate for the second time in 2017 to a range of 1.00% to 1.25%. The FOMC has continued to take the stance that the current target range is accommodative and it may take additional monetary policy actions in the near term to increase general market rates. Accordingly, these interest rate increases may have an adverse impact on our loan growth, asset quality and fund costs.

Review of Financial Position:

Total assets increased $138,331, or 25.5%, to $681,379 at September 30, 2017, from $543,048 at December 31, 2016. Loans, net increased to $560,187 at September 30, 2017, compared to $409,343 at December 31, 2016, an increase of $150,844, or 36.9%. The increase in net loans during 2017 was attributable to the hiring of multiple teams of seasoned lenders having established customer relationships in new and existing markets. Investment securities decreased $16,239, or 22.2% in the nine months ended September 30, 2017. Noninterest-bearing deposits increased $2,282, while interest-bearing deposits increased $120,108 in the nine months ended September 30, 2017. Total stockholders’ equity increased $15,459, or 36.9%, to $57,379 at September 30, 2017 from $41,920 at year-end 2016. On January 20, 2017, the Company announced the successful completion of a $17.0 million private placement of common and preferred securities. The additional capital not only afforded the Company the ability to significantly grow its loan portfolio but more notably the capital raise allowed us to acquire CBT Financial Corp., the parent company of CBT Bank, in a stock transaction valued at approximately $54,568 effective October 1, 2017. This action formed a community banking franchise with approximately $1.2 billion in assets and provides enhanced products and services through 33 banking locations covering 12 Pennsylvania counties. For the nine months ended September 30, 2017, total assets averaged $611,477, an increase of $75,143 from $536,334 for the same period in 2016. For the third quarter of 2017, total assets, loans, net and deposits increased $55,761, $62,753 and $48,994, respectively, compared to the prior quarter.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $56,874 at September 30, 2017, a decrease of $16,239, or 22.2% from $73,113 at December 31, 2016.

For the nine months ended September 30, 2017, the investment portfolio averaged $71,251, a decrease of $814 compared to $72,065 for the same period last year. The tax-equivalent yield on the investment portfolio increased seven basis points to 3.42% for the nine months ended September 30, 2017, from 3.35% for the comparable period of 2016. Moreover, the tax-equivalent yield for the third quarter of 2017 decreased 14 basis points from 3.47% for the second quarter of 2017.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding loss, included as a separate component of stockholders’ equity of $601, net of deferred income taxes of $310, at September 30, 2017, and $1,659, net of deferred income taxes of $854, at December 31, 2016.

The Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth increased significantly in 2017. Loans, net, increased to $560,187 at September 30, 2017 from $409,343 at December 31, 2016, an increase of $150,844, or 36.9%. We experienced growth in all major sectors of loans. Business loans, including commercial, construction and commercial real estate loans, increased $149,510, or 54.9%, to $421,831 at September 30, 2017 from $272,321 at December 31, 2016. Retail loans, including residential real estate and consumer loans, increased $1,334, or 1.0%, to $138,356 at September 30, 2017 from $137,022 at year-end 2016.

For the third quarter of 2017, loans, net grew $55,438, or 11.0%. Business loans increased $50,191, while retail loans increased $5,247 during the third quarter of 2017.

For the nine months ended September 30, 2017, loans, net averaged $478,033, an increase of $75,155, or 18.7% compared to $402,878 for the same period of 2016. The tax-equivalent yield on the loan portfolio was 4.35% for the nine months ended September 30, 2017, a 21 basis point decrease from the comparable period last year. The tax-equivalent yield on the loan portfolio increase three basis points during the third quarter of 2017 from the 4.35% tax-equivalent yield in the second quarter of 2017.

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

Off-balance sheet commitments at September 30, 2017, totaled $86,876, consisting of $48,695 in commitments to extend credit, $34,521 in unused portions of lines of credit and $3,660 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, off-balance sheet commitments, at December 31, 2016, totaled $58,475, consisting of $27,829 in commitments to extend credit, $26,729 in unused portions of lines of credit and $3,917 in standby letters of credit.

Asset Quality:

National, Pennsylvania and market area unemployment rates at September 30, 2017 and 2016 are summarized as follows:

	September 30, 2017	September 30, 2016
United States	4.2%	4.9%
Pennsylvania (statewide)	4.8%	5.5%
Berks County	4.8%	5.0%
Dauphin County	4.7%	4.8%
Lebanon	4.4%	4.4%
Lycoming	5.5%	6.3%
Northumberland County	5.3%	5.9%
Perry County	4.4%	4.6%
Schuylkill County	5.9%	6.1%
Somerset County	5.8%	6.3%

Employment conditions in 2017 improved for the United States, Commonwealth of Pennsylvania and all of the Counties in which we have branch locations. The lowest unemployment rate in 2017 for all the Counties we serve was 4.4% which was in Lebanon and Perry Counties. The decrease in unemployment rates may have a positive impact on economic growth within these areas and could have a corresponding effect on our business by increasing loan demand and improving asset quality.

Our asset quality improved in the nine months ended September 30, 2017. Nonperforming assets decreased $1,098, or 13.4% to $7,077 at September 30, 2017, from $8,175 at December 31, 2016. We experienced a decrease in restructured loans, accruing loans past due 90 days or more and foreclosed assets, which more than offset the increase in nonaccrual loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.3% at September 30, 2017 compared to 2.0% at December 31, 2016.

Loans on nonaccrual status increased $379 to $1,765 at September 30, 2017 from $1,386 at December 31, 2016. The increase in nonaccrual loans was due to increases of $345 in commercial real estate loans and $191 in residential real estate loans partially offset by a $157 decrease in commercial loans. Accruing troubled debt restructured loans declined $637, or 11.0%, to $5,168 at September 30, 2017 from $5,805 at December 31, 2016. Accruing loans past due 90 days or more declined $359, while other real estate owned decreased $481 during the nine months ended September 30, 2017.

For the three months ended September 30, 2017, nonperforming assets improved to $7,077, a decrease of $64 from $7,141 at September 30, 2016. There were decreases in accruing troubled debt restructured loans, accruing loans past due 90 days or more and other real estate owned, partially offset by an increase in nonaccrual loans.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to maximize profitability. However, this objective is superseded by our attempts to ensure that asset quality remains strong. We continue to focus our efforts on maintaining sound underwriting standards for both commercial and consumer credit.

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

The allowance for loan losses increased $1,672 to $5,404 at September 30, 2017, from $3,732 at the end of 2016. The increase in the allowance was primarily attributable to the significant loan growth in 2017. For the nine months ended September 30, 2017, net charge-offs were $62, or 0.02%, of average loans outstanding, a $950 decrease compared to $1,012, or 0.34% of average loans outstanding in the same period of 2016. Net charge-offs totaled $40 in the third quarter of 2017 as compared to $1 for the same period last year.

Deposits:

We attract the majority of our deposits from within our eight county market area that stretches from Schuylkill County in the eastern part of Pennsylvania to Somerset County in the southwestern part of Pennsylvania by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2017, total deposits increased to $574,950 from $452,560 at December 31, 2016. Noninterest-bearing accounts increased $2,282, while interest-bearing accounts increased $120,108 in the nine months ended September 30, 2017. Interest-bearing transaction accounts, including NOW, money market and savings accounts, increased $104,949, or 40.7%, to $362,611 at September 30, 2017 from $257,662 at December 31, 2016. Total time deposits increased $15,159 to $136,125 at September 30, 2017 from $120,966 at December 31, 2016. Time deposits less than $100 increased $6,768, or 9.2%, while time deposits of $100 or more increased $8,391, or 17.6%. For the three months ended September 30, 2017, total deposits increased $51,055 with growth in all categories except savings accounts.

For the nine months ended September 30, interest-bearing deposits averaged $440,638 in 2017 compared to $391,990 in 2016. The cost of interest-bearing deposits was 0.61% in 2017 compared to 0.47% in 2016. For the nine months ended September 30, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.69% in 2017 compared to 0.53% in 2016. The cost of interest-bearing liabilities increased seven basis points when comparing the third quarter of 2017 with the second quarter of 2017.

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

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Atlantic Community Bankers Bank (“ACBB”) and the FHLB. At September 30, 2017, short-term borrowings totaled $37,250 compared to $31,500 at December 31, 2016, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. The average cost of short-term borrowings was 118 basis points in the nine months ended September 30, 2017 and 58 basis points during the same period last year. Long-term debt totaled $6,503 at September 30, 2017 as compared to $11,154 at December 31, 2016. The average cost of long-term debt was 3.11% in the nine months ended September 30, 2017 and 2.67% for the same period last year.

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

Our cumulative one-year RSA/RSL ratio equaled 0.79 at September 30, 2017. Given the recent actions of the FOMC and the potential for rates to increase in the future, the focus of ALCO has been to move towards a positive static gap position.

The current position at September 30, 2017, indicates that the amount of RSL repricing within one year would exceed that of RSA, thereby causing increases in market rates, to slightly decrease net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2017, produced similar results from those indicated by the one-year static gap position. Given an instantaneous and parallel shift in interest rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2018, would decrease 1.23% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2017. Our noncore funds at September 30, 2017, were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2017, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 6.80%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 6.54%. Comparatively, our overall noncore dependence ratio improved from year-end 2016 when it was 6.85%. Similarly, our net short-term noncore funding ratio was 7.36% at year-end, indicating that our reliance on noncore funds has decreased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $46 during the nine months ended September 30, 2017. Cash and cash equivalents decreased $6,571 for the same period last year. For the nine months ended September 30, 2017, net cash inflows of $596 from operating activities and $137,854 from financing activities were partially offset by a net cash outflow of $138,404 from investing activities. For the same period of 2016, net cash inflows of $2,944 from operating activities and $15,555 from investing activities were more than offset by a net cash outflow of $25,070 from financing activities.

Operating activities provided net cash of $596 for the nine months ended September 30, 2017 and provided net cash of $2,944 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $138,404 for the nine months ended September 30, 2017. For the comparable period in 2016, investing activities provided net cash of $15,555. In 2017, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. Investment portfolio activities along with a decrease in lending were the predominant factors causing the net cash inflow from investing activities in 2016.

Financing activities provided net cash of $137,854 for the nine months ended September 30, 2017 and used net cash of $25,070 for the same period last year. Deposit gathering is a predominant financing activity. During the nine months ended September 30, 2017 and 2016, deposits increased $122,390 and $10,651, respectively. Also impacting financing activities in 2017 was a capital issuance which accounted for a net cash inflow of $15,941.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $57,379, or $11.73 per common share, at September 30, 2017, and $41,920, or $12.95 per common share, at December 31, 2016. The increase in equity in the nine months ended September 30, 2017 was a result of the completion of the sale of approximately $17.0 million, before expenses, in common and preferred equity to accredited investors and qualified institutional buyers through the private placement of 269,885 shares of common stock and 1,348,809 shares of a newly created series of convertible, perpetual preferred stock. All shares of convertible, perpetual preferred stock were subsequently converted to common nonvoting shares at an exchange ratio of 1:1. Stockholders’ equity was also affected by recognizing earnings of $13, cash dividend payments of $2,010, compensation costs of $23 relating to option grants, the issuance of common stock to Riverview’s ESPP, 401k and dividend reinvestment plans of $373, the issuance of common stock related to the exercise of stock options of $61, and other comprehensive income of $1,058, resulting from net unrealized gains in the investment portfolio.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. The Bank’s Tier I and total risk-based capital ratios are strong and have consistently exceeded the well capitalized regulatory capital ratios of 8.0% and 10.0% required for well capitalized institutions. The ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 9.8% at September 30, 2017 and 9.9% at December 31, 2016. The total risk-based capital ratio was 10.7% at September 30, 2017 and 10.9% at December 31, 2016. In addition, the Bank is required to maintain a minimum common equity Tier 1 capital to risk-weighted assets of 5.75% for the calendar year of 2017. The Bank’s common equity Tier I capital to risk-weighted assets ratio was 9.8% at September 30, 2017 and 9.9% at December 31, 2016. The Bank’s Leverage ratio, which equaled 8.3% at September 30, 2017 and 7.7% at December 31, 2016, exceeded the minimum of 4.0% for capital adequacy purposes. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized under regulatory capital guidelines. There are no conditions or negative events since this notification that we believe have changed the Bank’s category.

Review of Financial Performance:

The Company reported net earnings of $13 or $0.03 per basic and diluted weighted average common share for the nine months ended September 30, 2017, compared to net income of $2,579 or $0.80 per basic and diluted weighted average common share, for the comparable period of 2016. The net earnings recognized in the nine months ended September 30, 2017 was directly affected from incurring certain costs involved in implementing strategic initiatives to enhance shareholder value through asset growth provided by organic and inorganic opportunities. On January 20, 2017, Riverview announced the successful completion of a $17.0 million private placement of common and preferred securities. The additional capital afforded Riverview the ability to significantly grow its loan portfolio through hiring multiple teams of experienced and established lenders to serve new and existing markets. More notably the capital raise allowed Riverview to announce on April 20, 2017, the execution of a definitive business combination agreement to form a strategic partnership with CBT Financial Corp, which was effective October 1, 2017. This action created a community banking franchise with approximately $1.2 billion of assets and provides enhanced products and services through 33 banking locations covering 12 Pennsylvania counties. Merger related costs included in noninterest expense totaled $375 for the nine months ended September 30, 2017.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-

bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 34.0% in 2017 and 2016.

For the three months ended September 30, tax-equivalent net interest income increased $675 to $5,511 in 2017 from $4,836 in 2016. The net interest spread decreased to 3.46% for the three months ended September 30, 2017 from 3.92% for the three months ended September 30, 2016. The tax-equivalent net interest margin decreased to 3.57% for the third quarter of 2017 from 3.99% for the comparable period of 2016. The tax-equivalent net interest margin for the second quarter of 2017 was 3.58%.

For the three months ended September 30, tax-equivalent interest income on earning assets increased $1,156 to $6,519 in 2017 from $5,363 in 2016. The yield on earning assets, on a fully tax-equivalent basis, declined 21 basis points for the three months ended September 30, 2017 at 4.22% as compared to 4.43% for the three months ended September 30, 2016. The tax-equivalent yield on loans decreased 32 basis points for the third quarter of 2017 to 4.38% from 4.70% for the third quarter of 2016. Average loans increased to $537,740 for the quarter ended September 30, 2017 compared to $400,427 for the same period in 2016. The tax-equivalent interest earned on loans was $5,938 for the three month period ended September 30, 2017 compared to $4,730 for the same period in 2016, an increase of $1,208. Comparing the third quarters of 2017 and 2016, tax equivalent interest income on investments decreased $72 as average volumes declined $6,292 and tax-equivalent yield decreased 11 basis points.

Total interest expense increased $481 to $1,008 for the three months ended September 30, 2017 from $527 for the three months ended September 30, 2016. Deposit costs increased to 0.67% in the third quarter of 2017 from 0.45% in the third quarter of 2016. The average volume of interest bearing liabilities increased to $524,506 for the three months ended September 30, 2017 as compared to $408,670 for the three months ended September 30, 2016. The cost of funds increased to 0.76% for the third quarter of 2017 as compared to 0.51% for the same period in 2016.

For the nine months ended September 30, tax-equivalent net interest income increased $1,045 to $15,004 in 2017 from $13,959 in 2016. A favorable volume variance of $2,500 from average earning asset growth exceeding average growth in interest bearing liabilities more than offset an unfavorable rate variance of $1,455 from a decline in the net interest margin. The net interest spread decreased 30 basis points for the nine months ended September 30, 2017 to 3.47% from 3.77% for the nine months ended September 30, 2016. The tax-equivalent net interest margin for the nine months ended September 30 was 3.58% in 2017 compared to 3.85% in 2016.

For the nine months ended September 30, 2017, tax-equivalent interest income increased $1,843 to $17,450 as compared to $15,607 for the nine months ended September 30, 2016. A positive volume variance in interest income of $2,673 attributable to changes in the average balance of earning assets was offset by a negative rate variance of $830 due to a reduction in the yield on earning assets. Average volumes of earning assets increased $76,137 comparing the nine months ended September 30, 2017 and 2016. The tax-equivalent yield on earning assets decreased 14 basis points in 2017 compared to 2016.

Total interest expense increased $798 to $2,446 for the nine months ended September 30, 2017 from $1,648 for the nine months ended September 30, 2016. A change in the volume of average interest bearing liabilities caused interest expense to increase $173. The average volume of interest bearing liabilities increased to $472,805 for the nine months ended September 30, 2017, as compared to $416,363 for the nine months ended September 30, 2016. In addition, we recognized an unfavorable rate variance of $625 from a 16 basis point increase in the overall cost of funds. Cost of funds increased to 0.69% for the nine months ended September 30, 2017 as compared to 0.53% for the same period in 2016.

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

	Nine months ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$459,703	$14,991	4.36%	$390,602	$13,362	4.57%
Tax exempt	18,330	547	3.99%	12,276	395	4.30%
Investments
Taxable	65,504	1,610	3.29%	59,430	1,383	3.11%
Tax exempt	5,747	212	4.93%	12,635	424	4.48%
Interest bearing deposits	9,975	78	1.05%	9,348	41	0.59%
Federal funds sold	1,812	12	0.89%	643	2	0.42%

Total earning assets	561,071	17,450	4.16%	484,934	15,607	4.30%
Less: allowance for loan losses	4,409			3,928
Other assets	54,815			55,328

Total assets	$611,477			$536,334

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$92,860	$548	0.79%	$45,263	$127	0.37%
NOW accounts	140,186	409	0.39%	139,267	313	0.30%
Savings accounts	80,836	85	0.14%	73,660	103	0.19%
Time deposits less than $100	76,244	538	0.94%	78,740	466	0.79%
Time deposits $100 or more	50,512	441	1.17%	55,060	366	0.89%
Short term borrowings	22,375	197	1.18%	13,676	59	0.58%
Long-term debt	9,792	228	3.11%	10,697	214	2.67%

Total interest bearing liabilities	472,805	2,446	0.69%	416,363	1,648	0.53%
Non-interest bearing demand deposits	76,166			69,862
Other liabilities	5,975			6,614
Stockholders’ equity	56,531			43,495

Total liabilities and stockholders’ equity	$611,477			$536,334

Net interest income/spread		$15,004	3.47%		$13,959	3.77%

Net interest margin			3.58%			3.85%
Tax-equivalent adjustments:
Loans		$186			$134
Investments		72			144

Total adjustments		$258			$278

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2017.

For the three and nine months ended September 30, the provision for loan losses totaled $610 and $1,734 in 2017, and $29 and $284 in 2016. The increase in the provision in 2017 was a direct result of loan growth.

Noninterest Income:

Noninterest income for the third quarter decreased $188, or 18.4%, to $835 in 2017 from $1,023 in 2016. The primary cause of the decrease was a $109 reduction in net gains from the sale of investment securities available-for-sale to $43 in the third quarter of 2017 from $152 in the third quarter of 2016.

For the nine months ended September 30, noninterest income amounted to $2,416 in 2017, a decrease of $297 from $2,713 in 2016. The most significant factor for the decrease was a $378 decrease in net gains recognized on the sale of available-for-sale investment securities. Partially offsetting this decrease were improvements of $100 in wealth management income and $33 in mortgage banking income.

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

Noninterest expense increased $834, or 19.2%, to $5,167 for the three months ended September 30, 2017, from $4,333 for the same period last year. The majority of the increase was associated with an increase in salaries and employee benefits expense of $594 to $2,928 for the third quarter of 2017 from $2,334 for the third quarter of 2016. Net occupancy expense and other expenses increased $77 and $163 in the third quarter of 2017 as compared with the same period in 2016.

Noninterest expense increased $2,678, or 21.1%, to $15,371 for the nine months ended September 30, 2017, from $12,693 for the same period last year. The majority of the increase in salaries and employee benefit expense was a result of implementing the lending team lift out initiative and related costs, as well as staffing two full service offices in Berks and Lycoming Counties, respectively. Additions to leased facilities for this newly opened community banking office along with offices to support the lending teams were primarily responsible for the $278, or 17.2% increase in occupancy and equipment costs. The majority of the increase in other expenses comparing the nine months ended September 30, 2017 and 2016 was a result of incurring merger related expenses related to the business combination with CBT Financial Corp.

Income Taxes:

We recorded income tax expense of $69 for the three months ended September 30, 2017, and income tax expense of $454 for the same period last year. For the nine months ended September 30, income tax expense of $44 was recorded, as compared to an income tax expense of $838 for the comparable period of 2016.

Riverview Financial Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2017, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the opinion of the Company, after review with legal counsel, there are no proceedings pending to which the Company is a party or to which its property is subject, which, if determined adversely to the Company, would have a material effect on the consolidated results of operations or financial condition. There are no proceedings pending other than ordinary, routine litigation incident to the business of the Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

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

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2017

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date:	November 14, 2017