Form 10-K
period 2017-12-31
Riverview Financial Corp
filed 2018-03-23
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, on June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $62,605,000 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2018 was 9,083,770.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2018 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Riverview Financial Corporation

Form 10K

For the Year Ended December 31, 2017

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies, financial conditions, results of operations and expectations of Riverview Financial Corporation and its direct and indirect subsidiaries. These forward-looking statements are generally identified by use of the words such as “may”, “should”, “will”, “could”, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project”, “plan”, “goal”, “strategy”, “likely”, “seek”, “future” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the ability to achieve the intended benefits of the merger with CBT Financial Corp.;

•	the effect of changes in market interest rates and the relative balances of rate-sensitive assets to rate-sensitive liabilities on net interest margin and net interest income;

•	increases in non-performing assets, which may require Riverview Financial Corporation to increase the allowance for credit losses, charge off loans and incur elevated collection and carrying costs related to such non-performing assets;

•	the impact of adverse economic conditions, particularly in the Riverview Financial Corporation market area, on the performance of its loan portfolio and the demand for its products and services;

•	the effects of changes in interest rates on demand for Riverview Financial Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on Riverview Financial Corporation’s sources of funding;

•	the impact of legislative and regulatory changes and the increasing amount of time and resources spent on compliance;

•	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System;

•	credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios;

•	demand for loan and other products;

•	our ability to attract and retain deposits;

•	the effect of competition on deposit and loan rates, growth and on the net interest margin;

•	changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area;

•	the failure to identify and to address cyber-security risks;

•	the ability to keep pace with technological changes;

•	the ability to attract and retain talented personnel;

•	capital and liquidity strategies, including Riverview Financial Corporation’s ability to comply with applicable capital and liquidity requirements, and its ability to generate capital internally or raise capital on favorable terms;

•	Riverview Financial Corporation’s reliance on its subsidiaries for substantially all revenues and its ability to pay dividends or other distributions;

•	the effects of changes in relevant accounting principles and guidelines on Riverview Financial Corporation’s financial condition; and

•	the impact of the inability and failure of third party service providers to perform their contractual obligations.

Any forward-looking statement made by us in this document is based only on information currently available to us and speaks only as of the date on which it is made. Riverview Financial Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Part I

Item 1.	Business.

General

Riverview Financial Corporation (the “Company”) was formed in 2013 through the consolidation of a corporation of the same name with Union Bancorp, Inc., resulting in a bank holding company incorporated under the laws of Pennsylvania. The Company provides a full range of financial services through its wholly-owned bank subsidiary, Riverview Bank (the “Bank”), which is its sole operating segment. The Company has approximately 297 employees.

The Bank is a state-chartered bank and trust company regulated by the Pennsylvania Department of Banking and Securities (“DOB”) and the Federal Deposit Insurance Corporation (“FDIC”) that offers its financial services through its operating divisions: Citizens Neighborhood Bank, CBT Bank, Riverview Wealth Management and CBT Financial and Trust Management. The Bank offers investment advisory services to individuals and small businesses through registered employees and a relationship it has with a third party broker dealer.

Effective October 1, 2017, the Company merged with CBT Financial Corp. (“CBT”) and its subsidiary, CBT Bank, merged with and into the Bank. The Company’s financial results reflect the merger of CBT Bank and the Bank under the purchase method of accounting, with the Company treated as the acquirer from an accounting standpoint.

Unless the context indicates otherwise, all references in this annual report to the “Company”, “Bank”, “we,” “us” and “our” refer to Riverview Financial Corporation, its direct and indirect subsidiaries and its and their respective predecessors.

We primarily generate income through interest income derived from our loan and securities portfolios. Other income is generated primarily from transaction fees, trust and wealth management fees, mortgage banking fees and service charges on deposit accounts. Our primary costs are interest paid on deposits and borrowings and general operating expenses. We provide a variety of commercial and retail banking and financial services to businesses, non-profit organizations, governmental and municipal agencies, professional customers, and retail customers, on a personalized basis.

Market Areas

The Bank’s market area consists of Berks, Blair, Centre, Clearfield, Dauphin, Huntingdon, Lebanon, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties in Central Pennsylvania.

Products and Services

The Bank offers a variety of consumer and commercial banking products and services throughout its market area. Our primary lending products are real estate, commercial and consumer loans. Our primary deposit products are NOW, demand deposit accounts, and certificate of deposit accounts. We also offer ATM access, investment accounts, trust department services and other various lending, depository and related financial services.

Lending Activities

We provide a full range of retail and commercial lending products designed to meet the borrowing needs of consumers and small- and medium-sized businesses in our market area. A significant amount of our loans are made to customers located within our market area. We have no foreign loans or highly leveraged transaction loans, as defined by the Board of Governors of the Federal Reserve. Although we participate in loans originated by other banks, we have originated the majority of the loans in our portfolio.

Our primary commercial products are loans to small- and medium- sized businesses. Our consumer products include one-to-four family residential mortgages, consumer, automobile, home equity, educational and lines of credit loans. Our retail lending products include the following types of loans, among others: residential real estate; automobiles; manufactured housing; personal; student; and home equity. Our commercial lending products include the following types of loans, among others: commercial real estate; working capital; equipment and other commercial needs; construction; and agricultural and mineral rights. The terms offered on a loan vary depending on the type of loan and credit-worthiness of the borrower. We fund our loans, primarily, by our various deposit products which include certificates of deposits, savings, money market and various demand deposit accounts that are offered to both consumer and commercial customers.

Payment risk is a function of the economic climate in which our lending activities are conducted. Economic downturns in the economy generally, or in a particular sector, could cause cash flow problems for our customers, impairing their ability to repay loans we make to them. We attempt to minimize this risk by avoiding loan concentrations to a single customer or a group of similar customer types, the loss of any one or more of whom would have a materially adverse effect on its financial condition. One element of interest rate risk arises from making fixed rate loans in an environment of changing interest rates. We attempt to mitigate this risk by making adjustable rate loans and by limiting repricing terms to five years or less for commercial customers requiring fixed rate loans.

Our lending activity also exposes us to the risk that any collateral we take as security is not adequate. We attempt to manage collateral risk by avoiding loan concentrations to particular types of borrowers, by perfecting liens on collateral and by obtaining appraisals on property prior to extending loans. We attempt to mitigate our exposure to these and other types of lending risks by stratifying authorization requirements by loan size and complexity.

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

Deposit Activities

Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. We offer a variety of deposit accounts with a range of interest rates and terms, including, among others: money market accounts; NOW accounts; savings accounts; certificates of deposit; individual retirement accounts, and demand deposit accounts. These deposits are primarily obtained from areas surrounding our branch offices. We rely primarily on marketing, product innovation, technology, service and long-standing relationships with customers to attract and retain deposits. Other deposit related services include: remote deposit capture; automatic clearing house transactions; cash management services; automated teller machines; point of sale transactions; safe deposit boxes; night depository services; direct deposit; and official check services.

Trust, Wealth Management and Brokerage Services

Through our trust department, we offer a broad range of fiduciary and investment services. Our trust and investment services include:

•	investment management;

•	IRA trustee services;

•	estate administration;

•	living trusts;

•	trustee under will;

•	guardianships;

•	life insurance trusts;

•	custodial services / IRA custodial services;

•	corporate trusts; and

•	pension and profit sharing plans.

We provide a comprehensive array of wealth management products and services through Riverview Wealth Management and CBT Financial and Trust Management divisions to individuals, small businesses and nonprofit entities. These products and services include the following, among others: investment portfolio management; brokerage; estate planning assistance; annuities; business succession planning; insurance; education funding strategies; and tax planning assistance.

We have a third-party marketing agreement with a broker-dealer that allows us to offer a full range of securities, brokerage services and annuity sales to our customers. We have three dedicated locations that provide such investor services as well as accommodating customer meetings by appointment within our retail banking offices. Through these divisions, our clients have access to a wide array of financial products including stocks, bonds, mutual funds, annuities and insurance.

Competition

The banking and financial services industries are highly competitive. Within its geographic region, the Bank faces direct competition from other commercial banks, varying in size from local community banks to larger regional and nationwide banks, credit unions and non-bank entities. As a result of the wide availability of electronic delivery channels, the Bank also faces competition from financial institutions that do not have a physical presence in its geographic markets.

Many of our competitors are substantially larger in terms of assets and available resources. Certain of these institutions have significantly higher lending limits than we do, and may provide various services for their customers that we presently do not. In addition, we experience competition for deposits from mutual funds and broker dealers, while consumer discount, mortgage and insurance companies compete with us for various types of loans. Credit unions, finance companies and mortgage companies enjoy certain competitive advantages over us, as they are not subject to the same regulatory restrictions and taxation as commercial banks. Principal methods of competing for bank products, permitted nonbanking services and financial activities include price, nature of product, quality of service, convenience of location, and availability of banking convenience technology, including telephone and web-based banking services.

In our market area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. In the current economic environment, we are experiencing increased competition in view of our loan demand and deposit gathering.

We believe that our most significant competitive advantage originates from our business philosophy, which includes offering direct access to senior management and other officers, providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently applied credit policies. In addition, our success has been, and will continue to be, a result of our emphasis on community involvement and customer relationships. With consolidation continuing in the financial industry, and particularly in our market area, smaller community banks like us are gaining opportunities to increase market share as larger institutions reduce their emphasis on, or exit, the markets.

Seasonality

Generally, our operations are not seasonal in nature. Our deposit activities, however, have been somewhat influenced by fiscal funding appropriations related to municipalities and school districts in our market areas, which are to some extent seasonal in nature.

Supervision and Regulation

We are extensively regulated under federal and state laws. Generally, these laws and regulations are intended to protect consumers, not shareholders. The following is a summary description of certain provisions of law that affect the regulation of bank holding companies and banks. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in laws and regulations may have a material effect on our business and prospects. Federal statutes that apply to the Company and the Bank include the Gramm Leach Bliley Act (“GLB Act”), the Bank Holding Company Act (“BHCA”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Federal Reserve Act, and the Federal Deposit Insurance Act, among others. In general, these statutes, regulations promulgated thereunder, and related interpretations establish the permissible eligible business activities of the Company and the Bank, impose acquisition and merger restrictions, limit intercompany transactions, such as loans and dividends, and dictate capital adequacy requirements, among other things.

The Company is a bank holding company within the meaning of the BHCA and is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”). We are required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB also conducts examinations of the Company. In addition, under the Pennsylvania Banking Code of 1965 of the Pennsylvania Department of Banking and Securities (“DOB”), has the authority to examine the books, records and affairs of the Company and to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.

With certain limited exceptions, we are required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person or entity proposing to acquire control through direct or indirect ownership of 25% or more of our voting securities is required to give 60 days’ written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

The Bank is also regulated by the DOB and the FDIC. The DOB may prohibit an institution, over which it has supervisory authority, from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.

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

We are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with us, and not involving more than the normal risk of repayment or other unfavorable features. Other laws limit the maximum amount that we may loan to any one customer as a percentage of our capital levels.

Limitations on Dividends and Other Payments

Our ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on our ability and the ability of the Bank, to pay dividends.

Permitted Non-Banking Activities

Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, or providing service to those subsidiaries. With prior approval of the FRB, we may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank activities.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements relating to any extension of credit, the lease or sale of property, or furnishing of services.

Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of or assistance provided to a commonly controlled FDIC-insured depository institution. Accordingly, in the event any insured subsidiary of a bank holding company causes a loss to the FDIC, other insured subsidiaries of a bank holding company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross-guarantee liabilities generally are superior in priority to the obligation of the depository institutions to its shareholders, due solely to their status as shareholders, and obligations to other affiliates.

Pennsylvania Law

As a Pennsylvania bank holding company, the Company is subject to various restrictions on its activities as set forth in Pennsylvania law. This is in addition to those restrictions set forth in federal law. Under Pennsylvania law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Pennsylvania must obtain permission from the DOB.

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

There are three levels of civil penalties under FIRREA:

•	The first tier provides for civil penalties of up to $5,500 per day for any violation of law or regulation;

•	The second tier provides for civil penalties of up to $27,500 per day if more than a minimal loss or a pattern is involved; and.

•	Finally, civil penalties of up to the lesser of $1.1 million or 1% of total assets per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit.

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

The Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action at December 31, 2017, based on the most recent notification from the FDIC. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

Beginning January 1, 2015, all insured depository institutions were required to incorporate the revised regulatory capital requirements into the prompt corrective action framework, including the new common equity tier 1 capital asset ratio and a higher tier 1 risk-based capital ratio.

FDICIA generally prohibits a depository institution from making any capital distributions, including payment of a cash dividend or paying any management fees to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator generally within 90 days of the date such institution is determined to be critically undercapitalized.

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

Risk-Based Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in assessing capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off-balance-sheet items, against both total qualifying capital, Common Equity Tier 1 capital, and Tier 1 capital.

“Common Equity Tier 1 Capital” includes common equity and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions and retained earnings.

“Tier 1”, or core capital, includes common equity, non-cumulative preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.

“Tier 2”, or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

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

At December 31, 2017, the Bank was “well capitalized” under the foregoing requirements with a common equity tier 1 risk-based capital ratio of 9.75%, tier 1 leverage capital ratio of 7.95%, tier 1 risk-based capital ratio of 9.75% and a total capital ratio of 10.43%.

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

Community Reinvestment Act (“CRA”)

Under the CRA, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. CRA is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. CRA regulations were completely revised as of July 1, 1995, to establish performance-based standards for use in examining for compliance. Assessment by bank regulators of CRA compliance focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (iii) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The Bank had its last completed CRA compliance examination conducted January 30, 2017 and received a “satisfactory” rating.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank)

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators the authority to take control of and liquidate financial firms. Dodd-Frank additionally created the Consumer Financial Protection Bureau, an independent federal regulator that administers federal consumer protection laws. Dodd-Frank has and is expected to continue to have a significant impact on our business operations as its provisions take effect. It is expected that, as various implementing rules and regulations continue to be released, they will increase our operating and compliance costs and could increase our interest expense. Among the provisions that affect us or are likely to affect us are the following:

Holding Company Capital Requirements

Dodd-Frank requires the FRB to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion are consistent with safety and soundness.

Deposit Insurance

Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Substantially all deposits of the Bank are insured up to that limit. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund (“DIF”) from 1.15% to

1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio reaches 1.50% of insured deposits. In lieu of the dividend payments, the FDIC has adopted progressively lower assessment rate schedules that become effective when the reserve ratio exceeds 2.0% and 2.5%. In setting the assessment rates necessary to meet the new 1.35% requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020. Additionally, on December 22, 2017, the Tax Cuts and Jobs Act was enacted, which, among other things, disallows the deduction of FDIC insurance premiums for tax purposes, effective January 1, 2018, where previously, FDIC insurance premiums were fully deductible for tax purposes.

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits. The FDIC announced that the DRR for 2018 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (i) no such adjustment can be greater than three basis points from one quarter to the next, (ii) adjustments cannot result in rates more than three basis points above or below the base rates and (iii) rates cannot be negative. On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35%. The FDIC adopted the final rule on March 15, 2016, which imposes on insured depository institutions with $10 billion or more in total consolidated assets, a quarterly surcharge equal to an annual rate of 4.5 basis points applied to the deposit insurance assessment base, after making certain adjustments. The rule became effective on July 1, 2016.

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

Prohibition Against Charter Conversions of Troubled Institutions

Dodd-Frank prohibits a depository institution from converting from a state to a federal charter, or vice versa, while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matters. The converting institution must also file a copy of the conversion application with its current federal regulator, which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action, and provide access to all supervisory and investigative information relating thereto.

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

Limits on Interchange Fees

Dodd-Frank amended the Electronic Fund Transfer Act to give the Federal Reserve the authority, among other things, to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve issued its final rule, Regulation II, effective October 1, 2011. Consistent with Dodd-Frank, issuers with less than $10 billion in assets, like the Company, are exempt from debit card interchange fee standards.

Consumer Financial Protection Bureau

Dodd-Frank created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, TILA, RESPA, Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Alternatively, the mortgage lender can originate “qualified mortgages”, which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result will generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on our lending activities or our results of operations or financial condition.

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

Consumer Lending Laws

Bank regulatory agencies are increasingly focusing attention on consumer protection laws and regulations. To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the Dodd-Frank Act established the CFPB. This agency is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, RESPA, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in unfair, deceptive, or abusive acts or practices in connection with consumer financial products and services. As a residential mortgage lender, the Company and the Bank are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, TILA, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, RESPA, the Fair Credit Reporting Act, the Fair Debt Collection Act and the Flood Disaster Protection Act. Failure to comply with these and similar statutes and regulations can result in the Company and the Bank becoming subject to formal or informal enforcement actions, the imposition of civil money penalties, and consumer litigation.

Commercial Real Estate Guidance

In December 2015, the federal banking agencies released a statement entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Statement”). In the CRE Statement, the agencies express concerns with institutions that ease commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The agencies previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices”, which states that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where total commercial real estate loans represents 300% or more of its total capital and the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

Federal Reserve System

FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $15.5 million and $115.1 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the FRB. Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institution required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.

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

Employees

As of December 31, 2017, we had 297 employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

Availability of Securities Filings

Effective February 11, 2015, the Company became a reporting company and is required to file certain periodic reports under the Securities and Exchange Act of 1934 as required by Section 15(d) of that act. We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, we maintain an Internet website at www.riverviewbankpa.com. We make available, free of charge, through the “Investor Relations” link on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located at 3901 North Front Street, Harrisburg, Pennsylvania, and includes our executive offices as well as portions of our finance, information services, credit, and branch administration departments. Portions of our deposit operations, human resource administration, as well as trust service offices are located at 2638 Woodglen Road, Pottsville, Pennsylvania. Portions of our loan operations, credit administration, BSA and IT departments are located at 200 Front Street, Marysville, Pennsylvania. Additionally, compliance and portions of finance operations, human resource administration and operations, loan and deposit operations, credit administration and trust operations and services are located at 11 North Second Street, Clearfield, Pennsylvania. Each of these facilities is owned by the Bank.

The Bank operates 30 community banking offices and three limited purpose offices within Berks, Blair, Centre, Clearfield, Dauphin, Huntingdon, Lebanon, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties in Pennsylvania. Eight of the branch offices are leased by the Bank, while the remainder of the facilities are owned. All retail banking offices have ATMs and are equipped with closed circuit security monitoring.

We consider our properties to be suitable and adequate for our current and immediate future purposes.

Item 3.	Legal Proceedings.

In the opinion of the Company, after review with legal counsel, there are no proceedings pending to which the Company is party to or to which its property is subject, which, if determined to be adverse to the Company, would be material in relation to the Company’s consolidated financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2018, there were approximately 1,154 registered holders of our common stock, no par value. Our common stock trades on the OTCQX Market under the symbol “RIVE.”

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

The high and low closing sale prices and dividends per share of the Company’s common stock for the four quarters of 2017 and 2016 are summarized in the following table:

	2017			2016
			Dividends			Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$11.46	$12.20	$0.14	$11.00	$13.20	$0.14
Second Quarter	$11.81	$14.65	$0.14	$11.00	$12.10	$0.14
Third Quarter	$12.15	$13.50	$0.14	$11.00	$12.20	$0.14
Fourth Quarter	$12.95	$13.65	$0.14	$11.05	$11.78	$0.14

Item 6.	Selected Financial Data.

Not required for smaller reporting companies

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For a discussion of the recent Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”), refer to Note 1 entitled “Summary of significant accounting policies — Recent accounting standards”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates was used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change within the near term relate to the determination of the allowance for loan losses, determination of other-than-temporary impairment of investment securities, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or satisfaction of loans, the valuation of deferred tax assets, the valuation of acquired assets and liabilities assumed in business combinations and the impairment of goodwill. Actual amounts could differ from those estimates.

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

Real estate acquired through foreclosure, deeds in lieu of foreclosure, or in satisfaction of loans is adjusted to fair value based upon current estimates derived through independent appraisals less anticipated costs to sell. However, proceeds realized from sales may ultimately be higher or lower than those estimates.

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

The acquired assets and liabilities assumed in business combinations are measured at fair value as of the acquisition date. In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which require the utilization of significant estimates and judgment in accounting for the acquisition.

Goodwill is evaluated at least annually for impairment, or more frequently if conditions indicate potential impairment exists. Any impairment losses arising from such testing are reported in the income statement in the current period as a separate line item within operations.

For a further discussion of our critical accounting policies refer to Note 1 entitled “Summary of significant accounting policies” in the Notes to Consolidated Financial Statements to this Annual Report. This Note lists the significant accounting policies used by us in the development and presentation of the consolidated financial statements. This MD&A, the Notes to Consolidated Financial Statements and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary to understand and evaluate our financial position, results of operations and cash flows.

Operating Environment:

The gross domestic product (“GDP”), the value of all goods and services produced in the Nation, increased at an annual rate of 2.3% in 2017, nearly doubling the 1.5% pace in 2016. The acceleration in annual GDP reflects upturns in personal consumption expenditures, nonresidential fixed investment and exports offset partially by a decline in private inventory investment. Despite the annual improvement, the GDP for the fourth quarter of 2017 declined to 2.5% from 3.2% in the prior quarter, reflecting a downturn in private inventory investment that was partially offset by acceleration in personal consumption spending, exports, state and local government spending, nonresidential fixed investment and federal government spending. Inflationary concerns continue to be contained as the consumer price index (“CPI”) was unchanged at 2.1% in both 2017 and 2016. The Federal Reserve Board’s Federal Open Market Committee’s (“FOMC”) preferred measure of inflation, which excludes food and energy costs, rose 1.5% in 2017 and continued to be below the FOMC’s benchmark of 2.0%. Despite keeping inflation in check, the FOMC increased rates three times in 2017 based on expectations that the job market and the economy will continue to strengthen further. The FOMC stated at its December 2017 meeting that they anticipate the pending need for more rate increases throughout 2018, with determinations to be made based on information at the time rate change decisions are considered.

FOMC actions have a direct impact on our business and profitability. Similar to most banks, we have experienced deposit disintermediation from time deposits to interest-bearing non-maturity transaction accounts as a result of the continuation of the relatively low interest rate environment. Further FOMC actions resulting in acceleration of the increasing interest rate cycle may increase our cost of funds as depositors may be enticed to transfer funds from lower cost interest-bearing transaction accounts to higher cost time deposits. Many of our competitors have a high dependence on short-term borrowed funds. If rates continue to rise, these banks may aggressively increase rates offered on their deposits in an effort to mitigate the risk of corresponding changes in their funding costs with changes in the federal funds rate. These actions may impact us as we may have to raise rates to retain customers and provide liquidity for funding loans. A continuation in the rising rate cycle can also impact our primary business of lending in a number of ways. In order to offset increases in funding costs we may have to seek higher yielding loan types that could have an impact on loan concentration levels. Our asset quality may be adversely impacted if borrowers with adjustable rate loans are unable to cover debt service in the future as rates rise. We continually monitor adjustable rate relationships to mitigate this risk through stress testing over various rate scenarios. In addition, adjustable rate borrowers may request renegotiation of existing loans to longer-term fixed rate loans to avoid the possibility of future increases in their debt service costs. There is a possibility we may lose customers to competitors if we are unable or unwilling to provide longer term fixed rate funding.

Employment conditions overall improved in the United States in 2017. The number of people employed increased at a greater pace as compared to the increase in the civilian labor force in 2016. As a result, the annual unemployment rate for the United States fell to 4.1% in 2017 from 4.7% in 2016. The improvements in job growth were offset partially by slower wage growth in 2017.

Similarly, employment conditions in 2017 improved for the Commonwealth of Pennsylvania as evidenced by a decrease in the unemployment rate to 4.4% in 2017 from 4.8% in 2016. With respect to the markets we serve, the unemployment rate decreased in all but two of the twelve counties in which we have branch locations. The average unemployment rate for Counties in our market area decreased to 4.9% in 2017 from 5.4% in 2016. The lowest 2017 unemployment rate within the counties we serve was in Centre County at 3.3%. Continued improvement in unemployment rates could favorably impact the rate of economic growth in our market and may have a corresponding impact on our loan and deposit growth and profitability.

National, Pennsylvania and our market area’s non-seasonally-adjusted annual unemployment rates in 2017 and 2016 are summarized as follows:

	2017	2016
United States	4.1%	4.7%
Pennsylvania	4.4	4.8
Berks County	4.0	4.4
Blair County	4.4	4.9
Centre County	3.3	3.7
Clearfield County	6.0	7.1
Dauphin County	4.1	4.1
Huntingdon County	6.5	7.2
Lebanon County	3.8	3.8
Lycoming County	5.5	6.0
Northumberland County	5.7	6.0
Perry County	4.0	4.1
Schuylkill County	5.4	5.7
Somerset County	6.2	7.2

The banking industry operating performance declined in 2017 as net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks in 2017 totaled $164.8 billion, a decrease of $6.0 billion, or 3.5%, from 2016. Excluding one-time income tax expenses associated with the enactment of the new tax law in the fourth quarter, net income for all FDIC insured banks in 2017 would have been $183.1 billion, an increase of 7.2% over 2016 industry results. FDIC-insured community banks outperformed the overall banking industry as their net income in 2017 improved to $20.6 billion, an increase of $757 million, or 4.0%, over 2016. Excluding the one-time income tax expense, net income for all FDIC-insured community banks in 2017 would have been $22.3 billion, an increase of 12.6% when compared to 2016. The improvement in earnings was largely the result of increases in net interest income of $1.6 billion, or 9.4% offset partially by an increase in noninterest expense of $502.8 million, or 3.4%.

The forecasted improvements in employment conditions and economic growth, coupled with reductions in the tax rates enacted by recent tax reform legislation, could spur continued expansion in the United States and local economies beyond 2018. This could affect interest rates paid on deposits, which may adversely impact bank earnings as net interest margins compress from the inability of management to keep funding costs low. Increased loan growth, continuous expense control, sound balance sheet management and lower loan loss provisions could offset some of the negative impact of the reduction in net interest margins from funding costs.

Review of Financial Position:

Riverview Financial Corporation, (“Riverview” or the “Company”), a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Riverview Bank (the “Bank”) and its operating divisions Halifax Bank, Marysville Bank, Citizens Neighborhood Bank, CBT Bank, Riverview Wealth Management, CBT Investment Services, Inc. and CBT Financial and Trust Management. On October 2, 2017, The Company announced the completion of its merger of equals with CBT Financial Corp. (“CBT”), effective October 1, 2017 pursuant to the Agreement and Plan of Merger between Riverview and CBT, dated April 19, 2017. On the effective date, CBT was merged with and into Riverview, with Riverview surviving (the “merger”). Additionally, CBT Bank, the wholly-owned subsidiary of CBT, merged with and into Riverview Bank, the wholly-owned subsidiary of Riverview, with Riverview Bank as the surviving institution. The Company’s financial results reflect the merger of CBT Bank with and into Riverview Bank under the purchase method of accounting, with the Company treated as the acquirer for accounting and reporting purposes. In accordance with the acquisition accounting for the merger, the historical assets and liabilities of CBT have been recorded at their respective estimated fair values on the date of the merger. The estimated fair values are subject to change for up to one year after the date of the merger if information unknown relative to closing date fair values becomes available. The historical financial information included in the Company’s consolidated financial statements and related notes as reported in this Form 10-K is that of Riverview and, consequently, comparisons may not be particularly meaningful. The results for the year ended December 31, 2017, include the operating results of Riverview for the entire year and the operating results of the CBT division since October 1, 2017. The merger had a significant impact on the results of operations for the year ended December 31, 2017.

Riverview Bank, with thirty community banking offices and three limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small to medium sized businesses in the Pennsylvania market areas of Berks, Blair, Centre, Clearfield, Dauphin, Huntington, Lebanon, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties.

The Bank is state-chartered under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The Bank’s primary product is loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. The Bank primarily funds its loans by offering interest-bearing transaction accounts to commercial enterprises and individuals. Other deposit product offerings include certificates of deposits and various demand deposit accounts. The Bank offers a broad range of financial advisory, investment and fiduciary services through its wealth management and trust operating divisions.

The wealth management and trust divisions did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Bank’s thirty community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

The Company faces competition primarily from commercial banks, thrift institutions and credit unions within the northern, central and southwestern Pennsylvania markets, many of which are substantially larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

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

Total assets, loans and deposits were $1.2 billon, $956.0 million and $1.0 billion, respectively, at December 31, 2017. Comparatively, total assets, loans and deposits were $543.0 million, $409.3 million and $452.6 million, respectively, at December 31, 2016. The majority of the increases in 2017 resulted from the merger. However, the Company also experienced significant organic balance sheet growth in 2017 as a result of implementing certain strategic initiatives. During the first quarter of 2017 we successfully completed a $17.0 million private placement of common and convertible preferred securities. The additional capital afforded Riverview the ability to significantly grow its loan portfolio through hiring multiple teams of experienced and established lenders to serve new and existing markets. The addition of our new lending teams provided net organic loan growth of more than $164.2 million or 40.1% in 2017. In addition, deposits increased $135.2 million, or 29.8%, without considering assumed CBT deposits totaling $438.8 million in 2017.

The loan portfolio consisted of $700.8 million of business loans, including construction, commercial and commercial real estate loans, and $255.2 million in retail loans, including residential mortgage and consumer loans at December 31, 2017. Total investment securities were $93.2 million at December 31, 2017, all of which were classified as available-for sale. Total deposits consisted of $155.9 million in noninterest-bearing deposits and $870.6 million in interest-bearing deposits at December 31, 2017.

Stockholders’ equity equaled $106.3 million, or $11.72 per share, at December 31, 2017, and $41.9 million or $12.95 per share, at December 31, 2016. Dividends declared for the 2017 amounted to $0.55 per share, representing an annual yield of 4.2% based on the closing price of the Company’s common stock of $13.15 per share on December 31, 2017.

Nonperforming assets equaled $8,151 or 0.85% of loans, net and foreclosed assets at December 31, 2017, an improvement from $8,175 or 1.99% at December 31, 2016. Nonperforming loans at December 31, 2017 and December 31, 2016 exclude $8,512 and $888, respectively, of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition. The allowance for loan losses equaled $6,306 or 0.66% of loans, net, at December 31, 2017, compared to $3,732 or 0.91% of loans, net at year-end 2016. The decrease in the ratio of the allowance for loan losses as a percentage of loans, net, was primarily a function of acquisition accounting, whereby the historical loan portfolio of CBT was recorded at its estimated fair value, including a discount to reflect credit risk, and the CBT historical allowance for loan losses was eliminated. Loans charged-off, net of recoveries equaled $160 or 0.03% of average loans in 2017, compared to $1,086 or 0.27% of average loans in 2016.

Investment Portfolio:

Our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements. At December 31, 2017, our portfolio consisted primarily of taxable and tax-exempt state and municipal bonds and mortgage-backed securities, which provide a source of income and liquidity.

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

During 2017, the FOMC increased its target federal funds 25 basis points three times, totaling 75 basis points for the year. The FOMC stated that they expect economic conditions will continue to improve and may warrant additional increases in the federal funds rate but that the timing and magnitude of these changes will depend ultimately on incoming economic data. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in general market interest rates have a significant influence on the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 7-year U.S. Treasury securities. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Government agency and U.S. Governments-sponsored enterprises mortgage-backed securities, whereas the 7-year U.S. Treasury note influences the value of taxable and tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury increased from 1.20% at year-end 2016 to 1.89% at year-end 2017. The yield on the 7-year U.S. Treasury increased 8 basis points from 2.25% at December 31, 2016, to 2.33% at December 31, 2017. Since bond prices move inversely to yields, we reported net unrealized holding losses, included as a separate component of stockholders’ equity of $893, net of income taxes of $238, at December 31, 2017.

In order to monitor the potential effects interest rate fluctuations could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2017, indicated that should there be a parallel increase in the yield curve over one year by 100, 200 and 300 basis points, we would anticipate declines of 4.3%, 8.4% and 12.4% in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities

	2017		2016		2015
December 31	Amount	%	Amount	%	Amount	%
U.S. Treasury securities			$5,021	6.87%	$103	0.14%
U.S. Government-sponsored enterprises					4,737	6.25
State and municipals:
Taxable	$35,002	37.56%	42,394	57.98	15,672	20.66
Tax-exempt	16,308	17.50	5,674	7.76	19,098	25.18
Mortgage-backed securities:
U.S. Government agencies	22,817	24.48	1,890	2.59	277	0.37
U.S. Government-sponsored enterprises	10,089	10.82	8,896	12.17	27,519	36.28
Corporate debt obligations	8,985	9.64	9,050	12.38	7,945	10.47
Equity securities, financial services			188	0.25	499	0.65

Total	$93,201	100.00%	$73,113	100.00%	$75,850	100.00%

Investment securities increased $20.1 million to $93.2 million at December 31, 2017 from $73.1 million at December 31, 2016 as a result of the merger with CBT. At December 31, 2017, the entire investment portfolio was classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. There were no securities purchased in 2017. Investment purchases in 2016 were $46.0 million. Repayments of investment securities totaled $5.7 million in 2017 and $7.1 million in 2016. Proceeds from the sale of investment securities available-for-sale totaled $19.0 million in 2017. The sales consisted of U.S. Treasury securities, U.S. Government-sponsored enterprises, taxable municipal bonds and equity securities. This compares to proceeds of $38,380 from the sale of investment securities available-for-sale in 2016, where the majority of the sales were mortgage-backed securities and tax-exempt municipal securities. Gross gains of $166 and gross losses of $77, resulting in a net gain of $89, were recognized from the sale of investment securities in 2017. Gross gains of $524 and gross losses of $40, resulting in a net gain of $484, were recognized from the sale of investment securities in 2016.

The composition of the investment portfolio changed during 2017 primarily due to the investments acquired from CBT. Short-term U.S. Treasury, U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities comprised 35.3% of the total portfolio at year-end 2017 compared to 21.6% at the end of 2016. Tax-exempt municipal obligations increased as a percentage of the total portfolio to 17.5% at year-end 2017 from 7.8% at the end of 2016, while taxable municipal securities decreased to 37.6% of the total portfolio at year-end 2017 from 58.0% at the end of 2016. Corporate debt comprised 9.6% of the portfolio at the end of 2017 from 12.4% at year ended 2016. As a result of the changes that occurred within the portfolio during 2017, the average life and the modified duration of the investment portfolio decreased to 8.4 years and 6.7 years, respectively, at December 31, 2017 as compared with 9.9 years and 7.0 years at December 31, 2016.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2017 and 2016. For additional information related to OTTI refer to Note 4 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $78.4 million and equaled 11.4% of average earning assets in 2017, compared to $72.3 million and equaled 14.9% of average earning assets in 2016. The tax-equivalent yield on the investment portfolio decreased 17 basis points to 3.19% in 2017 from 3.36% in 2016. In addition to measuring our performance using the book yield, we monitor and evaluate our investment portfolio with respect to total return in comparison to national benchmarks. Total return is a comprehensive industry-wide approach measuring investment portfolio performance. This measure is superior to measuring performance strictly on the basis of yield since it not only considers income earned similar to the yield approach, but also includes the reinvestment income on repayments and capital gains and losses, whether realized or unrealized. The total return of our investment portfolio improved to 3.0% in 2017 slightly below the Bloomberg Barclays aggregate-bond index, a benchmark used by most investment managers, of 3.5% in 2017.

At December 31, 2017 and 2016, there were no securities of any individual issuer, except for U.S. Government agency mortgage-backed securities, that exceeded 10.0% of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2017, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities

			After one but		After five but
	Within one year		within five years		within ten years		After ten years		Total
December 31, 2017	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipals:
Taxable	$776	2.83%	$1,890	3.78%	$5,634	3.69%	$27,052	3.43%	$35,352	3.48%
Tax-exempt	3,194	1.63	4,071	1.70	3,145	2.50	5,915	4.68	16,325	2.92
Mortgage-backed securities:
U.S. Government agencies					200	3.45	22,708	1.98	22,908	1.99
U.S. Government-sponsored enterprises							10,218	2.46	10,218	2.46
Corporate debt obligations					3,500	2.29	6,029	4.01	9,529	3.38

Total	$3,970	1.87%	$5,961	2.36%	$12,479	3.00%	$71,922	2.99%	$94,332	2.90%

Loan Portfolio:

Economic factors and how they affect loan demand are important to us and the overall banking industry, as lending is a primary business activity. Loans are the most significant component of earning assets and they generate the greatest amount of revenue for us. Similar to the investment portfolio there are risks inherent in the loan portfolio that must be understood and considered in managing the lending function. These risks include IRR, credit concentrations and fluctuations in demand. Changes in economic conditions and interest rates affect these risks, which influence loan demand, the composition of the loan portfolio and profitability of the lending function.

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio

	2017		2016		2015		2014		2013
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$140,116	14.65%	$51,166	12.50%	$46,076	11.24%	$37,301	10.88%	$37,253	11.52%
Real estate:
Construction	34,405	3.60	8,605	2.10	18,599	4.54	11,441	3.34	12,594	3.90
Commercial	526,230	55.05	212,550	51.93	205,500	50.14	199,782	58.30	172,418	53.32
Residential	240,626	25.17	130,874	31.97	135,106	32.97	91,688	26.76	98,653	30.51
Consumer	14,594	1.53	6,148	1.50	4,564	1.11	2,481	0.72	2,419	0.75

Loans, net	955,971	100.00%	409,343	100.00%	409,845	100.00%	342,693	100.00%	323,337	100.00%

Less: allowance for loan loss	6,306		3,732		4,365		3,792		3,663

Net loans	$949,665		$405,611		$405,480		$338,901		$319,674

Loans, net increased $546.7 million in 2017 to $956.0 million at December 31, 2017 as compared with $409.3 million at December 31, 2016. Business loans, including construction, commercial loans and commercial real estate loans, were $700.8 million or 73.3% of loans, net at December 31, 2017, and $272.3 million, or 66.5% at year-end 2016. Residential mortgages and consumer loans totaled $255.2 million or 26.7% of loans, net at year-end 2017 and $137.0 million, or 33.5%, at year-end 2016. Acquired loans from the merger with CBT amounted to $382.5 million at the effective date of the merger. Organic loan growth totaled $164.2 million, or 40.1%, in 2017. Loan volume increased during all four quarters of 2017. Excluding acquired loans, quarterly loan growth in 2017 totaled $55.1 million, or 13.5%, in the first quarter, $40.3 million, or 8.7%, in the second quarter, $55.4 million, or 11.0%, in the third quarter and $13.4 million, or 2.4%, in the fourth quarter.

Loans averaged $597.1 million in 2017 compared to $403.0 million in 2016. Taxable loans averaged $574.1 million, while tax-exempt loans averaged $23.0 million in 2017. The increase in average loans year-over-year was primarily attributable to the merger with CBT. The loan portfolio continues to play a prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 86.7% in 2017 as compared with 83.0% in 2016.

The prime rate increased 75 basis points in 2017 to 4.50% at year end from 3.75% at the beginning of the year. The tax-equivalent yield on our loan portfolio increased six basis points to 4.59% in 2017 from 4.53% in 2016. Included in loan interest income in 2017 was the recognition of fair value accretion of $736 on acquired loans, which increased the tax-equivalent net interest margin by 12 basis points. Excluding accretion on acquired loans, the tax equivalent yield on the loan portfolio improved during 2017 from 4.30% in the first quarter of 2017 to 4.64% in the fourth quarter of 2017. The quarterly change was attributable to increases in yields on adjustable rate loans from increases in the prime rate along with the addition of higher yielding loans acquired from CBT.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2017, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio

December 31, 2017	Within one year	After one but within five years	After five years	Total
Maturity schedule:
Commercial	$26,678	$26,739	$86,699	$140,116
Real estate:
Construction	14,913	6,226	13,266	34,405
Commercial	11,697	26,641	487,892	526,230
Residential	7,643	23,265	209,718	240,626
Consumer	972	9,379	4,243	14,594

Total	$61,903	$92,250	$801,818	$955,971

Predetermined interest rates	$23,067	$67,665	$159,709	$250,441
Floating or adjustable interest rates	38,836	24,585	642,109	705,530

Total	$61,903	$92,250	$801,818	$955,971

As previously mentioned, there are numerous risks inherent in the mortgage loan portfolio. We manage the portfolio by employing sound credit policies and utilizing various modeling techniques in order to limit the effects of such risks. In addition, we utilize private mortgage insurance (“PMI”) to mitigate credit risk in the loan portfolio.

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Given the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 26.2% of the loan portfolio at December 31, 2017, compared to floating or adjustable-rate loans at 73.8%. Approximately 44.7% of the loan portfolio is expected to reprice within the next 12 months.

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

We evaluate each customer’s creditworthiness on a case-by-case basis, and if deemed necessary, obtain collateral and personal guarantees. The amount and nature of the collateral obtained or personal guarantees are based on our credit evaluation and overall assessment of risk.

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments

December 31	2017	2016	2015
Commitments to extend credit	$52,706	$26,042	$19,602
Unused portions of lines of credit	72,157	28,516	26,479
Standby and performance letters of credit	4,871	3,917	3,316

Total	$129,734	$58,475	$49,397

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $66 and $81 at December 31, 2017 and 2016, respectively. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

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

With respect to lending procedures, loan relationship managers, centralized underwriters, working with independent credit department analysts in the case of self-employed borrowers or commercial entities, must determine the borrower’s ability to repay the credit based on prevailing and expected market conditions prior to requesting approval for the loan. The Board of Directors establishes and reviews, at least annually, the lending authority for all approving authorities. Credits beyond centralized underwriting or joint officer signature authorities are elevated to an Officer’s Loan Committee and, if necessary, to a Director’s Loan Committee, for approval. All credit decisions attempt to assure the quality of the loan portfolio through careful analysis of credit applications, adherence to credit policies, and the examination of outstanding loans and delinquencies. These procedures assist in the early detection and timely follow-up of problem loans.

Credit risk is also managed by quarterly loan quality reviews of our loan portfolio by the asset quality committee as well as an annual loan portfolio review conducted by an independent loan review company. These reviews aid us in identifying deteriorating financial conditions of borrowers, allowing us to proactively develop plans to either assist customers in remedying these situations or exit a relationship.

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

Distribution of nonperforming assets

December 31	2017	2016	2015	2014	2013
Nonaccruing loans:
Commercial	$75	$356	$1,143	$515	$324
Real estate:
Construction				215	215
Commercial	363	359	1,118	1,247	4,832
Residential	1,307	671	921	2,268	1,642
Consumer

Total	1,745	1,386	3,182	4,245	7,013

Accruing troubled debt restructured loans:
Commercial	702	617	644	678	699
Real estate:
Construction
Commercial	2,670	3,229	3,305	2,960	3,032
Residential	2,106	1,959	2,717	1,331	1,674
Consumer

Total	5,478	5,805	6,666	4,969	5,405

Accruing loans past due 90 days or more:
Commercial					298
Real estate:
Construction
Commercial	150			426	614
Residential	533	357	89	214	233
Consumer	9	2		3

Total	692	359	89	643	1,145

Total nonperforming loans	7,915	7,550	9,937	9,857	13,563
Other real estate owned	236	625	885	1,022	1,127

Total nonperforming assets	$8,151	$8,175	$10,822	$10,879	$14,690

Ratios:
Nonperforming loans to total loans, net	0.83%	1.84%	2.42%	2.88%	4.19%
Nonperforming assets to total loans, net and OREO	0.85%	1.99%	2.63%	3.17%	4.53%

We experienced a slight improvement in our asset quality, evidenced by a decrease in nonperforming assets of $24, or 0.29%, to $8,151, or 0.85%, of loan, net of unearned income and foreclosed assets at December 31, 2017, from $8,175, or 1.99%, of loans, net of unearned income and foreclosed assets at December 31, 2016. The improvement resulted from decreases of $327 in accruing troubled debt restructured loans and $389 in other real estate owned assets, which more than offset increases of $359 in nonaccrual loans and $333 in accruing loans past due 90 days or more. Nonperforming loans at December 31, 2017 and December 31, 2016 exclude $8,512 and $888, respectively, of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition. For further discussion of assets classified as nonperforming assets, refer to the note entitled, “Loans, net and the allowance for loan losses”, in the Notes to the Consolidated Financial Statements to this Annual Report.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to individually evaluated loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the FFIEC Interagency Policy Statement, as amended and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB Accounting Standards Codification (“ASC”) 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter our Chief Credit Officer identifies those loans to be individually evaluated for impairment and those to be collectively evaluated for impairment utilizing a standard criteria. Internal risk ratings are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events. However, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions to assure directional consistency of the allowance for loan loss account. Regulators, in reviewing the loan portfolio as part of the scope of a regulatory examination, may require us to increase our allowance for loan losses or take other actions that would require increases to our allowance for loan losses.

For a further discussion of our accounting policies for determining the amount of the allowance and a description of the systematic analysis and procedural discipline applied, refer to the note entitled, “Summary of significant accounting policies — Allowance for loan losses”, in the Notes to Consolidated Financial Statements to this Annual Report.

A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses

December 31	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of year	$3,732	$4,365	$3,792	$3,663	$3,736
Loans charged-off:
Commercial	43	767	650	36
Real estate:
Construction	78	249
Commercial		65	187	337	389
Residential	38	68	60	140	379
Consumer	58	25	35	11	4

Total	217	1,174	932	524	772

Loan recovered:
Commercial	5	70	8	119	30
Real estate:
Construction
Commercial	10		19		27
Residential	17	7		3
Consumer	25	11	6	5	2

Total	57	88	33	127	59

Net loans charged-off	160	1,086	899	397	713

Provision for loan losses	2,734	453	1,472	526	640

Allowance for loan losses at end of year	$6,306	$3,732	$4,365	$3,792	$3,663

Net charge-offs to average loans	0.03%	0.27%	0.26%	0.12%	0.28%
Allowance for loan losses to total loans, net	0.66%	0.91%	1.07%	1.11%	1.13%

The allowance for loan losses increased $2,574 to $6,306 at December 31, 2017, from $3,732 at the end of 2016. The increase resulted from a provision for loan losses of $2,734, which was partially offset by net loans charged-off of $160. The increase in the loan loss provision to $2,734 in 2017 from $453 in 2016 was a result of organic loan growth of $164.2 million, or 40.1%, in 2017. The allowance for loan losses, as a percentage of loans, net of unearned income, was 0.66% at the end of 2017, compared to 0.91% at the end of 2016. The reduction in this ratio compared to that of the prior year-end was a result of loan balances acquired through the merger, organic loan growth and applying purchase accounting as part of the merger which requires the elimination of the allowance for loan loss related to CBT Bank’s loan portfolio.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off decreased $926 to $160 in 2017 from $1,086 in 2016. Net charge-offs, as a percentage of average loans outstanding, equaled 0.03% in 2017 and 0.27% in 2016.

Allocation of the allowance for loan losses

The allocation of the allowance for loan losses compared to the percentage of loans by major loan category for the past five years is summarized as follows:

	2017		2016		2015		2014		2013
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$56	0.14%	$8	0.24%	$700	0.44%		0.35%	$1	0.32%
Real Estate:
Construction								0.06		0.07
Commercial	76	1.04	140	0.96	8	1.15	$77	1.25		2.52
Residential	92	0.37		0.61	7	0.74	5	0.80	8	0.84
Consumer

Total specific	224	1.55	148	1.81	715	2.33	82	2.46	9	3.75

Formula:
Commercial	1,150	14.52	621	12.26	598	10.80	330	10.53	423	11.20
Real Estate:
Construction	379	3.60	160	2.10	202	4.54	115	3.28	144	3.83
Commercial	2,887	54.00	1,970	50.97	2,219	48.99	2,385	57.05	2,079	50.80
Residential	1,248	24.80	789	31.36	606	32.23	800	25.96	662	29.67
Consumer	37	1.53	44	1.50	25	1.11	15	0.72	30	0.75

Total formula	5,701	98.45	3,584	98.19	3,650	97.67	3,645	97.54	3,338	96.25

Total allocated allowance	5,925	100.00%	3,732	100.00%	4,365	100.00%	3,727	100.00%	3,347	100.00%

Unallocated allowance	381						65		316

Total	$6,306		$3,732		$4,365		$3,792		$3,663

The allocated element of the allowance for loan losses account increased $2,193 to $5,925 at December 31, 2017, compared to $3,732 at December 31, 2016. Both the specific and formula portions of the allowance for loan losses increased from the end of 2016. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 increased $76 to $224 at December 31, 2017, from $148 at December 31, 2016. The formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $2,117 to $5,701 at December 31, 2017, from $3,584 at December 31, 2016. The increase in the specific portion of the allowance was a result of allocations related to the addition of two specifically identified and individually evaluated loans. The increase in the formula portion was due to significant growth in the commercial loan and commercial real estate portfolios. There was a $381 unallocated reserve balance at December 31, 2017 and no unallocated element at December 31, 2016. The unallocated balance is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process. One such limitation is the imprecision of accurately estimating the impact current economic conditions will have on historical loss rates. Variations in the magnitude of impact may cause estimated credit losses associated with the current portfolio to differ from historical loss experience, resulting in an allowance that is higher or lower than the anticipated level. Management establishes the unallocated element of the allowance by considering a number of environmental risks similar to those used to determine the qualitative factors. Management continually monitors trends in historical and qualitative factors, including trends in the volume, composition and credit quality within the portfolio. The reasonableness of the unallocated element is evaluated through monitoring trends in its level to determine if changes from period to period are directionally consistent with changes in the loan portfolio.

The coverage ratio, the allowance for loan losses account as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 79.7% at December 31, 2017 and 49.4% at December 31, 2016. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2017.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $574.0 million in 2017. Noninterest-bearing deposits grew $82.0 million while interest-bearing deposits increased $492.0 million in 2017. Noninterest-bearing deposits represented 14.3% of total deposits while interest-bearing deposits accounted for 85.7% of total deposits at December 31, 2017. Assumed deposits from the merger with CBT amounted to $438.8 million at the effective date of the merger. Organic deposit growth totaled $135.2 million or 29.8% in 2017. Deposit volume increased during all four quarters of 2017. Excluding acquired deposits, quarterly deposit growth in 2017 totaled $43.9 million or 9.7% in the first quarter, $27.4 million or 5.5% in the second quarter, $51.1 million or 9.7% in the third quarter and $12.7 million or 2.2% in the fourth quarter.

Interest-bearing transaction accounts, which include money market accounts, NOW accounts, and savings accounts, increased $305.7 million in 2017. The increase in interest-bearing transaction accounts during 2017 consisted of increases of $85.1 million in money market accounts, $110.6 million in NOW accounts and $110.0 million in savings accounts. Total time deposits increased $186.2 million to $307.2 million at December 31, 2017 from $121.0 million at December 31, 2016. Our customers have continued to be attracted to interest-bearing non-maturity transaction accounts to provide flexibility in the event general market rates increase.

The average amount of, and the rate paid on major classifications of deposits for the past three years are summarized as follows:

Deposit distribution

	2017		2016		2015
Year ended December 31	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing:
Money market accounts	$104,698	0.79%	$46,410	0.38%	$28,466	0.22%
NOW accounts	158,504	0.42	137,484	0.29	134,514	0.35
Savings accounts	114,731	0.14	74,814	0.18	59,895	0.24
Time deposits less than $100	105,337	1.01	77,761	0.79	64,112	0.92
Time deposits of $100 or more	66,497	1.16	53,582	0.88	32,312	1.26

Total interest-bearing	549,767	0.63%	390,051	0.46%	319,299	0.53%
Noninterest-bearing	94,906		70,456		56,714

Total deposits	$644,673		$460,507		$376,013

Total deposits averaged $549.8 million in 2017, increasing $194.1 million or 48.2%, compared to 2016. While we experienced organic growth during 2017, the increase in average deposits was primarily attributable to the CBT merger, which was effective October 1, 2017. Average noninterest-bearing deposits increased $24.4 million, while average interest-bearing accounts grew $159.7 million. Average interest-bearing transaction deposits, including money market, NOW and savings accounts, increased $119.2 million, while average total time deposits increased $40.5 million comparing 2017 with 2016.

Our cost of interest-bearing deposits increased 17 basis points to 0.63% in 2017 from 0.46% in 2016. Specifically, the cost of interest-bearing transaction accounts increased 17 basis points to 0.44%, while the cost of time deposits increased 24 basis points to 1.07% comparing 2017 and 2016.

Volatile deposits, defined as time deposits $100 or more, averaged $66.5 million in 2017, an increase of $12.9 million, or 24.1%, from $53.6 million in 2016. Our average cost of these funds increased 28 basis points to 1.16% in 2017, from 0.88% in 2016. This type of funding is considered to be volatile since it is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a reliable source of long-term liquidity.

Maturities of time deposits $100 or more for the past three years are summarized as follows:

Maturity distribution of time deposits $100 or more

December 31	2017	2016	2015
Within three months	$8,938	$6,137	$6,313
After three months but within six months	16,193	6,102	6,260
After six months but within twelve months	18,584	13,636	9,115
After twelve months	70,734	21,899	35,879

Total	$114,449	$47,774	$57,567

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

Despite the FOMC’s 2017 increases to the federal funds target rate by a total of 75 basis points, interest rates continue to be at low levels. The timing and the magnitude of future monetary policy actions that will impact the current interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it are extremely critical to both bank management and regulators. The FFIEC, through its advisory guidance, reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the guidance, bank regulators believe the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The guidance states that the adequacy and effectiveness of an institution’s IRR management process, and the level of IRR exposure, are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices regarding IRR were suitable and adequate given the level of IRR exposure at December 31, 2017.

The Asset/Liability Committee (“ALCO”), comprised of members of executive and senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures utilizing several computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate sensitive assets (“RSA”), rate sensitive liabilities (“RSL”) and overall operating results and financial position.

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

Interest rate sensitivity

December 31, 2017	Due within three months	Due after three months but within twelve months	Due after one year but within five years	Due after five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$16,373				$16,373
Investment securities	7,087	$21,466	$11,930	$52,718	93,201
Loans held for sale	254				254
Loans, net	253,703	177,452	489,556	35,260	955,971

Total rate-sensitive assets	$277,417	$198,918	$501,486	$87,978	$1,065,799

Rate-sensitive liabilities:
Money market accounts	$135,747				$135,747
NOW accounts	7,158	$21,475	$114,533	$95,443	238,609
Savings accounts	5,671	17,014	90,741	75,618	189,044
Time deposits	53,570	80,562	158,495	14,558	307,185
Short-term borrowings	6,000				6,000
Long-term debt		13,233			13,233

Total rate-sensitive liabilities	$208,146	$132,284	$363,769	$185,619	$889,818

Rate-sensitivity gap:
Period	$69,271	$66,634	$137,717	$(97,641)
Cumulative	$69,271	$135,905	$273,622	$175,981
RSA/RSL ratio:
Period	1.33	1.50	1.38	0.47
Cumulative	1.33	1.40	1.39	1.20	1.20

At December 31, 2017, we had cumulative one-year RSA/RSL ratios of 1.40. As previously mentioned, this positive gap position indicated that if interest rates increase, our earnings would likely be favorably impacted. Given current improvement in economic conditions and the recent action of the FOMC that raised short-term rates 75 basis points, and their consideration to continue to raise short-term rates in 2018, the focus of ALCO has been to maintain the positive gap position to safeguard future earnings from the potential risk of rising interest rates. ALCO will continue to focus efforts on strategies in 2018 that maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position and variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of our Asset/Liability Management Policy assigns money market accounts to the “Due within three months” repricing interval. In reality, these accounts may reprice less frequently and in different magnitudes than changes in general market interest rate levels.

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given a gradual nonparallel shift in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2018, would increase slightly at 1.3% from model results using current interest rates.

We will continue to monitor our IRR position in 2018 and employ deposit and loan pricing strategies, as well as directing the reinvestment of loan and investment cash flow to maintain a favorable IRR position.

Financial institutions are affected differently by inflation than commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us however, we believe that our exposure to inflation can be mitigated through our asset/liability management program.

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

Our liquidity position is impacted by several factors which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, demand for core deposits and certificate of deposit maturity structure and retention. We manage these liquidity risks daily, thus enabling us to effectively monitor fluctuations in our position and adapt our position according to market influence and balance sheet trends. We also forecast future liquidity needs and develop strategies to ensure adequate liquidity at all times.

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2017, our maximum borrowing capacity with the FHLB-Pgh was $303.9 million, of which $6.0 million was outstanding in borrowings. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We maintain a Contingency Funding Plan to address liquidity in the event of a funding crisis. Examples of some of the causes of a liquidity crisis include, among others, natural disasters, war, events causing reputational harm, and severe and prolonged asset quality problems. The Plan recognizes the need to provide alternative funding sources in times of crisis that go beyond our core deposit base. As a result, we have created a funding program that ensures the availability of various alternative wholesale funding sources that can be used whenever appropriate. Identified alternative funding sources include:

•	FHLB-Pgh advances;

•	Federal Reserve Bank discount window;

•	Repurchase agreements;

•	Brokered deposits; and

•	Federal funds purchased.

Based on our liquidity position at December 31, 2017, we do not anticipate the need to have a material reliance on any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2017. At December 31, 2016, our noncore funds consisted of time deposits in denominations of $250 or more, short-term borrowings and long-term debt. Large denomination time deposits are not considered to be a strong source of liquidity since they are interest rate sensitive and are considered to be highly volatile. At December 31, 2017, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 3.73%. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 1.96%. Comparatively, our ratios equaled 6.85% and 7.36% at the end of 2016, which indicated a decrease in our reliance on noncore funds. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-

bearing deposits with other banks and federal funds sold. Cash and cash equivalents increased $6,666 for the year ended December 31, 2017. Conversely, for the year ended December 31, 2016, cash and cash equivalents decreased $3,568. During 2017, cash provided by financing activities more than offset cash used in operating and investing activities.

Operating activities used net cash of $673 in 2017 and provided net cash of $3,950 in 2016. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, mortgage loans originated for sale, bank owned life insurance investment income and the provision for loan losses, is the primary source of funds from operations.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $111,113 in 2017 and $1,064 in 2016. The increase in net cash used was a result of significant loan growth in 2017. Net cash used in lending activities was $163,790 in 2017, an increase from $1,176 in 2016. Activities related to our investment portfolio provided net cash of $24,712 in 2017 and $487 in 2016.

Net cash provided by financing activities equaled $118,452 in 2017. Net cash used in financing activities was $6,454 in 2016. Deposit gathering, which is our predominant financing activity, increased $135,075 in 2017 and $4,218 in 2016. Offsetting the cash provided by deposits in 2017 was a $25,500 decrease in short-term borrowings as compared to a decrease of $11,075 in 2016. In addition, the capital offering in the first quarter of 2017 provided net cash of $15,941.

We anticipate our liquidity position to be stable in 2018. Based on excessively strong loan demand in existing and new markets during 2017, we are expecting lower loan demand throughout 2018. We expect to fund loan demand through deposit growth, payments and prepayments on loans and investments and advances from the FHLB-Pgh. If economic conditions were to weaken it may result in increased interest in bank deposits, as consumers continue to save rather than spend. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we believe we will have the means to provide adequate cash to fund normal operations in 2018.

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

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. As a result, new risk-based capital rules became effective January 1, 2015 requiring us to maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. The fully phased in minimum ratios include a common equity Tier 1 to risk-weighted assets ratio of 6.375%, Tier 1 capital to risk-weighted assets ratio of 7.875% and a Total capital to risk-weighted assets ratio of 9.875%. For a further discussion of the incorporation of the revised regulatory requirements into the prompt corrective action framework, refer to the section entitled, “Supervision and Regulatory – Risk-Based Capital Requirements,” in Part I of this Annual Report.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. As a result of the merger with CBT, the Company exceeded the asset threshold limitation at year end 2017 and became subject to risk-based capital and leverage rules at December 31, 2017. Our risk-based capital ratios exceeded the minimum Tier I and Total regulatory capital ratios, including the capital conservation buffer phase in of 1.25%, of 7.25% and 9.25% required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 9.1% and Total capital ratio was 9.8% at December 31, 2017. Similarly, our Leverage ratio, which equaled 7.4% at December 31, 2017, exceeded the minimum of 4.0 percent for capital adequacy purposes. Our common equity Tier I risk-based capital to risk-based asset ratio was 8.4% at year-end 2017 and exceeded the 5.75% threshold, which included the capital conservation buffer of 1.25% for capital adequacy purposes. The Bank’s Tier I and total risk-based capital ratios are strong and have consistently exceeded the well capitalized regulatory capital ratios of 8.0% and 10.0% required for well capitalized institutions. The Bank’s ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 9.7% at December 31, 2017, and 9.9% at December 31, 2016. The total risk-based capital ratio was 10.4% at December 31, 2017 and 10.9% at December 31, 2016. In addition, the Bank is required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio in order to be considered well capitalized of 6.5% at December 31, 2017 and 2016. The Bank’s common equity Tier I capital to risk-weighted assets ratio was 9.7% at December 31, 2017 and 9.9% at December 31, 2016. The Bank’s Leverage ratio, which equaled 7.9% at December 31, 2017, and 7.7% at December 31, 2016, exceeded the minimum of 5.0% for well capitalized adequacy purposes. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at December 31, 2017 and 2016. There are no conditions or negative events since this notification that we believe have changed the Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

Stockholders’ equity was $106.3 million or $11.72 per share at December 31, 2017, and $41.9 million or $12.95 per share at December 31, 2016. Stockholders’ equity increased primarily from the capital offering in the first quarter of 2017 and the issuance of common shares in the exchange for CBT shares as a result of the merger. Average stockholders’ equity to average total assets equaled 9.37% in 2017 and 8.11% in 2016.

We declared dividends of $0.55 per share in 2017 and in 2016. The dividend payout ratio, dividends declared as a percent of net income (loss), equaled (0.66)% in 2017 and 0.58% in 2016. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Riverview Bank, for payment of dividends to stockholders. The Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

As a result of the further phase in of Basel III’s higher capital requirements for 2018, the Company is required to have a Total Risk Based Capital Ratio of 9.875%. The Company’s actual Total Risk Based Capital Ratio based on the latest regulatory calculation date of December 31, 2017 was 9.762%, a difference of 0.113%. The Company’s actual Total Risk Based Capital Ratio was lower than required by a very small amount, and was significantly impacted by two material, nonrecurring expenses in 2017 namely merger related pre-tax costs of $3.7 million from the acquisition of CBT and a $3.9 million charge to income tax expense related to the re-measurement of net deferred tax assets resulting from the new 21% federal corporate income tax rate. However, the Board of Directors recognized the need to maintain a proper balance between the maintenance of an adequate capital cushion, which is necessary for future growth, and distribution of capital to shareholders in the form of dividends. In light of the foregoing, the Company did not pay a dividend in the first quarter of 2018 in order to conserve capital. The suspension of the first quarter 2018 dividend does not preclude the declaration and payment of dividends in the future. Management anticipates recapturing the inordinate expenditures of 2017 in the near term as a result of additional earnings generated from the merger with CBT and recognition of cost saves related to achieving operating efficiencies of the combined entity, and its pro-forma projections indicate the Company will achieve the minimum required Total Risk Based Capital Ratio under Basel III at the end of the first quarter of 2018.

Review of Financial Performance:

For the year ended December 31, 2017, Riverview reported a net loss of $4.9 million, or $(0.91) per basic and diluted weighted average common share, compared to net income of $3.1 million, or $0.95 per basic and diluted weighted average common share, for the year-ended December 31, 2016. Return on average assets and return on average equity were (0.65)% and (6.97)% for the year ended December 31, 2017 and 0.57% and 7.06% for the year ended December 31, 2016.

The merger with CBT had a significant impact on the results of operations. The merger of equals between Riverview and CBT was accounted for using the acquisition method of accounting and adjusted the acquired assets and liabilities assumed of CBT to fair value as of the acquisition date. Accordingly, the results for the year ended December 31, 2017, include the operating results of Riverview for the entire year and the operating results of CBT since October 1, 2017. All prior period information represents the results of Riverview and, consequently, comparisons may not be particularly meaningful. The results for the year ended December 31, 2017 include pre-tax merger expenses of approximately $3.7 million.

Another significant event impacting the financial results of Riverview in 2017 was the enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and business. For businesses, the Act reduces the corporate federal tax rate from a maximum rate of 35% to a flat rate of 21%. Under generally accepted accounting principles, Riverview uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. As of a result of the reduction in the corporate income tax rate to 21%, Riverview reduced its deferred tax asset by recording an adjustment in tax expense of $3.9 million during the quarter ended December 31, 2017. The Company expects to recapture the $3.9 million charge in future periods through the benefit derived from the reduction of the corporate tax rate to 21%.

Also having a material impact on 2017 operating results were costs associated with the capital offering and implementation of the strategic initiative to significantly grow its loan portfolio through hiring multiple teams of experienced and established lenders to serve new and existing markets. The addition of our new lending teams provided net organic loan growth of more than $164.2 million, or 40.1%, in 2017.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of average earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pretax yields lower than their taxable counterparts. Therefore, to make the analysis of net interest income more comparable, tax-exempt income and yields are reported in this analysis on a tax-equivalent basis using the prevailing federal statutory tax rate.

Similar to all banks, we consider the maintenance of an adequate net interest margin to be of primary concern. The current economic environment has been challenging for the banking industry with respect to historically low interest rates and competition. No assurance can be given as to how general market conditions will change or how such changes will affect net interest income. Therefore, we believe through prudent deposit and loan pricing practices, careful investing, and constant monitoring of nonperforming assets, our net interest margin will remain strong.

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

Net interest income changes due to rate and volume

	2017 vs 2016			2016 vs 2015
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$8,909	$441	$8,468	$2,232	$36	$2,196
Tax-exempt	226	(237)	463	239	106	133
Investments:
Taxable	220	(37)	257	967	91	876
Tax-exempt	(150)	(56)	(94)	(226)	27	(253)
Interest-bearing deposits	67	50	17	16	16
Federal funds sold	10	3	7	2		2

Total interest income	9,282	164	9,118	3,230	276	2,954

Interest expense:
Money market accounts	654	302	352	113	60	53
NOW accounts	260	194	66	(75)	(85)	10
Savings accounts	34	(32)	66	(13)	(44)	31
Time deposits less than $100	447	196	251	22	(93)	115
Time deposits $100 or more	301	171	130	67	(146)	213
Short-term borrowings	146	108	38	3	43	(40)
Long-term debt	106	110	(4)	126	17	109

Total interest expense	1,948	1,049	899	243	(248)	491

Net interest income	$7,334	$(885)	$8,219	$2,987	$524	$2,463

For the year ended December 31, tax-equivalent net interest income was $25,899 in 2017 and $18,565 in 2016. The improvement in net interest income was a result of a favorable volume variance caused primarily by assets acquired and liabilities assumed from the merger. Partially offsetting the volume variance was an unfavorable rate variance as a result of a decline in the tax equivalent net interest margin. The growth in average earning assets of $203.5 million exceeded that of average interest-bearing liabilities of $164.6 million, resulting in additional tax-equivalent net interest income of $8,219. The improvement was partially offset by a negative rate variance as our net interest margin, decreasing 7 basis points, causing a $885 decline in tax-equivalent net interest income.

Average earning assets increased to $688.7 million in 2017 from $485.3 million in 2016 and accounted for a $9,118 increase in interest income. Average loans, net increased $194.1 million, which caused interest income to increase $8,931. Average taxable loans increased $183.4 million comparing 2017 and 2016, which resulted in increased interest income of $8,468 while average tax-exempt loans increased $10.7 million which resulted in an increase to interest income of $463. Average investments increased $6.0 million, resulting in an increase in interest income of $163.

Average interest-bearing liabilities rose $164.6 million to $579.5 million in 2017 from $414,.9 million in 2016 causing interest expense to increase $899. Large denomination time deposits averaged $12.9 million more in 2017 and caused interest expense to increase $130. An increase of $27.6 million in average time deposits less than $100 caused interest expense to rise by $251. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $119.2 million, which in aggregate caused a $484 increase in interest expense. Short-term borrowings averaged $5.0 million more and increased interest expense $38 while long-term debt averaged $155 less and decreased interest expense by $4 comparing 2017 and 2016.

An unfavorable rate variance resulted from an increase in the cost of funds that exceeded an increase in the tax-equivalent yield on earning assets. As a result, tax-equivalent net interest income increased $885 due to changes in earning asset yields and fund costs comparing 2017 and 2016. The tax-equivalent yield on earning assets improved 9 basis points to 4.36% in 2017 from 4.27% in 2016, resulting in an increase in interest income of $164. The tax-equivalent yield on the loan portfolio increased 6 basis points to 4.59% in 2017 from 4.53% in 2016 and resulted in an improvement in interest income of $204. The recognition of fair value accretion on acquired CBT loans more than offset lower reinvestment rates on originated loans in 2017. The tax-equivalent yield on the investment portfolio decreased 17 basis points to 3.19% in 2017 from 3.36% in 2016 causing interest income to decrease $93.

The favorable rate variance caused by the increase in earning asset yields was more than offset by an increase of 19 basis points in fund costs to 0.71% in 2017 from 0.52% in 2016. The increase in the fund costs accounted for a $1,049 increase in interest expense in 2017. We experienced increases in the rates paid on all major categories of interest-bearing deposits with the exception of savings accounts. Specifically, the cost of money market accounts increased 41 basis points resulting in an addition to interest expense of $302 comparing 2017 and 2016. The cost of NOW accounts increased 13 basis points and caused interest expense to increase $194. With regard to time deposits, the average rate paid for time deposits less than $100 increased 22 basis points while time deposits $100 or more increased 28 basis points, which together resulted in a $367 increase in interest expense. Savings account costs declined 4 basis points resulting in a $32 decline in interest expense. The average rate paid on short-term borrowings increased 60 basis points in line with the change in the federal funds rate causing a $108 increase in interest expense. Interest expense increased $110 from an increase of 103 basis points in the average rate paid on long-term debt.

The average balances of assets and liabilities, corresponding interest income and expense, and resulting average yields or rates paid are summarized as follows. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis using the prevailing federal statutory tax rates in 2017 and 2016.

Summary of net interest income

	2017			2016
			Average			Average
	Average	Interest Income/	Interest	Average	Interest Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$574,116	$26,474	4.61%	$390,668	$17,565	4.50%
Tax-exempt	22,973	909	3.96	12,335	683	5.54
Investments:
Taxable	69,707	2,158	3.10	61,439	1,939	3.16
Tax-exempt	8,670	345	3.98	10,904	495	4.54
Interest-bearing deposits	11,901	121	1.02	9,440	53	0.56
Federal funds sold	1,367	12	0.88	489	2	0.41

Total earning assets	688,734	30,019	4.36%	485,275	20,737	4.27%
Less: allowance for loan losses	4,704			3,849
Other assets	67,897			54,023

Total assets	$751,927			$535,449

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$104,698	831	0.79%	$46,410	177	0.38%
NOW accounts	158,504	660	0.42	137,484	400	0.29
Savings accounts	114,731	165	0.14	74,814	131	0.18
Time deposits less than $100	105,337	1,059	1.01	77,761	612	0.79
Time deposits $100 or more	66,497	774	1.16	53,582	473	0.88
Short-term borrowings	19,106	230	1.20	14,063	84	0.60
Long-term debt	10,669	401	3.76	10,824	295	2.73

Total interest-bearing liabilities	579,542	4,120	0.71%	414,938	2,172	0.52%
Noninterest-bearing deposits	94,906			70,456
Other liabilities	7,003			6,638
Stockholders’ equity	70,476			43,417

Total liabilities and stockholders’ equity	$751,927			$535,449

Net interest income/spread		$25,899	3.65%		$18,565	3.75%

Net interest margin			3.76%			3.83%
Tax-equivalent adjustments:
Loans		$309			$232
Investments		117			169

Total adjustments		$426			$401

	2015
			Average
	Average	Interest Income/	Interest
	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$341,833	$15,333	4.49%
Tax-exempt	9,730	444	4.56
Investments:
Taxable	33,463	972	2.90
Tax-exempt	16,483	721	4.38
Interest-bearing deposits	9,484	37	0.39
Federal funds sold	40

Total earning assets	411,033	17,507	4.26%
Less: allowance for loan losses	3,924
Other assets	41,527

Total assets	$448,636

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$28,466	64	0.22%
NOW accounts	134,514	475	0.35
Savings accounts	59,895	144	0.24
Time deposits less than $100	64,112	590	0.92
Time deposits $100 or more	32,312	406	1.26
Short-term borrowings	23,094	81	0.35
Long-term debt	6,795	169	2.49

Total interest-bearing liabilities	349,188	1,929	0.55%
Noninterest-bearing deposits	56,714
Other liabilities	5,232
Stockholders’ equity	37,502

Total liabilities and stockholders’ equity	$448,636

Net interest income/spread		$15,578	3.71%

Net interest margin			3.79%
Tax-equivalent adjustments:
Loans		$151
Investments		245

Total adjustments		$396

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Loan fees are included in interest income on loans.

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $2,734 in 2017 and $453 in 2016. The primary cause for the increase was organic loan growth of $164.2 million, or 40.1%, in 2017 as a result of hiring multiple teams of lenders in the first quarter. Based on our most recent evaluation at December 31, 2017, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Our noninterest income increased $764, or 20.9%, to $4,411 in 2017 from $3,647 in 2016. The primary reason for the significant increase was a result of the acquisition of CBT during the fourth quarter of 2017. All categories of noninterest income increased with the exception of net gains on sale of investment securities, which decreased to $89 in 2017 as compared to $484 in 2016. During 2016 we took advantage of the improvement in the value of certain investments brought on by the reduction in market rates by selling these investments. Service charges, fees and commissions increased to $2,037 in 2017 from $1,278 in 2016. Commissions and fees on fiduciary activities increased $226 as a result of adding a sizable trust department from CBT in the fourth quarter of 2017. Mortgage banking income increased $63, or 10.6%, in 2017 compared to 2016 due to higher volumes from a favorable mortgage market. Income from investments in bank owned life insurance increased to $449 in 2017 from $345 in 2016.

Noninterest Expense:

In general, our noninterest expense is categorized into three main groups, employee-related expense, occupancy and equipment expense and other expenses. Employee-related expenses are costs associated with providing salaries, employer payroll taxes and benefits to our employees. Occupancy and equipment expenses, or the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, insurance, common area maintenance expenses, and utility costs. Other expenses include general operating expenses such as marketing, other taxes, stationery and supplies, contractual services, insurance, including FDIC assessment and loan collection costs. Several of these costs and expenses are variable while the remainder is fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense

Year ended December 31	2017	2016	2015
Salaries and employee benefits expense:
Salaries and payroll taxes	$13,313	$7,705	$8,366
Employee benefits	1,883	1,556	1,634

Salaries and employee benefits expense	15,196	9,261	10,000

Occupancy and equipment expenses:
Occupancy expense	1,849	1,415	2,052
Equipment expense	1,422	750	648

Occupancy and equipment expenses	3,271	2,165	2,700

Other expenses:
Amortization of intangible assets	538	340	259
Net cost of operating other real estate	172	331	323
Advertising	456	248	129
Professional fees	1,503	578	566
FDIC insurance and assessments	443	387	338
Telecommunications and processing fees	1,884	1,365	1,242
Governance fees	705	344	338
Bank shares tax	372	215	345
Stationary and supplies	344	265	208
Other	3,676	1,830	1,623

Other expenses	10,093	5,903	5,371

Total noninterest expense	$28,560	$17,329	$18,071

Noninterest expense was $28,560 for the year ended December 31, 2017 compared to $17,329 for the year ended December 31, 2016. Merger related expenses included in noninterest expense were $3,674 in 2017 and $224 in 2016. All categories of noninterest expense were impacted by the inclusion of CBT effective October 1, 2017.

Salaries and employee benefits expense constitute the majority of our noninterest expenses, accounting for 53.2% of the total noninterest expense. Salaries and employee benefits expense increased $5,935, or 64.1%, to $15,196 in 2017 from $9,261 in 2016. Salaries and payroll taxes increased $5,608 while employee benefits expense increased $327. The addition of CBT in the fourth quarter and recognition of severance and contract charges related to the merger accounted for the majority of the increase in salaries and employee benefits costs. Another major influence in the increase in salaries and employee benefit expense was the result of hiring lending teams along with staffing for new community banking offices in the first quarter of 2017.

Occupancy and equipment expense increased $1,106, or 51.1%, to $3,271 in 2017 from $2,165 in 2016. Specifically, building-related costs increased $434 while equipment-related costs increased $672. Additions to leased facilities for newly opened community banking offices along with offices to support the lending teams and the addition of CBT occupancy expenses were primarily responsible for the increase in occupancy and equipment costs.

Other expenses increased $4,190, or 71.0%, to $10,093 in 2017 from $5,903 in 2016. The increase along most categories of other expenses were a direct result of incurring costs associated with the merger.

Income Taxes:

Our income tax expense was $3,501 in 2017 compared to $962 in 2016. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the highest U.S. corporate tax rate from the current rate of 35% to 21%, effective January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in an additional charge of $3,888 to income tax expense in continuing operations and a corresponding reduction in the net deferred tax assets. The Company’s tax expense was also influenced by tax-exempt income on loans and investments, bank owned life insurance investment income and investment tax credits related to our limited partnership investment in a low- to moderate-income residential housing program, which allow us to mitigate our tax burden.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Riverview Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Riverview Financial Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2016.

Gaithersburg, Maryland

March 23, 2018

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

December 31	2017	2016
Assets:
Cash and due from banks	$9,413	$7,783
Interest-bearing deposits in other banks	16,373	11,337
Investment securities available-for-sale	93,201	73,113
Loans held for sale	254	652
Loans, net	955,971	409,343
Less: allowance for loan losses	6,306	3,732

Net loans	949,665	405,611
Premises and equipment, net	18,631	12,201
Accrued interest receivable	3,237	1,726
Goodwill	24,754	5,408
Intangible assets	4,376	1,405
Other assets	43,703	23,812

Total assets	$1,163,607	$543,048

Liabilities:
Deposits:
Noninterest-bearing	$155,895	$73,932
Interest-bearing	870,585	378,628

Total deposits	1,026,480	452,560
Short-term borrowings	6,000	31,500
Long-term debt	13,233	11,154
Accrued interest payable	468	192
Other liabilities	11,170	5,722

Total liabilities	1,057,351	501,128

Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares, issued and outstanding: 2017; 9,069,363 shares; 2016; 3,237,859 shares	100,476	29,052
Capital surplus	423	220
Retained earnings	6,936	14,845
Accumulated other comprehensive loss	(1,579)	(2,197)

Total stockholders’ equity	106,256	41,920

Total liabilities and stockholders’ equity	$1,163,607	$543,048

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

Year Ended December 31	2017	2016
Interest income:
Interest and fees on loans:
Taxable	$26,474	$17,565
Tax-exempt	600	451
Interest and dividends on investment securities:
Taxable	2,155	1,931
Tax-exempt	228	326
Dividends	3	8
Interest on interest-bearing deposits in other banks	121	53
Interest on federal funds sold	12	2

Total interest income	29,593	20,336

Interest expense:
Interest on deposits	3,489	1,793
Interest on short-term borrowings	230	84
Interest on long-term debt	401	295

Total interest expense	4,120	2,172

Net interest income	25,473	18,164
Provision for loan losses	2,734	453

Net interest income after provision for loan losses	22,739	17,711

Noninterest income:
Service charges, fees and commissions	2,037	1,278
Commission and fees on fiduciary activities	344	118
Wealth management income	832	825
Mortgage banking income	660	597
Bank owned life insurance investment income	449	345
Net gain on sale of investment securities available-for-sale	89	484

Total noninterest income	4,411	3,647

Noninterest expense:
Salaries and employee benefits expense	15,196	9,261
Net occupancy and equipment expense	3,271	2,165
Amortization of intangible assets	538	340
Net cost of operating other real estate	172	331
Other expenses	9,383	5,232

Total noninterest expense	28,560	17,329

Income (loss) before income taxes	(1,410)	4,029
Income tax expense	3,501	962

Net income (loss)	(4,911)	3,067

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	1,471	(2,728)
Reclassification adjustment for net gain on sales included in net income	(89)	(484)
Change in pension liability	(54)	47
Income tax expense (benefit) related to other comprehensive loss	451	(1,076)

Other comprehensive income (loss), net of income taxes	877	(2,089)

Comprehensive income (loss)	$(4,034)	$978

Per share data:
Net income (loss):
Basic	$(0.91)	$0.95
Diluted	$(0.91)	$0.95
Average common shares outstanding:
Basic	5,260,537	3,219,339
Diluted	5,260,537	3,241,869
Dividends declared	$0.55	$0.55

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

For the two years ended December 31, 2017	Preferred Stock		Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2016			$28,681	$180	$13,550	$(108)	$42,303
Net income					3,067		3,067
Other comprehensive loss, net of income taxes						(2,089)	(2,089)
Compensation cost of option grants				40			40
Issuance under ESPP, 401k and Dividend Reinvestment plans: 32,315 shares			371				371
Dividends declared, $0.55 per share					(1,772)		(1,772)

Balance, December 31, 2016			$29,052	$220	$14,845	$(2,197)	$41,920

Net loss					(4,911)		(4,911)
Other comprehensive income, net of income taxes						877	877
Compensation cost of option grants				203			203
Issuance of 269,885 common shares			2,658				2,658
Issuance of 1,348,809 preferred shares		$13,283					13,283
Preferred shares converted into common shares		(13,283)	13,283
Issuance under ESPP, 401k and Dividend Reinvestment plans: 40,032 shares			504				504
Exercise of stock options: 38,833 shares			411				411
Tax Cuts and Jobs Act reclassification from other comprehensive income to retained earnings					259	(259)
Dividends declared: $0.55 per share					(3,257)		(3,257)
Issuance of 4,133,945 shares in fair value of consideration exchanged in merger			54,568				54,568

Balance, December 31, 2017	$		$100,476	$423	$6,936	$(1,579)	$106,256

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31	2017	2016
Cash flows from operating activities:
Net income (loss)	$(4,911)	$3,067
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	702	787
Provision for loan losses	2,734	453
Stock based compensation	203	40
Net amortization of investment securities available-for-sale	540	496
Net cost of operation of other real estate owned	172	331
Net gain on sale of investment securities available-for-sale	(89)	(484)
Amortization of purchase adjustment on loans	(895)	(756)
Amortization of intangible assets	538	340
Deferred income taxes	3,501	1,134
Proceeds from sale of loans originated for sale	29,602	28,461
Net gain on sale of loans originated for sale	(660)	(597)
Loans originated for sale	(28,544)	(27,422)
Bank owned life insurance investment income	(449)	(345)
Net change in:
Accrued interest receivable	(617)	(132)
Other assets	(1,851)	(458)
Accrued interest payable	20	(44)
Other liabilities	(669)	(921)

Net cash provided (used in) by operating activities	(673)	3,950

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases		(46,006)
Proceeds from repayments	5,760	7,139
Proceeds from sales	18,952	38,380
Proceeds from the sale of other real estate owned	767	1,402
Net decrease in restricted equity securities	859	455
Net increase in loans	(163,790)	(1,176)
Net cash acquired in business combination	32,022
Business disposition (acquisitions), net of cash	329	(895)
Purchases of premises and equipment	(1,008)	(615)
Proceeds from sale of equipment	19
Purchase of bank owned life insurance	(5,023)	(27)
Proceeds from bank owned life insurance		279

Net cash used in investing activities	(111,113)	(1,064)

Cash flows from financing activities:
Net increase in deposits	135,075	4,218
Net decrease in short-term borrowings	(25,500)	(11,075)
Repayment of long-term debt	(5,322)	(246)
Proceeds from long-term debt	600	2,050
Issuance under DRP, 401k and ESPP plans	504	371
Issuance of common stock	15,941
Proceeds from exercise of options	411
Cash dividends paid	(3,257)	(1,772)

Net cash provided by (used in) financing activities	118,452	(6,454)

Net increase (decrease) in cash and cash equivalents	6,666	(3,568)
Cash and cash equivalents - beginning	19,120	22,688

Cash and cash equivalents - ending	$25,786	$19,120

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,844	$2,600
Noncash items from investing activities:
Other real estate acquired in settlement of loans	$358	$1,348

Acquisition:
Assets acquired excluding cash:
Investment securities available-for-sale	$43,869
Loans, net	382,461
Accrued interest receivable	894
Premises and equipment	6,143
Other assets	21,730
Liabilities assumed:
Deposits	438,845
Long-term debt	6,801
Accrued interest payable	256
Other liabilities	6,323

See notes to consolidated financial statements.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of Operations:

Riverview Financial Corporation, (the “Company” or “Riverview”), a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Riverview Bank (the “Bank”). On October 2, 2017, the Company announced the completion of its merger of equals with CBT Financial Corp. (“CBT”), effective October 1, 2017 pursuant to the Agreement and Plan of Merger between Riverview and CBT, dated April 19, 2017. On the effective date, CBT was merged with and into Riverview, with Riverview surviving (the “merger”). Additionally, CBT Bank, the wholly-owned subsidiary of CBT, merged with and into Riverview Bank, the wholly-owned subsidiary of Riverview, with Riverview Bank as the surviving institution. The Company’s financial results reflect the merger of CBT Bank with and into Riverview Bank under the purchase method of accounting, with the Company treated as the acquirer from an accounting and reporting purposes. As a result, the historical financial information included in the Company’s consolidated financial statements and related notes as reported in this Form 10-K is that of Riverview.

Riverview Bank, with thirty full service offices and three limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small to medium sized businesses in the Pennsylvania market areas of Berks, Blair, Centre, Clearfield, Dauphin, Huntingdon, Lebanon, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties.

The Bank is state-chartered under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. The Bank’s primary product is loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. The Bank primarily funds its loans by offering interest-bearing transaction accounts to commercial enterprises and individuals. Other deposit product offerings include certificates of deposits and various demand deposit accounts. The Bank offers a broad range of financial advisory, investment and fiduciary services through its wealth management and trust operating divisions.

The wealth management and trust divisions did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Bank’s thirty community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

The Company faces competition primarily from commercial banks, thrift institutions and credit unions within the Central, Northern and Southwestern Pennsylvania markets, many of which are substantially larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Investment securities:

Investment securities are classified and accounted for as either held-to-maturity, available-for-sale, or trading account securities based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held-to maturity when management has the positive intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available-for-sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders’ equity. All marketable equity securities are accounted for at fair value. Estimated fair values for investment securities are based on market prices from a national pricing service. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized and discounts are accreted using the interest method over the contractual lives of investment securities. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Trading account securities are carried at market value. Interest on trading account securities is included in interest income. Profits or losses on trading account securities are included in noninterest income. All of the Company’s investment securities were classified as available-for-sale in 2017 and 2016. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

Management evaluates each investment security at least quarterly, to determine if a decline in fair value below its amortized cost is an other-than-temporary impairment (“OTTI”), and more frequently when economic or market concerns warrant an evaluation. Factors considered in determining whether an other-than-temporary impairment was incurred include: (i) the length of time and the extent to which the fair value has been less than amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry or geographic area; (iv) the credit-worthiness of the issuer of the security; (v) whether dividend or interest payments have been reduced or have not been made; (vi) an adverse change in the remaining expected cash flows from the security such that the Company will not recover the amortized cost of the security; (vii) whether management intends to sell the security; and (viii) if it is more likely than not that management will be required to sell the security before recovery. If a decline is judged to be other-than-temporary, the individual security is written-down to fair value with the credit related component of the write-down included in earnings and the non-credit related component included in other comprehensive income or loss. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.

Loans held for sale:

Loans held for sale consist of one-to-four family residential mortgages originated and intended for sale in the secondary market with servicing rights released. The loans are carried in aggregate at the lower of cost or estimated market value, based upon current delivery prices in the secondary mortgage market. Gains or losses on the sale of these loans are recognized in noninterest income at the time of sale using the specific identification method. Loan origination fees, net of certain direct loan origination costs, are included in net gains or losses upon the sale of the related mortgage loan. These loans are generally sold without servicing rights retained and without recourse.

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

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual consolidated financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a cash flow analysis of the borrower and guarantor, when applicable, and considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios, the ratio of earnings before debt service to debt service, of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Factors considered by management in determining impairment include payment status, ability to pay and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company recognizes interest income on impaired loans, including the recording of cash receipts for nonaccrual, restructured loans or accruing loans depending on the status of the impaired loan. Loans considered impaired under FASB ASC 310 are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent, is less than the recorded investment in the loan, a specific allowance for the loan will be established.

The formula portion of the allowance for loan losses relates to large pools of smaller-balance homogeneous loans and those identified loans considered not individually impaired having similar characteristics as these loan pools. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using a loss migration method plus qualitative factors, which adjust the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off to loans, net, for each of the major groups of loans evaluated and measured for impairment under FASB ASC 450. The historical loss factor for each pool is an average of the Company’s historical net charge-off ratio for the most recent rolling eight quarters. Management adjusts these historical loss factors by qualitative factors that represent a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

The unallocated element, if any, is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process. One such limitation is the imprecision of accurately estimating the impact current economic conditions will have on historical loss rates. Variations in the magnitude of impact may cause estimated credit losses associated with the current portfolio to differ from historical loss experience, resulting in an allowance that is higher or lower than the anticipated level. Management establishes the unallocated element of the allowance by considering environmental risks similar to the ones used for determining the qualitative factors. Management continually monitors trends in historical and qualitative factors, including trends in the volume, composition and credit quality of the portfolio. The reasonableness of the unallocated element is evaluated through monitoring trends in its level to determine if changes from period to period are directionally consistent with changes in the loan portfolio.

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses as of December 31, 2017.

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

Customer list intangibles are also included in intangible assets as a result of the purchase of the wealth management companies. These intangibles are amortized as an expense over ten years using the sum of the years’ amortization method.

Goodwill and other intangible assets are tested for impairment annually during the fourth quarter of each year or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the two-years ended December 31, 2017.

Restricted equity securities:

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”) and Atlantic Community Bankers Bank (“ACBB”), the Company is required to purchase and hold stock in these entities to satisfy membership and borrowing requirements. This stock is restricted in that it can only be redeemed by these entities or to another member institution and all redemptions of stock must be at par. As a result of these restrictions, restricted equity stock is unlike other investment securities as there is no trading market in it and the transfer price is determined by the FHLB-Pgh and ACBB membership rules and not by market participants. The carrying value of restricted stock is included in other assets.

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

Pension and post-retirement benefit plans:

The Company sponsors various pension plans covering substantially all employees. The Company also provides post-retirement benefit plans other than pensions, consisting principally of life insurance benefits, to eligible retirees. The liabilities and annual income or expense of the Company’s pension and other post-retirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return, based on the market-related value of assets. The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices.

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

In accordance with GAAP, the Company groups its assets and liabilities, generally measured at fair value, into three levels based on market information or other fair value estimates in which the assets and liabilities are traded or valued and the reliability of the assumptions used to determine fair value. These levels include:

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

Investment securities available-for-sale: The fair values of U.S. Treasury securities are based on quoted market prices from active exchange markets. The fair values of debt securities are based on pricing from a matrix pricing model.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at December 31, 2017 and December 31, 2016.

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2017 and 2016 was $456 and $248, respectively.

Income taxes:

The Company accounts for income taxes in accordance with the income tax accounting guidance set forth in FASB ASC 740, “Income Taxes”. ASC 740 sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The calculation of the provision for income taxes is complex and requires the use of estimates and judgments. The Company has two accruals for income taxes: (i) an income tax payable representing the estimated net amount currently due to the federal government, net of any reserve for potential audit issues and any tax refunds; and (ii) a deferred federal income tax and related valuation accounts, representing the estimated impact of temporary differences between how the Company recognizes its assets and liabilities under GAAP, and how such assets and liabilities are recognized under federal tax law.

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate and changes to business-related exclusions. The TCJA permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Accordingly, in the fourth quarter 2017 a tax expense of $3,888 was recorded for the effects of the legislation.

In the consolidated financial statements for the year ended December 31, 2017, the Company has recorded a tax expense of $3,888 for the effects of the change in tax law including all materially impacted items and for which the accounting under ASC 740 is complete. There were no items for which the Company was unable to make reasonable estimates for effects of the tax law change. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the legislation.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2014.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at December 31, 2017 and 2016 are as follows:

December 31	2017	2016
Net unrealized gain (loss) on investment securities available-for-sale	$(1,131)	$(2,513)
Income tax expense (benefit)	(238)	(854)

Net of income taxes	(893)	(1,659)

Benefit plan adjustments	(869)	(815)
Income tax expense (benefit)	(183)	(277)

Net of income taxes	(686)	(538)

Accumulated other comprehensive loss	$(1,579)	$(2,197)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2017 and 2016 are as follows:

Year ended December 31	2017	2016
Unrealized gain (loss) on investment securities available-for-sale	$1,471	$(2,728)

Net (gain) loss on the sale of investment securities available-for-sale (1)	(89)	(484)

Benefit plans:
Amortization of actuarial loss (gain)(2)	49	45
Actuarial (loss) gain	(103)	2

Net change in benefit plan liabilities	(54)	47

Other comprehensive income (loss) gain before taxes	1,328	(3,165)
Income tax expense (benefit)	451	(1,076)

Other comprehensive income (loss)	$877	$(2,089)

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)	Represents amounts reclassified out of accumulated comprehensive income and included in the computation of net periodic pension expense. Refer to Note 14 included in these consolidated financial statements.

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

The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2017 and 2016:

For the Year Ended December 31	2017	2016
Numerator:
Net income (loss)	$(4,911)	$3,067
Dividends on preferred stock	(371)

Net income (loss) available to common stockholders	(5,282)	3,067
Undistributed loss allocated to preferred stockholders	475

Income (loss) allocated to common stockholders	$(4,807)	$3,067

Denominator:
Basic	5,260,537	3,219,339
Dilutive options		22,530

Diluted	5,260,537	3,241,869

Earnings per share:
Basic	$(0.91)	$0.95
Diluted	$(0.91)	$0.95

Common stock equivalents outstanding that are anti-dilutive and thus excluded from the calculation of the diluted number of shares represented above were 298,246 in 2017 and 136,970 in 2016.

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

Recent Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things: require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; require separate presentation of financial assets and liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements. The Company does not expect the adoption of this guidance in the first quarter of 2018 to have a material effect on its consolidated financial statements, and expects the fair values of financial instruments disclosed in the footnotes to conform to a market participant’s view for measurement and disclosure purposes.

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

In June 2016, the FASB ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We have dedicated staff and resources in place to evaluate the Company’s options including evaluating the appropriate model options and collecting and reviewing loan data for use in these models. The Company is currently still assessing the impact that this new guidance will have on its consolidated financial statements.

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

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The ASU clarifies the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2017-01 to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the 2016 EITF Meetings”. The ASU adds an SEC paragraph to ASUs 2014-09, 2016-02 and 2016-13 which specifies the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate disclosure about the potential material effects of those ASUs on the financial statements when adopted. The guidance also specifies the SEC staff view on financial statement disclosures when the company does not know or cannot reasonably estimate the impact that adoption of the ASUs will have on the financial statements. The ASU also conforms to SEC guidance on accounting for tax benefits resulting from investments in affordable housing projects to the guidance in ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update are effective upon issuance. The guidance did not have a significant impact on our consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The amendments clarify that a financial asset is within the scope of Topic 610 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Topic 610 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Topic 610 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Entities may use either a full or modified approach to adopt the ASU. The adoption of ASU No. 2017-05 in the first quarter of 2018 is not expected to have a material effect on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715)”, which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on presentation of the service component and the other components of net benefit cost in the statement of operations. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU No. 2017-07 in the first quarter of 2018 is not expected to have a material effect on our consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This ASU is effective for fiscal years beginning after December 15, 2017, and interims periods within those fiscal years. The adoption of ASU No. 2017-09 in the first quarter of 2018 is not expected to have a material effect on our consolidated financial statements.

In August 2017, FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The amendments in the Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

In September 2017, the FASB issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”. This Accounting Standards Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The July announcement addresses Transition Related to Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606), and No. 2016-02, Leases (Topic 842). This Update also supersedes SEC paragraphs pursuant to the rescission of SEC Staff Announcement, “Accounting for Management Fees Based on a Formula,” effective upon the initial adoption of Topic 606, Revenue from Contracts with Customers, and SEC Staff Announcement, “Lessor Consideration of Third-Party Value Guarantees,” effective upon the initial adoption of Topic 842, Leases. The amendments in this Update also rescind three SEC Observer Comments effective upon the initial adoption of Topic 842. One SEC Staff Observer comment is being moved to Topic 842. The Company is currently assessing the impact that ASU 2017-13 will have on its consolidated financial statements.

In November 2017, the FASB issued ASU No. 2017-14 “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”. This Accounting Standards Update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. The Company is currently assessing the impact that ASU 2017-14 will have on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this Update allow for a reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and the Company elected to early adopt this guidance effective December 31, 2017. The adoption of ASU No. 2018-02 resulted in a reclassification of stranded tax effects of $259 from accumulated other comprehensive income (loss) to retained earnings.

2. Merger accounting:

On April 20, 2017, the Company and CBT announced the execution of a definitive merger agreement, providing for the merger of CBT with and into the Company. Immediately following the holding company merger, CBT Bank merged with and into Riverview Bank, the wholly-owned subsidiary of Riverview. This merger became effective prior to the start of business on October 1, 2017. Pursuant to the terms of the merger agreement, the merger was effected by the issuance of shares of Riverview stock to CBT shareholders. Each share of CBT common stock was converted into the right to receive 2.86 shares of Riverview common stock, with cash paid in lieu of fractional shares. The merger provided an expanded geographic footprint for the Company and increased the size of the balance sheet wherein the combined companies can realize economies of scale and other operating efficiencies.

The merger has been accounted for using the acquisition method of accounting. To determine the accounting treatment of the merger, management utilized the following factors in concluding that Riverview is considered to be the accounting acquirer:

•	The roles of the Chief Executive Officer and President of the post-combination entity has been assumed by the executive officers of Riverview;

•	After the closing of the merger and as a result of the fixed share exchange ratio of 2.86 shares of Riverview common stock for each CBT common share, the former CBT shareholders, as a group, held approximately 45.8 percent of the outstanding shares of Riverview’s stock; and

•	Riverview contributed greater than fifty percent of the total assets and tangible equity to the combined entity.

Based on consideration of all the relevant facts and circumstances of the merger, including the above factors, for accounting purposes, Riverview is considered to have acquired CBT in this transaction with the surviving legal entity operating under Riverview’s Articles of Incorporation. As a result, the historical financial statements of the combined company are the historical financial statements of Riverview. The assets and liabilities of CBT as of the effective date of the merger were recorded at their respective estimated fair values and added to those of Riverview. The excess of purchase price over the net estimated fair values of the acquired assets and liabilities of CBT Financial was allocated to all identifiable intangible assets. The remaining excess was allocated to goodwill. The goodwill resulting from the merger will not be amortized to expense, but instead will be reviewed for impairment at least annually. To the extent goodwill is impaired, its carrying value would be written down to its implied fair value and a charge would be made to earnings. Customer related intangibles and other intangibles with definite useful lives will be amortized to expense over their estimated useful lives. These financial statements will reflect the results attributable to the acquired operations of CBT, as the acquired company for accounting purposes, beginning on the effective date of the merger. The Company utilized the closing price of its common stock on September 29, 2017, the last trading day prior to the merger, of $13.20 per share to determine the acquisition date fair value of the consideration transferred.

The acquired assets and assumed liabilities were measured at fair value as of the acquisition date. In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition. As of October 1, 2017, goodwill totaled $19,675, which is equal to the excess of the consideration transferred over the fair value of the identifiable net assets acquired in connection with the merger. Goodwill recorded in the Merger resulted from the expected synergies of the combined operations of the newly merged entities as well as intangibles that do not qualify for separate recognition such as the acquired workforce. There was no tax deductible goodwill in the transaction. FASB ASC 805 does allow for adjustments to goodwill for a period of up to one year following the acquisition date should new information come to light that reflects circumstances that existed at the acquisition date.

Purchase Price Consideration in Common Stock
CBT shares outstanding exchanged	1,445,474
Exchange ratio	2.86

Riverview shares issued	4,134,056
Less: fractional shares issued to CBT shareholders	111

Riverview shares issued to CBT shareholders	4,133,945
Value assigned to Riverview shares	$13.20

Purchase price		$54,568
Purchase price consideration for fractional shares		1

Total Purchase Price		54,569

Net Assets Acquired:
Cash and due from banks	$32,022
Investment securities available-for-sale	43,869
Loans, net	382,461
Accrued interest receivable	894
Premises and equipment	6,143
Other assets	21,730
Deposits	(438,845)
Long-term debt	(6,801)
Accrued interest payable	(256)
Other liabilities	(6,323)

Net assets acquired		34,894

Goodwill resulting from merger		$19,675

The estimated fair values of cash and due from banks, accrued interest receivable, other assets, accrued interest payable and other liabilities approximate their stated values.

The estimated fair values of the investment securities available-for-sale were calculated primarily using level 2 inputs. The prices for these instruments are obtained through an independent pricing service and are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviewed the data and assumptions used in pricing the securities to ensure the highest level of significant inputs are derived from market observable data.

Land and buildings included in premises and equipment, net, and real estate acquired through foreclosure included in other assets were primarily valued based on appraised collateral values. The Company prepared an internal market rent analysis to compare the lease contract obligations to comparable market rental rates. The Company believed that the leased contract rates were in a reasonable range of market rental rates and concluded that no fair value adjustment related to leasehold interest was necessary.

The most significant fair value determination related to the valuation of acquired loans using level 3 input. The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company prepared three separate loan fair value adjustments that it believed a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three-separate fair valuation methodologies employed are: 1) an interest rate loan fair value adjustment; 2) a general credit fair value adjustment; and 3) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 procedures. The acquired loans were recorded at fair value at the acquisition date without carryover of CBT Bank’s previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $393,821.

The table below illustrates the fair value adjustments made to the amortized cost basis to present a fair value of the loans acquired. The credit adjustment on purchased credit impaired loans was derived in accordance with ASC 310-30 and represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

Gross amortized cost basis at October 1, 2017	$393,821
Interest rate fair value adjustment on pools of homogeneous loans	2,356
Credit fair value adjustment on pools of homogeneous loans	(5,627)
Credit fair value adjustment on purchased credit impaired loans	(8,089)

Fair value of acquired loans at October 1, 2017	$382,461

CBT Bank’s loans, without evidence of credit deterioration, were assembled into groupings by characteristics such as loan type, term, collateral and rate and fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. The discount rate utilized was the average of market rates for similar loans obtained from various external data sources. Additionally, consideration was given to management’s best estimates of default rates and payment speeds in projecting the expected cash flows. A general credit risk fair value adjustment was calculated using a two-part general credit fair value analysis: (1) expected lifetime losses, using an average of historical losses of the Company, Riverview Bank and peer banks; and (2) an estimated fair value adjustment for qualitative factors related to general economic conditions and the risk related to lack of familiarity with the originator’s underwriting process. At acquisition, CBT Bank’s loan portfolio, without evidence of credit deterioration, was recorded at a current fair value of $373,868.

CBT Bank’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Management measured loan fair values based on loan file reviews including borrower financial statements or tax returns, appraised collateral values, expected cash flows and historical loss factors. Such loans were fair valued by discounting the expected cash flows at acquisition by an observable discount rate for similar instruments that a market participant would consider in determining fair value. The difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference.

The following is a summary of the acquired impaired loans from the merger with CBT Bank:

Acquired Impaired Loans
Contractually required principal and interest at acquisition	$16,682
Contractual cash flows not expected to be collected (nonaccretable discount)	(6,033)

Expected cash flows at acquisition	10,649
Interest component of expected cash flows (accretable discount)	(2,056)

Fair value of acquired loans	$8,593

The Company recorded a core deposit intangible asset related to a value ascribed to demand, interest checking, money market and savings accounts, referred to as core deposits, acquired as part of the acquisition. The value assigned to the acquired core deposits represents the future economic benefit of the potential cost savings from acquiring the core deposits, net of operating expenses and including ancillary fee income, compared to the cost of obtaining alternative funds from available market sources. Management used estimates including the expected attrition rates of core deposit accounts, future interest rate levels, and the cost of servicing various depository products. The Company also recorded a trade name intangible asset using relief from the royalty method. The value assigned to the trade name represents the present value of the potential cost savings of paying a royalty for the use of a trade name. Both the core deposit intangible and trade name intangible are being amortized over an estimated useful life of 10 years.

Time deposits are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition. The fair value of time deposits was calculated as the present value of the certificates’ expected contractual payments discounted by market rates for similar time deposits.

The Company assumed trust preferred subordinate debt with the merger. The fair value of the trust preferred subordinate debt was determined based upon an estimated fair value from an independent investment banking firm.

The amount of revenue derived from CBT since the acquisition date included in the consolidated income statement for the year ended December 31, 2017 was approximately $6,724.

In connection with the acquisition, Riverview incurred merger-related expenses relating to personnel, professional fees, occupancy and equipment and other costs of integrating and conforming acquired operations. Those expenses consisted largely of costs related to professional and consulting services, employment severance and early retirement charges, termination of contractual agreements and conversion of systems and/or integration of operations, initial communication expenses, printing and filing costs of completing the transaction and investment banking charges.

A summary of merger related costs included in the consolidated statements of income for the years ended December 31, 2017 is summarized as follows:

December 31,	2017
Accounting	$119
Legal and consulting	623
Salaries and benefits	1,779
Equipment disposition and contract termination	634
System conversion/deconversion costs	368
Other	151

Total	$3,674

Pro Forma Condensed Combined Financial Information:

The following table presents unaudited pro forma information as if the merger between Riverview and CBT had been completed on January 1, 2016. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with CBT at the beginning of 2016. Supplemental pro forma earnings were adjusted to exclude merger related costs. The expected future amortizations of the various fair value adjustments were included beginning in 2016. Cost savings are not reflected in the unaudited pro forma amounts for the periods presented. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, expense efficiencies, or other factors.

Year ended December 31,	2017	2016
Net interest income after loan loss provision	$36,187	$34,529
Noninterest income	7,871	8,369
Noninterest expense	39,092	35,204

Net income	$4,966	$7,694

Net income per share	$0.95	$1.05

3. Cash and due from banks:

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2017 and 2016 was $12,336 and $10,198, respectively. In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services. The Bank maintains balances with correspondent banks that may exceed federal insured limits, which management considers to be a normal business risk.

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at December 31, 2017 and 2016 are summarized as follows:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$35,352	$334	$684	$35,002
Tax-exempt	16,325	47	64	16,308
Mortgage-backed securities:
U.S. Government agencies	22,908	3	94	22,817
U.S. Government-sponsored enterprises	10,218	19	148	10,089
Corporate debt obligations	9,529		544	8,985

Total	$94,332	$403	$1,534	$93,201

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$5,088		$67	$5,021
State and municipals:
Taxable	44,045	$234	1,885	42,394
Tax-exempt	5,748	3	77	5,674
Mortgage-backed securities:
U.S. Government agencies	1,905		15	1,890
U.S. Government-sponsored enterprises	9,115	28	247	8,896
Corporate debt obligations	9,542		492	9,050
Equity securities, financial services	183	5		188

Total	$75,626	$270	$2,783	$73,113

The Company had a net unrealized loss of $893, net of deferred income taxes of $238 at December 31, 2017, and a net unrealized loss of $1,659, net of deferred income taxes of $854 at December 31, 2016. Proceeds from the sale of investment securities available-for-sale amounted to $18,952 in 2017. Gross gains of $166 and gross losses of $77 were realized from the sale of securities in 2017. The income tax provision applicable to net realized gains amounted to $30 in 2017. In 2016, proceeds from the sale of investment securities available-for-sale amounted to $38,380, with gross gains of $524 and gross losses of $40 realized from the sale.

The maturity distribution of the fair value, which is the net carrying amount of the debt securities classified as available-for-sale at December 31, 2017, is summarized as follows:

December 31, 2017	Fair Value
Within one year	$3,965
After one but within five years	5,973
After five but within ten years	12,092
After ten years	38,265

60,295
Mortgage-backed securities	32,906

Total	$93,201

Securities with a carrying value of $93,201 and $47,576 at December 31, 2017 and 2016, respectively, were pledged to secure public deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2017 and December 31, 2016, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at December 31, 2017 and 2016, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$4,757	$30	$20,185	$654	$24,942	$684
Tax-exempt	10,506	64			10,506	64
Mortgage-backed securities:
U.S. Government agencies	16,746	87	193	7	16,939	94
U.S. Government-sponsored enterprises	4,294	23	4,174	125	8,468	148
Corporate debt obligations	3,800	200	5,185	344	8,985	544

Total	$40,103	$404	$29,737	$1,130	$69,840	$1,534

	Less Than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S Treasury securities	$5,021	$67			$5,021	$67
State and municipals:
Taxable	30,895	1,876	$282	$9	31,177	1,885
Tax-exempt	3,998	77			3,998	77
Mortgage-backed securities:
U.S. Government agencies	1,891	15			1,891	15
U.S. Government-sponsored enterprises	7,412	247			7,412	247
Corporate debt obligations	9,050	492			9,050	492

Total	$58,267	$2,774	$282	$9	$58,549	$2,783

The Company had 88 investment securities, consisting of 34 taxable state and municipal obligations, 21 tax-exempt municipal obligations, four corporate obligations and 29 mortgage-backed securities that were in unrealized loss positions at December 31, 2017. Of these securities, 25 taxable state and municipal obligations, two corporate obligations and five mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities as a result of changes in interest rates to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider any of the unrealized losses to be OTTI at December 31, 2017.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2017 and 2016 are summarized as follows. Net deferred loan costs were $863 and $1,077 at December 31, 2017 and 2016, respectively.

December 31	2017	2016
Commercial	$140,116	$51,166
Real estate:
Construction	34,405	8,605
Commercial	526,230	212,550
Residential	240,626	130,874
Consumer	14,594	6,148

Total	$955,971	$409,343

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $9,465 and $8,778 at December 31, 2017 and 2016, respectively. Advances and repayments during 2017, totaled $222 and $678, respectively. As a result of the merger, the composition of the individuals considered related parties at December 31, 2017 and 2016 changed. Loan balances totaling $5,244 have been removed for individuals no longer considered related parties and $6,387 have been included for individuals added as related parties in 2017. There were no related party loans that were classified as nonaccrual, past due, or restructured or considered a potential credit risk at December 31, 2017 and 2016.

At December 31, 2017, the majority of the Company’s loans were at least partially secured by real estate located in Central and Southwestern Pennsylvania. Therefore, a primary concentration of credit risk is directly related to the real estate market in these areas. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the years ended December 31, 2017 and 2016 are summarized as follows:

		Real Estate
December 31, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$629	$160	$2,110	$789	$44			$3,732
Charge-offs	(43)	(78)		(38)	(58)			(217)
Recoveries	5		10	17	25			57
Provisions	615	297	843	572	26		$381	2,734

Ending balance	$1,206	$379	$2,963	$1,340	$37		$381	$6,306

		Real Estate
December 31, 2016	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$1,298	$202	$2,227	$613	$25	$		$4,365
Charge-offs	(767)	(249)	(65)	(68)	(25)			(1,174)
Recoveries	70			7	11			88
Provisions	28	207	(52)	237	33			453

Ending balance	$629	$160	$2,110	$789	$44	$		$3,732

The allocation of the allowance for loan losses and the related loans by major classifications of loans at December 31, 2017 and December 31, 2016 is summarized as follows:

			Real Estate
December 31, 2017	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,206		$379		$2,963		$1,340		$37		$381		$6,306

Ending balance: individually evaluated for impairment		56				76		92						224

Ending balance: collectively evaluated for impairment		1,150		379		2,887		1,248		37		381		6,082

Ending balance: purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$140,116		$34,405		$526,230		$240,626		$14,594	$			$955,971

Ending balance: individually evaluated for impairment		777				2,988		2,482						6,247

Ending balance: collectively evaluated for impairment		138,824		34,405		516,300		237,089		14,594				941,212

Ending balance: purchased credit impaired loans		$515	$			$6,942		$1,055	$		$			$8,512

			Real Estate
December 31, 2016	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$629		$160		$2,110		$789		$44				$3,732

Ending balance: individually evaluated for impairment		8				140								148

Ending balance: collectively evaluated for impairment		621		160		1,970		789		44				3,584

Ending balance: purchased credit impaired loans	$		$		$		$		$				$

Loans receivable:
Ending balance		$51,166		$8,605		$212,550		$130,874		$6,148				$409,343

Ending balance: individually evaluated for impairment		966				3,684		1,867						6,517

Ending balance: collectively evaluated for impairment		50,200		8,605		208,626		128,359		6,148				401,938

Ending balance: purchased credit impaired loans	$		$			$240		$648	$					$888

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2017 and 2016:

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$126,506	$9,372	$4,238	$	$140,116
Real estate:
Construction	32,840	1,442	123		34,405
Commercial	497,852	15,305	13,073		526,230
Residential	234,808	2,214	3,604		240,626
Consumer	14,474	120			14,594

Total	$906,480	$28,453	$21,038	$	$955,971

December 31, 2016:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$47,765	$1,604	$1,797	$	$51,166
Real estate:
Construction	8,605				8,605
Commercial	200,636	8,063	3,851		212,550
Residential	129,320	28	1,526		130,874
Consumer	6,148				6,148

Total	$392,474	$9,695	$7,174	$	$409,343

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2017 and 2016. PCI loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1,829	$85		$1,914	$137,612	$75	$139,601
Real estate:
Construction	8			8	34,397		34,405
Commercial	2,213	152	$150	2,515	516,410	363	519,288
Residential	2,110	551	533	3,194	235,070	1,307	239,571
Consumer	149	60	9	218	14,376		14,594

Total	$6,309	$848	$692	$7,849	$937,865	$1,745	$947,459

Purchased credit impaired loans							8,512

Total Loans							$955,971

	Accrual Loans
December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$574			$574	$50,236	$356	$51,166
Real estate:
Construction	22			22	8,583		8,605
Commercial	784			784	211,167	359	212,310
Residential	815	$225	$357	1,397	128,320	509	130,226
Consumer	6		2	8	6,140		6,148

Total	$2,201	$225	$359	$2,785	$404,446	$1,224	$408,455

Purchased credit impaired loans							888

Total Loans							$409,343

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2017 and 2016, by major loan classification:

				For the Year Ended
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,107	$1,107		$1,210	$77
Real estate:
Construction
Commercial	9,399	9,399		10,164	340
Residential	3,197	3,215		2,896	149
Consumer

Total	13,703	13,721		14,270	566

With an allowance recorded:
Commercial	185	185	$56	186	1
Real estate:
Construction
Commercial	531	531	76	532	23
Residential	340	478	92	339	12
Consumer

Total	1,056	1,194	224	1,057	36

Commercial	1,292	1,292	56	1,396	78
Real estate:
Construction
Commercial	9,930	9,930	76	10,696	363
Residential	3,537	3,693	92	3,235	161
Consumer

Total	$14,759	$14,915	$224	$15,327	$602

					For the Year Ended
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$225	$225	$		$225	$
Real estate:
Construction
Commercial	3,094	3,094			3,168		147
Residential	2,515	2,652			2,747		130
Consumer

Total	5,834	5,971			6,140		277

With an allowance recorded:
Commercial	741	741		8	761		30
Real estate:
Construction
Commercial	830	830		140	840
Residential
Consumer

Total	1,571	1,571		148	1,601		30

Commercial	966	966		8	986		30
Real estate:
Construction
Commercial	3,924	3,924		140	4,008		147
Residential	2,515	2,652			2,747		130
Consumer

Total	$7,405	$7,542		$148	$7,741		$307

For the years ended December 31, interest income, related to impaired loans, would have been $77 in 2017 and $88 in 2016 had the loans been current and the terms of the loans not been modified.

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $5,606 at December 31, 2017 and $6,208 at December 31, 2016.

The following tables present the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the years ended December 31, 2017 and 2016, as well as the number and recorded investment in these loans that subsequently defaulted. Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

December 31, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Troubled Debt Restructurings:
Residential real estate	2	$196	$173	$128

December 31, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Troubled Debt Restructurings:
Commercial real estate:
Non-owner occupied	1	$459	$555	$555
Residential real estate	1	119	85	85

There were two loans modified as troubled debt restructurings for the year ended December 31, 2017. As of December 31, 2017, there were 19 restructured loans totaling $5,606. At December 31, 2016, there were two loans modified as troubled debt restructurings and 24 restructured loans totaling $6,208.

During 2017, there were five defaults on loans restructured, totaling $697, while there were no defaults on loans restructured during 2016.

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

As a result of the merger with CBT, effective October 1, 2017, the Bank identified 37 purchased credit impaired (“PCI”) loans. As part of the merger with Citizens, effective December 31, 2015, the Bank identified 10 PCI loans. As a result of the consolidation with Union, effective November 1, 2013, the Bank identified 14 PCI loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Bank to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Bank then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan. The Bank’s evaluation of the amount of future cash flows that it expects to collect is based on a cash flow methodology that involves assumptions and judgments as to credit risk, collateral values, discount rates, payment speeds, and prepayment risk. Charge-offs of the principal amount on purchased impaired loans are first applied to the non-accretable discount.

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

The unpaid principal balances and the related carrying amount of acquired loans as of December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017	December 31, 2016
Credit impaired purchased loans evaluated individually for incurred credit losses
Outstanding balance	$16,803	$1,401
Carrying Amount	8,512	888
Other purchased loans evaluated collectively for incurred credit losses
Outstanding balance	421,620	84,743
Carrying Amount	418,146	83,670
Total Purchased Loans
Outstanding balance	438,423	86,144
Carrying Amount	$426,658	$84,557

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Year Ended December 31,
	2017	2016
Balance - beginning of period	$370	$524
Additions	2,056
Accretion recognized during the period	(297)	(558)
Net reclassification from non-accretable to accretable		404

Balance - end of period	$2,129	$370

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The allowance was $66 and $81 at December 31, 2017 and 2016, respectively.

The contractual amounts of off-balance sheet commitments at December 31, 2017 and 2016 are summarized as follows:

December 31,	2017	2016
Commitments to extend credit	$52,706	$26,042
Unused portions of lines of credit	72,157	28,516
Standby letters of credit	4,871	3,917

	$129,734	$58,475

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2017 and 2016.

7. Premises and equipment, net:

Premises and equipment at December 31, 2017 and 2016 are summarized as follows:

December 31	2017	2016
Land	$4,561	$2,360
Premises and leasehold improvements	14,303	11,337
Furniture, fixtures and equipment	6,054	3,913

	24,918	17,610
Less: accumulated depreciation	6,287	5,409

	$18,631	$12,201

Depreciation and amortization included in noninterest expense amounted to $702 and $787 in 2017 and 2016, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2017, pertaining to banking premises and equipment, future minimum annual rent commitments under various operating leases are summarized as follows:

2018	$487
2019	447
2020	453
2021	389
2022	346
Thereafter	827

$2,949

The leases contain options to extend for periods from one to ten years. The cost of such options is not included in the annual rental commitments. Rent expense for the years ended December 31, 2017 and 2016 amounted to $488 and $287, respectively.

8. Intangible assets, net:

The gross carrying amount and accumulated amortization related to intangible assets at December 31, 2017 and 2016 are presented below:

	2017		2016
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,558	$968	$1,826	$803
Customer list intangible	1,164	475	667	305
Non-compete intangible	39	39	39	19
Trade name intangibles	102	5

Total intangible assets	$5,863	$1,487	$2,532	$1,127

Amortization expense for intangible assets totaled $538 and $340 for the years ended 2017 and 2016, respectively.

Riverview estimates the amortization expense for amortizable intangibles as follows:

2018	$867
2019	772
2020	675
2021	581
2022	479
Thereafter	1,002

$4,376

9. Other assets:

The components of other assets at December 31, 2017 and 2016 are summarized as follows:

December 31	2017	2016
Other real estate owned	$236	$625
Bank owned life insurance	29,065	11,857
Restricted equity securities	1,306	1,845
Deferred tax assets	7,949	7,402
Other assets	5,147	2,083

Total	$43,703	$23,812

10. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2017 and 2016 are summarized as follows:

December 31	2017	2016
Interest-bearing deposits:
Money market accounts	$135,747	$50,593
Now accounts	238,609	128,058
Savings accounts	189,044	79,011
Time deposits	307,185	120,966

Total interest-bearing deposits	870,585	378,628
Noninterest-bearing deposits	155,895	73,932

Total deposits	$1,026,480	$452,560

The aggregate amount of time deposits that met or exceeded the FDIC insurance limit of $250 was $35,182 at December 31, 2017 and $8,952 at December 31, 2016.

The aggregate amounts of maturities for all time deposits at December 31, 2017, are summarized as follows:

2018	$123,139
2019	50,290
2020	40,599
2021	39,938
2022	38,660
Thereafter	14,559

$307,185

Deposits of directors, executive officers, principal stockholders or their affiliates are accepted on the same terms and at the prevailing interest rates offered at the time of deposit for comparable transactions with unrelated parties. The amount of related party deposits totaled $3,578 at December 31, 2017 and $3,513 at December 31, 2016.

The aggregate amount of deposits reclassified as loans was $145 at December 31, 2017, and $15 at December 31, 2016. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2017 and 2016, no deposits were received on terms other than those available in the normal course of business.

11. Short-term borrowings:

Short-term borrowings consisting of FHLB-Pgh and ACBB generally represent overnight or less than 30-day borrowings at December 31, 2017 and 2016 are summarized as follows:

	At and for the year ended December 31, 2017
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB-Pgh Open Repo Plus advances	$6,000	$18,957	$43,000	1.20%	1.54%
ACBB advances		149		1.34

Total	$6,000	$19,106	$43,000	1.20%	1.54%

	At and for the year ended December 31, 2016
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB-Pgh Open Repo Plus advances	$31,500	$13,595	$31,500	0.59%	0.74%
ACBB advances		468		0.85%

Total	$31,500	$14,063	$31,500	0.60%	0.74%

The Bank has an agreement with the FHLB-Pgh which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2017, the Bank’s maximum borrowing capacity was $303,899 of which $6,000 was outstanding in borrowings. Advances with the FHLB-Pgh are secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB-Pgh advances based on rates of the FHLB-Pgh discount notes. This rate resets each day.

The Bank also has an unsecured line of credit agreement with ACBB, where the line amount was $10,000 at December 31, 2017 and $7,500 at December 31, 2016. There were no amounts outstanding on this line of credit at December 31, 2017 and 2016. Interest on this borrowing accrues daily based on the daily federal funds rate.

12. Long-term debt:

Long-term debt consisting of the following advances at December 31, 2017 and 2016 are as follows:

		Interest Rate
Loan Type	Due	Fixed	Adjustable	2017	2016
Mid-term repo	July 12, 2017	0.85%			$5,000
Unsecured term loan	March 3, 2031		4.25%	$1,823	1,922
Unsecured non-revolving line	March 3, 2031		4.25%	318	335
	March 3, 2031		4.25%	1,818	1,916
	April 3, 2031		4.25%	1,874	1,981
	June 3, 2032		4.50%	582
Subordinated debt	September 17, 2033		4.55%	4,164
	September 15, 2035		3.13%	2,654

				$13,233	$11,154

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2017 are as follows:

2018	$364
2019	380
2020	397
2021	415
2022	433
Thereafter	11,244

$13,233

The $2,000 unsecured term loan agreement with a local bank, due March 3, 2031, was fixed at 3.25% until March 3, 2016, and thereafter, adjusted every three years and indexed to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, plus 3%, with a floor of 4.25%. Interest is payable monthly for a period of 18 months until March 3, 2016, and thereafter, 180 monthly payments of principal and interest in an amount sufficient to fully amortize the balance of the loan over 15 years.

The $5,000 unsecured, non-revolving line of credit with a local bank consists of four separate draws of $350, $2,000, $2,050 and $600. The aggregate outstanding balance of the line was $4,592 at December 31, 2017 and $4,232 at December 31, 2016. The maximum term of the facility is 42 months consisting of a non-revolving draw period followed by a principal repayment term. The interest was fixed at 3.99% until January 11, 2016. Thereafter, the interest rate will be adjusted every three years and indexed to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, plus 3%, rounded up to the nearest 0.125%, with a floor of 4.50% until July 11, 2016, and then a floor of 4.25% thereafter. Each advance under the loan will require monthly interest only payments until January 11, 2016. Thereafter, each advance shall require 180 monthly payments of principal including interest in an amount sufficient to fully amortize the balance of the loan over the term of the loan.

Both the term loan and the line of credit with the local bank are subject to prepayment penalties equal to 2% of the amount prepaid if prepaid by a third party lender. If at any time either of these borrowing facilities are in default, all loans outstanding with the local bank will be considered in default and all outstanding amounts will be immediately due and payable in full.

As a result of the merger with CBT, the Company assumed the subordinated debentures that were recorded as of the October 1, 2017 effective date. A trust formed by CBT Financial issued $5,000 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities. The interest rate adjusts quarterly to the three-month LIBOR rate plus 2.95%. CBT Financial issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT Financial became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033. The interest rate on the subordinated debentures was 2.55% and 3.94% on December 31, 2017 and 2016.

In 2005 a trust formed by CBT Financial issued $4,000 of fixed rate trust preferred securities as part of a pooled offering of such securities. CBT Financial issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT Financial became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2010 at a price of 100% of face value. CBT Financial did not redeem the subordinated debentures and the rate converted to a floating rate of three month LIBOR plus 1.54%. The subordinated debentures must be redeemed no later than 2035. The interest rate on the subordinated debentures was 3.13% and 2.50% on December 31, 2017 and 2016.

Interest payments on the debentures may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods (5 years). Interest on the debentures will accrue during the extension period, and all accrued principal and interest must be paid at the end of the extension period. During an extension period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of the Company’s capital stock.

13. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 are summarized as follows:

	Fair Value Measurement Using
December 31, 2017	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$35,002		$35,002
Tax-exempt	16,308		16,308
Mortgage-backed securities:
U.S. Government agencies	22,817		22,817
U.S. Government-sponsored enterprises	10,089		10,089
Corporate debt obligations	8,985		8,985

Total	$93,201	$	$93,201

	Fair Value Measurement Using
December 31, 2016	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,021		$5,021
State and Municipals:
Taxable	42,394		42,394
Tax-exempt	5,674		5,674
Mortgage-backed securities:
U.S. Government agencies	1,890		1,890
U.S. Government-sponsored enterprises	8,896		8,896
Corporate debt obligations	9,050		9,050
Equity securities, financial services	188	$188

Total	$73,113	$188	$72,925

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2017 and 2016 are summarized as follows:

	Fair Value Measurement Using
December 31, 2017	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$236			$236
Impaired loans, net of related allowance	832			832

Total	$1,068			$1,068

	Fair Value Measurement Using
December 31, 2016	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$625			$625
Impaired loans, net of related allowance	1,424			1,424

Total	$2,049			$2,049

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Other real estate owned	$236	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (39.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$832	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Other real estate owned	$625	Appraisal of collateral	Appraisal adjustments	22.0% to 82.0% (45.0)%
			Liquidation expenses	3.0% to 6.0% (5.0)%
Impaired loans	$1,424	Discounted cash flow	Discount rate adjustments	3.75% to 5.50% (4.3)%
			Liquidation expenses	3.0% to 7.0% (4.5)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2017 and 2016 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
December 31, 2017	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$25,786	$25,786	$25,786
Investment securities available-for-sale	93,201	93,201		$93,201
Loans held for sale	254	254		254
Net loans	949,665	954,876			$954,876
Accrued interest receivable	3,237	3,237		640	2,597
Restricted equity securities	1,306	1,306	1,306
Financial liabilities:
Deposits	$1,026,480	$1,022,068		$1,022,068
Short-term borrowings	6,000	6,000		6,000
Long-term borrowings	13,233	14,634		14,634
Accrued interest payable	468	468		468

		Fair Value Hierarchy
December 31, 2016	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,120	$19,120	$19,120
Investment securities available-for-sale	73,113	73,113	188	$72,925
Loans held for sale	652	652		652
Net loans	405,611	407,561			$407,561
Accrued interest receivable	1,726	1,726		610	1,116
Restricted equity securities	1,845	1,845	1,845
Financial liabilities:
Deposits	$452,560	$438,744		$438,744
Short-term borrowings	31,500	31,500		31,500
Long-term borrowings	11,154	11,148		11,148
Accrued interest payable	192	192		192

14. Employee Benefit Plans:

Defined Contribution Plan:

The Bank maintains a contributory 401(k) retirement plan for all eligible employees. Currently, the Bank’s policy is to match 100% of the employee’s voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation. Additionally, the Bank may make discretionary contributions to the plan after considering current profits and business conditions. The amount charged to expense in 2017 and 2016 totaled $328 and $208, respectively. Of these amounts, no discretionary contributions were made in 2017 and 2016.

Director Emeritus Plan:

Effective November 2, 2011, a Director Emeritus Agreement (the “Agreement”) was entered into by and between the Company, the Bank and certain Directors. In order to promote orderly succession of the Company’s and Bank’s Board of Directors, the Agreement defines the benefits the Company is willing to provide upon the termination of service to those individuals who served as Directors of the Company and Bank as of December 31, 2011, where the Company will pay the Director $15 per year for services performed as a Director Emeritus, which may be increased at the sole discretion of the Board of Directors. The agreement further states that the benefit is to be paid to a Director Emeritus over five years, in 12 monthly installments:

•	upon termination of service as a Director on or after the age of 65, provided the Director agrees to provide certain ongoing services for Riverview;

•	upon termination of service as a Director due to a disability prior to age 65;

•	upon a change of control; or

•	upon the death of a Director after electing to be a Director Emeritus.

Expenses recorded under the terms of this agreement were $38 and $26 for the years ended December 31, 2017 and 2016, respectively.

Deferred Compensation Agreements:

The Bank maintains 12 Supplemental Executive Retirement Plan (“SERP”) agreements that provide specified benefits to certain key executives. The agreements were specifically designed to encourage key executives to remain as employees of the Bank. The agreements are unfunded, with benefits to be paid from the Bank’s general assets. After normal retirement, benefits are payable to the executive or his/her beneficiary in equal monthly installments for a period of 15 years for nine of the executives and 20 years for three of the executives. There are provisions for death benefits should a participant die before his/her retirement date. These benefits are also subject to change of control and other provisions.

The Bank maintains a “Director Deferred Fee Agreement” (“DDFA”) which allows electing directors to defer payment of their directors’ fees until a future date. In addition, the Bank maintains an “Executive Deferred Compensation Agreement” (“EDCA”) with eight of its executives. This agreement allows the executives of the Bank to defer payment of their base salary, bonus and performance based compensation until a future date. For both types of deferred fee agreements, the estimated present value of the future benefits is accrued over the effective dates of the agreements using an interest factor that is evaluated and approved by the compensation committee of the Board of Directors on an annual basis. The agreements are unfunded, with benefits to be paid from the Bank’s general assets.

The accrued benefit obligations for all the plans total $4,460 at December 31, 2017 and $2,189 at December 31, 2016 and are included in other liabilities. Expenses relating to these plans totaled $240 and $174 in the years ended December 31, 2017 and 2016, respectively.

Stock Option Plan:

The Company has a nonqualified stock option plan to advance the development, growth and financial condition of the Company. This plan provides incentives through participation in the appreciation of its common stock in order to secure, retain and motivate directors, officers and key employees and align such person’s interests with those of its shareholders. A total of 350,000 shares were authorized under the stock option plan.

The vesting schedule for all option grants is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date of all options is ten years following the grant date. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. All stock options were fully vested and exercisable at December 31, 2017.

The following table summarizes the stock option activity for the years ended December 31, 2017 and 2016:

	2017		2016
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2017	321,079	$10.47	338,500	$10.48
Granted	20,000	11.94
Forfeited	(4,000)	10.00	(17,421)	10.51
Exercised	(38,833)	10.59

Outstanding – December 31, 2017	298,246	$10.56	321,079	$10.47

Options vested and exercisable at year-end	298,246		159,500

Range of exercise price	$9.75 - $13.05		$9.75 - $13.05
Remaining contractual life	4.72 years		5.6 years

The fair value of options granted during 2017 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

Option Grants
March 20, 2017
Number of options	20,000
Fair value per share	$1.87
Dividend yield	4.61%
Expected life	8.5 years
Expected volatility	26.09%
Risk-free interest rate	2.31%

During the year ended December 31, 2017, there were 38,833 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $96 and $507, respectively. Cash received from the exercise of stock options for the year ended December 31, 2017 was $411.

There was intrinsic value associated with the 298,246 options outstanding at December 31, 2017, where the market value of the stock as of the close of business at year end was $13.15 per share as compared with the option exercise price of $10.60 for 113,500 options, $10.35 for 12.500 options, $9.75 for 31,996 options, $10.00 for 98,400 options, $12.25 for 2,500 options, $13.05 for 19,350 options and $11.94 for 20,000 options.

At December 31, 2016, there was intrinsic value associated with 298,079 options of the 321,079 options outstanding based on the market value of the stock of $11.60 per share as compared with the option exercise price of $10.60 for 147,000 options, $10.35 for 12,500 options, $9.75 for 34,579 options and $10.00 for 104,000 options.

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company policy has been to amortize compensation expense over the vesting period, or seven years. The Company recognized $203 and $40 of compensation expense for stock options in the years ended December 31, 2017 and 2016. As of December 31, 2017, the Company had no unrecognized compensation expense associated with the stock options since all of the options were fully vested in 2017 as a result of the change in control associated with the merger with CBT, which in turn caused compensation expense to be higher in 2017 as compared with 2016.

Employee Stock Purchase Plan:

The Company has an Employee Stock Purchase Plan (“ESPP”), whereby employees may purchase up to 170,000 shares of common stock of the Company, at a discount of up to a 15%. On April 15, 2015, the Company filed a Registration Statement on Form S-8, to register 75,000 shares of common stock that the Company may issue to the ESPP. Common shares acquired through the ESPP totaled 11,301 shares in 2017 and 8,725 shares in 2016.

Defined Benefit Pension Plan and Post Retirement Benefit Plan:

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

As a result of the merger of equals effective October 1, 2017, the Company assumed responsibility of CBT’s postretirement benefits plan, which is an unfunded postretirement benefit plan covering health insurance costs and postretirement life insurance benefits for certain retirees.

The Company accounts for the defined benefit pension plan and the postretirement benefits plan in accordance with FASB ASC Topic 715, “Compensation-Retirement Plans”. This guidance requires the Company to recognize the funded status, which is the difference between the fair value of the plan assets and the projected benefit obligation of the benefit plan.

The following table presents the plans’ funded status and the amounts recognized in the Company’s consolidated financial statements for 2017 and 2016. The measurement date, for purposes of these valuations, was December 31, 2017 and 2016.

	Benefit Plans
	2017	2016
Obligations and funded status:
Change in benefit obligations:
Benefit obligation beginning January 1,	$8,002	$8,249
Interest cost	322	348
Benefits paid	(535)	(532)
Assumption of CBT obligation	154
Change due to plan amendment	(95)
Actuarial (gain)/loss	555	(63)

Benefit obligation at end of year	8,403	8,002
Change in plan assets:
Fair value of plan assets at January 1,	6,723	6,858
Adjustment to asset value at January 1
Actual return on plan assets	807	377
Contributions	193	20
Benefits paid	(532)	(532)

Fair value of plan assets at end of year	7,191	6,723

Funded status included in other liabilities	$(1,212)	$(1,279)

The postretirement plan is unfunded, so the funded status of the plan was $1,212 at December 31, 2017.

Amounts related to the plan that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows for the years ended December 31:

	Benefit Plans
	2017	2016
Net gain (loss)	$(869)	$(815)
Income tax expense (benefit)	(183)	(277)

Net amount recognized in other comprehensive income (loss)	$(686)	$(538)

The amount of net actuarial credit expected to be amortized in 2018 is ($114) for the pension plans.

Net periodic pension expense and postretirement benefit cost include the following components for the years ended December 31:

	Pension Benefits
	2017	2016
Interest cost	$322	$348
Expected return on plan assets	(456)	(438)
Amortization of net loss	49	45

Net periodic pension cost (credit)	$(85)	$(45)

Postretirement Life Insurance Benefits
2017
Service cost	$1
Interest cost	1

Net periodic postretirement benefit cost	$2

The accumulated benefit obligation was $8,403 at December 31, 2017 and $8,002 at December 31, 2016 for the pension benefit and postretirement benefit plans.

	Pension Benefits				Postretirement Life Insurance Benefits
	Union		Citizens
	2017	2016	2017	2016	2017
Discount rate	4.14%	4.34%	4.14%	4.34%	3.75%
Expected long-term rate of return on plan assets	7.00%	6.00%	7.00%	7.25%

The following summarizes the actuarial assumptions used for the Company’s pension plan and postretirement benefits plan:

•	For the pension plan, the selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan’s assets. Analysis of the historic returns on these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

•	The benefit offered under the postretirement benefits plan is fixed; therefore, the accumulated postretirement benefit obligation is not impacted by health care cost trends or the rate of compensation increase.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Life Insurance Benefits
2018	$512	$7
2019	507	7
2020	505	6
2021	496	6
2022	495	5
2023 – 2027	2,416	19

Total	$4,931	$50

The Company’s pension plan asset allocations as of the year ends, by asset category, are as follows:

	Pension Benefits
	2017	2016
Cash and cash equivalents	0.76%	1.09%
Equity	40.19	36.62
Fixed income	59.05	62.29

Total	100.00%	100.00%

The fair value of the pension plan assets at December 31, 2017 and 2016 by asset category are as follows:

	2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$55	$55
Mutual fund – equity:
Large-cap value	297	297
Large-cap core	302	302
Mid-cap core	348	348
Small-cap core	166	166
International growth	656	656
Large cap growth	634	634
Small / midcap growth	184	184
Mutual funds/ETFs – fixed income
Fixed income – core plus	1,483	1,483
Intermediate duration	501	501
Long duration – Government credit	1,632	1,632
Long U.S. Treasury - ETF	630	630
Common /collective trusts – equity:
Large cap value	303		$303

Total assets	$7,191	$6,888	$303

	2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$73	$73
Mutual fund – equity:
Large-cap value	266	266
Large-cap core	262	262
Mid-cap core	309	309
Small-cap core	161	161
International core	535	535
Large cap growth	485	485
Small / midcap growth	168	168
Mutual funds – fixed income
Fixed income –core plus	3,053	3,053
Intermediate duration	499	499
Long U.S. Treasury - ETF	636	636
Common /collective trusts – equity:
Large cap value	276		$276

Total assets	$6,723	$6,447	$276

The valuation used is based on quoted market prices provided by an independent third party.

The Company does not expect to contribute to either of the plans in 2018.

15. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2017 and 2016 are summarized as follows:

Year Ended December 31	2017		2016
Current	$		$(172)
Deferred		3,501	1,134

		$3,501	$962

The components of the net deferred tax asset at December 31, 2017 and 2016 are summarized as follows:

December 31	2017	2016
Deferred tax assets:
Allowance for loan losses	$991	$888
Deferred compensation	949	744
Purchase accounting adjustments	1,863	68
Alternate minimum tax credit carryforwards	608	379
Acquisition costs	347	360
Unfunded pension liability	246	436
Accrued expenses	231	253
Unrealized loss on investment securities available-for-sale	238	854
Low income housing credit carryforwards	1,063	1,063
Net operating loss carryforwards	1,827	2,324
Other	161	300

Total	8,524	7,669

Deferred tax liabilities:
Premises and equipment, net	(575)	(267)

Total	(575)	(267)

Net deferred tax asset	$7,949	$7,402

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 34.0 percent for the years ended December 31, 2017 and 2016 is summarized as follows:

Year Ended December 31	2017	2016
Federal income tax at statutory rate	$(479)	$1,370
Tax exempt interest	(282)	(259)
Bank owned life insurance income	(153)	(117)
Low income housing credit		(52)
Tax Cuts and Jobs Act legislation	3,888
Disallowed merger related costs	225
Other, net	302	20

Total	$3,501	$962

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the highest U.S. corporate tax rate from the current rate of 35% to 21%, effective January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in an additional charge of $3,888 to income tax expense in continuing operations and a corresponding reduction in the net deferred tax assets. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 consolidated financial statements.

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, deferred tax assets and liabilities were remeasured based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. Notwithstanding the foregoing, management is still analyzing certain aspects of the new law and refining their calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts.

16. Parent company financial statements:

Condensed Balance Sheets

December 31	2017	2016
Assets
Cash and cash equivalents	$426	$24
Investment in bank subsidiary	119,297	47,899
Premises, net	73	73
Other assets	201	77

	$119,997	$48,073

Liabilities and stockholders’ equity
Long-term borrowings	$13,233	$6,153
Other liabilities	508

Total Liabilities	13,741	6,153

Stockholders’ equity	106,256	41,920

	$119,997	$48,073

Condensed Statements of Income and Comprehensive Income

December 31	2017	2016
Income, dividends from bank subsidiary	$2,090	$1,331
Interest expense	379	252

Income before equity in undistributed net income of subsidiary	1,711	1,079
Undistributed net income (loss) of subsidiary	(7,019)	1,915
Noninterest expense	21	18

Net income (loss) before income taxes	$(5,329)	$2,976
Income tax benefit	(418)	(91)

Net income (loss)	$(4,911)	$3,067

Total comprehensive income (loss)	$(4,034)	$978

Condensed Statements of Cash Flows

Year Ended December 31	2017	2016
Cash flows from operating activities
Net income (loss)	$(4,911)	$3,067
Adjustments to reconcile net income to net cash provided by operating activities:
Option expense	203	40
Undistributed net (income) loss of subsidiary	7,019	(1,915)
(Increase) decrease in accrued interest receivable and other assets	(124)	(44)
Increase (decrease) in accrued interest payable and other liabilities	(556)	(9)

Net cash provided by operating activities	1,631	1,139

Cash flows from investing activities
Capitalization of subsidiary	(15,500)	(1,570)
Cash consideration for business acquisition	(1)

Net cash used in investing activities	(15,501)	(1,570)

Cash flows from financing activities
Proceeds from long-term debt	600	2,050
Repayment of long-term borrowings	(338)	(246)
Proceeds from exercise of options	411
Proceeds from issuance of common stock	16,856	371
Dividends paid	(3,257)	(1,772)

Net cash provided by financing activities	14,272	403

Increase (decrease) in cash and cash equivalents	402	(28)
Cash and cash equivalents - beginning	24	52

Cash and cash equivalents - ending	$426	$24

17. Regulatory matters:

In accordance with Federal Reserve Board Supervisory Release SR 09-4 “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies”, the Board of Directors of a bank holding company should inform the Federal Reserve and should eliminate, defer or reduce the bank holding company’s dividends if: (i) the BHC’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings retention is not consistent with its capital needs and overall current or prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratio.

The Bank’s ability to pay a dividend up to the bank holding company in order to fund the payment of a dividend to shareholders is governed by Section 1302 of the Pennsylvania Banking Code of 1965 which states that the board of directors of an institution may only declare and pay dividends out of accumulated net earnings.

The amount of funds available for transfer from the Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal Regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2017, the maximum amount available for transfer from the Bank to the Company in the form of loans amounted to $12,086. At December 31, 2017 and 2016, there were no loans outstanding, nor were any advances made during 2017 and 2016.

In 2015, the Federal Reserve increased the asset limit to qualify as a small bank holding company from $500 million to $1 billion. As a result, the Company met the eligibility criteria for a small bank holding company was exempt from risk-based capital and leverage rules, including Basel III for 2016. However, as a result of the merger, the Company exceeded the asset threshold limitation and was subject to risk-based capital and leverage rules for 2017.

The Company and Bank are subject to certain regulatory capital requirements administered by the federal banking agencies, which are defined in Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s consolidated financial statements. In the event an institution is deemed to be undercapitalized by such standards, FDICIA prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to the significantly or critically undercapitalized institutions including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention when the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

As a result of the further phase in of Basel III’s higher capital requirements for 2018, the Company is required to have a Total Risk Based Capital Ratio of 9.875%. The Company’s actual Total Risk Based Capital Ratio based on the latest regulatory calculation date of December 31, 2017 was 9.762%, a difference of 0.113%. The Company’s actual Total Risk Based Capital Ratio was lower than required amount, and was significantly impacted by two material, nonrecurring expenses in 2017 namely merger related pre-tax costs of $3,674 from the acquisition of CBT and a $3,888 charge to income tax expense related to the re-measurement of net deferred tax assets resulting from the new 21% federal corporate income tax rate. However, the Board of Directors recognized the need to maintain a proper balance between the maintenance of an adequate capital cushion, which is necessary for future growth, and distribution of capital to shareholders in the form of dividends. In light of the foregoing, the Company did not pay a dividend in the first quarter of 2018 in order to conserve capital.

The Bank was categorized as “well capitalized” under the regulatory guidance at December 31, 2017 and 2016, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the Bank must maintain certain minimum Tier I risk-based, total risk-based, Tier I Leverage and Common equity Tier I risk-based capital ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.

The Company’s and Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the year ended December 31, 2017:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.25% capital conservation buffer phase-in)		Well Capitalized under Basel III
December 31, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Riverview	$90,703	9.8%	$85,946	≥9.25%
Riverview Bank	96,926	10.4	85,963	≥9.25	$92,933	≥10.0%
Tier 1 capital (to risk-weighted assets):
Riverview	84,330	9.1	67,363	≥7.25
Riverview Bank	90,553	9.7	67,376	≥7.25	74,346	≥8.0
Tier 1 capital (to average total assets):
Riverview	84,330	7.4	45,583	≥4.00
Riverview Bank	90,553	7.9	45,583	≥4.00	56,978	≥5.0
Common equity tier 1 risk based capital (to risk-weighted assets):
Riverview	90,703	8.4	53,426	≥5.75
Riverview Bank	$96,926	9.7	$53,437	≥5.75	$60,407	≥6.5

The Bank’s capital ratios and minimum ratios required for capital adequacy purposes and to be considered well capitalized under prompt corrective action provisions are summarized below for the year ended December 31, 2016:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 0.625% capital conservation buffer phase-in)		Well Capitalized under Basel III
December 31, 2016:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$44,270	10.9%	$35,074	≥8.625%	$40,666	≥10.0%
Tier 1 capital (to risk-weighted assets)	40,455	9.9	26,941	≥6.625	32,532	≥8.0
Tier 1 capital (to average total assets)	40,455	7.7	20,957	≥4.000	26,197	≥5.0
Common equity tier 1 risk based capital (to risk-weighted assets)	$44,270	9.9	$20,841	≥5.125	$26,433	≥6.5

18. Contingencies:

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

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

19. Subsequent Events:

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from the date of the financial statements through March 23, 2018, the date these consolidated financial statements were issued, and has not identified any events that require recognition or disclosure in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2017, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Riverview Financial Corporation and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2017.

/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)
March 23, 2018

/s/ Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 23, 2018

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate herein by reference the information appearing under the headings “Proposal 1: Election of Directors”; “Named Executive Officers”; “Code of Ethics”; “Meetings and Committees of the Board of Directors”; and “Audit Committee” by reference to the definitive proxy statement for our 2018 annual meeting of shareholders.

Item 11.	Executive Compensation.

We incorporate herein by reference the information appearing under the headings “Executive Compensation” and “Directors’ Compensation” in the definitive proxy statement for our 2018 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate herein by reference the information appearing under the heading “Share Ownership” in the definitive proxy statement for our 2018 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate herein by reference the information appearing under the headings “Related Party Transactions” and “Director Independence” in the definitive proxy statement for our 2018 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services.

We incorporate herein by reference the information appearing under the heading “Independent Registered Public Accounting Firm” in the definitive proxy statement for our 2018 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The following consolidated financial statements of the Company are filed as part of this Form 10-K:

	(i)	Reports of Independent Registered Public Accounting Firm

	(ii)	Consolidated Statements of Financial Condition as of December 31, 2017 and December 31, 2016

	(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2017 and December 31, 2016

	(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2017 and December 31, 2016

	(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2017 and December 31, 2016

	(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017 and December 31, 2016

	(vii)	Notes to Consolidated Financial Statements

(a)(2)    Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3)	Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 19, 2017, between Riverview Financial Corporation and CBT Financial Corp. (included as Annex A of the Proxy statement/Prospectus contained in Amendment No. 1 Registration Statement on Form S-4 filed July 28, 2017 (Registration No. 333-219062).

3.1(i)	Amended and Restated Articles of Incorporation of Riverview Financial Corporation.

3.1(ii)	Amended and Restated Bylaws of Riverview Financial Corporation (included as Annex D of the Proxy statement/Prospectus contained in Amendment No. 1 Registration Statement on Form S-4 filed July 28, 2017 (Registration No. 333-219062).

Executive Compensation

10.1	Amended and Restated Executive Employment Agreement of Kirk D. Fox (Incorporated by reference to Exhibit 10.2 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 (Registration Statement No. 333-153486) filed on April 10, 2009).

10.2	Second Amended and Restated Executive Employment Agreement of Kirk D. Fox, dated November 16, 2011 (Incorporated by reference to Exhibit 10.18 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-188193) filed on April 29, 2013).

10.3	First Amendment to Second Amended and Restated Executive Employment Agreement of Kirk D. Fox adopted January 14, 2014 (Incorporated by reference to Exhibit 10.3 of Riverview’s Registration Statement on Form S-4 (Registration Statement No. 333-219062) filed on June 29, 2017).

10.4	Noncompetition Agreement of Kirk D. Fox, dated November 16, 2011 (Incorporated by reference to Exhibit 10.20 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration Statement No. 333-188193) filed on April 29, 2013).

10.5	Supplemental Executive Retirement Agreement Plan for Kirk D. Fox, dated March 29, 2007 (Incorporated by reference to Exhibit 10.2 to a Registration Statement on Form S-4 (Registration Statement No. 333-153486), filed with the Securities and Exchange Commission on October 20, 2008).

10.6	Amendment to Supplemental Executive Retirement Plan Agreement of Kirk D. Fox, dated June 18, 2008 (Incorporated by reference to Exhibit 10.6 of Riverview’s Registration Statement on Form S-4 (Registration Statement No. 333-219062) filed on June 29, 2017).

10.7	Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox, dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009 (Incorporated by reference to Exhibit 10.11 to Riverview’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Registration Statement No. 333-153486) as filed with the Securities and Exchange Commission on November 12, 2009).

10.8	Riverview National Bank Executive Deferred Compensation Agreement for Kirk D. Fox, dated June 30, 2010 (Incorporated by reference to Exhibit 99.1 to a Form 8-K filed July 1, 2010 by Riverview Financial’s predecessor (Commission File Number 333-153486).

10.9	First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox (Incorporated by reference to Exhibit 10.13 of Riverview’s Form 10-Q (Registration Statement No. 333-153486) as filed with the Securities and Exchange Commission on November 10, 2011).

10.10	Second Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk Fox, entered into January 4, 2013. (Incorporated by reference to Exhibit 10.24 (Registration Statement No. 333-188193), filed on April 29, 2013).

10.11	Amended and Restated Executive Deferred Compensation Agreement of Kirk D. Fox, adopted January 14, 2014 (Incorporated by reference to Exhibit 10.11 of Riverview’s Registration Statement on Form S-4 (Registration Statement No. 333-219062) filed on June 29, 2017).

10.12	Executive Deferred Compensation Agreement #2 of Kirk D. Fox adopted December 24, 2015 (Incorporated by reference to Exhibit 10.12 of Riverview’s Registration Statement on Form S-4 (Registration Statement No. 333-219062) filed on June 29, 2017).

10.13	Third Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk D. Fox, entered into December 24, 2015 (Incorporated by reference to Exhibit 10.13 of Riverview’s Registration Statement on Form S-4 (Registration Statement No. 333-219062) filed on June 29, 2017).

10.14	Executive Employment Agreement of Brett D. Fulk, dated January 4, 2012 (Incorporated by reference to Exhibit 10.22 (Registration Statement No. 333-188193), filed on April 29, 2013).

10.15	First Amendment to Executive Employment Agreement of Brett D. Fulk adopted January 9, 2014 (Incorporated by reference to Exhibit 10.15 of Riverview’s Registration Statement on Form S-4 (Registration Statement No. 333-219062) filed on June 29, 2017).

10.16	Supplemental Executive Retirement Plan Agreement for Brett Fulk, dated January 6, 2012 (Incorporated by reference to Exhibit 10.23 (Registration Statement No. 333-188193), filed on April 29, 2013).

10.17	Deferred Compensation Agreement of Brett Fulk, dated December 23, 2013. (Incorporated by reference to Exhibit 10.31 of Riverview’s Form 10-K (Registration Statement No. 333-201017) as filed with the Securities and Exchange Commission on March 31, 2014).

10.18	Executive Employment Agreement for Timothy E. Walters, dated October 30, 2014. (Incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-4 (Registration Statement No. 333-201017) filed on December 17, 2014).

10.19	Employment Agreement of Scott A. Seasock. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (Registration Statement No. 333-201017) as filed with the Securities and Exchange Commission on August 3, 2016).

10.20	Employment Agreement of Theresa M. Wasko (Incorporated by reference to Exhibit 10.3 to Riverview’s Annual Report on Form 10-K (Registration Statement No. 333-153486) for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009).

10.21	Amendment to Employment Agreement of Theresa M. Wasko. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (Registration Statement No. 333-201017) as filed with the Securities and Exchange Commission on August 3, 2016).

10.22	Form of Proposed Employment Agreement of Michael Bibak (Included as Exhibit C to Annex A of the Proxy Statement/Prospectus contained in Registration Statement on Amendment No. 1 to Form S-4 (Registration No. 333-219062) filed July 28, 2017).

10.23	Amended and Restated Deferred Compensation Agreement of Robert Garst, dated June 22, 2015 (Incorporated by reference to Exhibit 10.23 of Riverview’s Registration Statement on Form S-4 (Registration Statement No. 333-219062) filed on June 29, 2017).

10.24	Supplemental Executive Retirement Plan Agreement for Kirk D. Fox, dated October 25, 2017 (Incorporated by reference to Exhibit 99.1 of Riverview’s Current Report on Form 8-K filed October 30, 2017.

10.25	Supplemental Executive Retirement Plan Agreement for Brett D. Fulk, dated October 25, 2017 (Incorporated by reference to Exhibit 99.1 of Riverview’s Current report on Form 8-K filed October 30, 2017.

Director Compensation

10.26	Form of Director Deferred Fee Agreement for Kirk D. Fox (Incorporated by reference to Exhibit 10.7 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.27	First Amendment to the Director Deferred Compensation Agreement of Kirk Fox (Incorporated by reference to Exhibit 10.15 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.29	Director Emeritus Agreements, effective November 2, 2011, of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, David W. Hoover, Joseph D. Kerwin and David A. Troutman (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.30	Director Emeritus Agreement, effective November 2, 2011, of Director James M. Lebo (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 28, 2011.)

10.31	Director Emeritus Agreements, effective November 2, 2011, of Directors R. Keith Hite and John M. Schrantz. (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

10.32	Director Deferred Fee Agreement of William Yaag, dated December 26, 2013. (Incorporated by reference to Exhibit 10.32 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

Plan Documents

10.33	Amended and restated 2009 Stock Option Plan (Incorporated by reference to Exhibit 99.3 to Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.34	Riverview Financial Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.33 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

Other Material Contracts

10.35	Confidential Separation Agreement of Robert Garst, dated June 23, 2015. (Incorporated by reference to Exhibit it 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on June 30, 2015.)

10.36	Stock Purchase Agreement. Incorporated by reference to Exhibit 10.2 to Riverview’s Current Report on Form 8-K (Registration No. 333-201017 filed January 18, 2017.)

10.37	Kirk Fox Waiver (Incorporated by reference to Exhibit 10.34 of Riverview’s Registration Statement on Form S-4 (Registration Statement No. 333-219062) filed on June 29, 2017).

10.38	Brett Fulk Waiver Incorporated by reference to Exhibit 10.35 of Riverview’s Registration Statement on Form S-4 (Registration Statement No. 333-219062) filed on June 29, 2017).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Dixon Hughes Goodman LLP.

24.1	Power of Attorney (Included as part of signature page)

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riverview Financial Corporation

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)
March 23, 2018

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 23, 2018

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

Name	Title	Date

/s/ William E. Wood William E. Wood	Director and Chairman of the Board	March 23, 2018

/s/ David W. Hoover David W. Hoover	Director and Vice-Chairman of the Board	March 23, 2018

/s/ Kirk D. Fox Kirk D. Fox	Director and Chief Executive Officer (Principal Executive Officer)	March 23, 2018

/s/ Brett D. Fulk Brett D. Fulk	Director and President	March 23, 2018

/s/ Scott A. Seasock Scott A. Seasock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2018

/s/ Paula M. Cherry Paula M. Cherry	Director	March 23, 2018

/s/ Albert J. Evans Albert J. Evans	Director	March 23, 2018

Name	Title	Date

/s/ Maureen M. Gathagan Maureen M. Gathagan	Director	March 23, 2018

/s/ Howard R. Greenawalt Howard R. Greenawalt	Director	March 23, 2018

/s/ Charles R. Johnston Charles R. Johnston	Director	March 23, 2018

/s/ Joseph D. Kerwin Joseph D. Kerwin	Director	March 23, 2018

/s/ Andrew J. Kohlhepp Andrew J. Kohlhepp	Director	March 23, 2018

/s/ Kevin D. McMillen Kevin D. McMillen	Director	March 23, 2018

/s/ Carl W. Metzgar Carl W. Metzgar	Director	March 23, 2018

/s/ Timothy E. Resh Timothy E. Resh	Director	March 23, 2018

/s/ Marlene K. Sample Marlene K. Sample	Director	March 23, 2018

/s/ John G. Soult, Jr. John G. Soult, Jr.	Director	March 23, 2018