Form 10-Q
period 2018-03-31
Riverview Financial Corp
filed 2018-05-11
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,084,373 at April 30, 2018.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2018

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$14,396	$9,413
Interest-bearing deposits in other banks	40,724	16,373
Federal funds sold	4,729
Investment securities available-for-sale	88,773	93,201
Loans held for sale	610	254
Loans, net	934,190	955,971
Less: allowance for loan losses	6,515	6,306

Net loans	927,675	949,665
Premises and equipment, net	18,714	18,631
Accrued interest receivable	2,865	3,237
Goodwill	24,754	24,754
Intangible assets	4,155	4,376
Other assets	43,771	43,703

Total assets	$1,171,166	$1,163,607

Liabilities:
Deposits:
Noninterest-bearing	$157,011	$155,895
Interest-bearing	881,594	870,585

Total deposits	1,038,605	1,026,480
Short-term borrowings		6,000
Long-term debt	13,160	13,233
Accrued interest payable	466	468
Other liabilities	10,535	11,170

Total liabilities	1,062,766	1,057,351

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; March 31, 2018, issued and outstanding 9,084,277 shares; December 31, 2017, issued and outstanding 9,069,363 shares	100,660	100,476
Capital surplus	422	423
Retained earnings	9,747	6,936
Accumulated other comprehensive loss	(2,429)	(1,579)

Total stockholders’ equity	108,400	106,256

Total liabilities and stockholders’ equity	$1,171,166	$1,163,607

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

For the three months ended March 31,	2018		2017
Interest income:
Interest and fees on loans:
Taxable		$12,241	$4,285
Tax-exempt		234	108
Interest and dividends on investment securities available-for-sale:
Taxable		523	564
Tax-exempt		82	47
Dividends			3
Interest on interest-bearing deposits in other banks		79	23
Interest on federal funds sold		10	6

Total interest income		13,169	5,036

Interest expense:
Interest on deposits		1,554	532
Interest on short-term borrowings		30	22
Interest on long-term debt		176	75

Total interest expense		1,760	629

Net interest income		11,409	4,407
Provision for loan losses		390	605

Net interest income after provision for loan losses		11,019	3,802

Noninterest income:
Service charges, fees and commissions		1,228	337
Commission and fees on fiduciary activities		210	30
Wealth management income		154	258
Mortgage banking income		170	82
Bank owned life insurance investment income		191	73
Net loss on sale of investment securities available-for-sale			(1)

Total noninterest income		1,953	779

Noninterest expense:
Salaries and employee benefits expense		5,322	2,836
Net occupancy and equipment expense		1,122	646
Amortization of intangible assets		221	164
Net cost of operation of other real estate owned		(1)	36
Other expenses		2,872	1,481

Total noninterest expense		9,536	5,163

Income (loss) before income taxes		3,436	(582)
Income tax expense (benefit)		625	(15)

Net income (loss)		2,811	(567)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale		$(1,075)	$512
Reclassification adjustment for net loss on sale of investment securities available-for-sale included in net income			1
Income tax expense (benefit) related to other comprehensive income		(225)	174

Other comprehensive income (loss), net of income taxes		(850)	339

Comprehensive income (loss)		$1,961	$(228)

Per share data:
Net income:
Basic		$0.31	$(0.12)
Diluted		$0.31	$(0.12)
Average common shares outstanding:
Basic		9,079,043	3,454,704
Diluted		9,137,706	3,454,704
Dividends declared	$		$0.14

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017			$29,052	$220	$14,845	$(2,197)	$41,920
Net loss					(567)		(567)
Other comprehensive income (loss), net of income taxes						339	339
Compensation cost of option grants				4			4
Issuance of 269,885 common shares			2,658				2,658
Issuance of 1,348,809 preferred shares		$13,283					13,283
Issuance under ESPP, 401k and Dividend Reinvestment plans: 10,607 shares			123				123
Dividends declared, $0.14 per share					(669)		(669)

Balance, March 31, 2017		$13,283	$31,833	$224	$13,609	$(1,858)	$57,091

Balance, January 1, 2018	$		$100,476	$423	$6,936	$(1,579)	$106,256
Net income					2,811		2,811
Other comprehensive income (loss), net of income taxes						(850)	(850)
Compensation cost of option grants				(1)			(1)
Issuance under ESPP, 401k and Dividend Reinvestment plans: 10,153 shares			135				135
Exercise of stock options: 4,761 shares			49				49

Balance, March 31, 2018	$		$100,660	$422	$9,747	$(2,429)	$108,400

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,811	$(567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	286	195
Provision for loan losses	390	605
Stock based compensation	(1)	4
Net amortization of investment securities available-for-sale	207	103
Net cost of operation of other real estate owned	(1)	36
Net loss on sale of investment securities available-for-sale		1
Amortization of purchase adjustment on loans	(1,873)	(43)
Amortization of intangible assets	221	164
Deferred income taxes	687	(48)
Proceeds from sale of loans originated for sale	5,827	4,558
Net gain on sale of loans originated for sale	(170)	(82)
Loans originated for sale	(6,013)	(4,346)
Bank owned life insurance investment income	(191)	(73)
Net change in:
Accrued interest receivable	372	(155)
Other assets	(691)	(603)
Accrued interest payable	(2)	11
Other liabilities	(635)	(223)

Net cash provided by (used in) operating activities	1,224	(463)

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases
Proceeds from repayments	3,146	782
Proceeds from sales
Proceeds from the sale of other real estate owned	145	215
Net decrease in restricted equity securities	208	60
Net decrease (increase) decrease in loans	23,473	(55,290)
Purchases of premises and equipment	(369)	(110)
Business disposition, net of cash		329

Net cash provided by (used in) investing activities	26,603	(54,014)

Cash flows from financing activities:
Net increase in deposits	12,125	43,947
Net increase (decrease) in short-term borrowings	(6,000)	(1,500)
Repayment of long-term debt	(73)	(81)
Proceeds from long-term debt
Issuance under ESPP, 401k and DRP plans	135	123
Issuance of common stock		2,658
Issuance of preferred stock		13,283
Proceeds from exercise of stock options	49
Cash dividends paid		(669)

Net cash provided by (used in) financing activities	6,236	57,761

Net increase (decrease) in cash and cash equivalents	34,063	3,284
Cash and cash equivalents—beginning	25,786	19,120

Cash and cash equivalents—ending	$59,849	$22,404

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,762	$927

Income taxes

Noncash items from investing activities:
Other real estate acquired in settlement of loans		$187

See notes to consolidated financial statements.

Riverview Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of Operations

Riverview Financial Corporation, (the “Company” or “Riverview”), a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Riverview Bank (the “Bank”). On October 2, 2017, the Company announced the completion of its merger of equals with CBT Financial Corp. (“CBT”), effective October 1, 2017 pursuant to the Agreement and Plan of Merger between Riverview and CBT, dated April 19, 2017. On the effective date, CBT was merged with and into Riverview, with Riverview surviving (the “merger”). Additionally, CBT Bank, the wholly-owned subsidiary of CBT, merged with and into Riverview Bank, the wholly-owned subsidiary of Riverview, with Riverview Bank as the surviving institution. The Company’s financial results reflect the merger of CBT Bank with and into Riverview Bank under the purchase method of accounting, with the Company treated as the acquirer from accounting and reporting purposes. As a result, the historical financial information included in the Company’s consolidated financial statements and related notes as reported in this Form 10-Q is that of Riverview.

Riverview Bank, with 30 full service offices and three limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small to medium sized businesses in the Pennsylvania market areas of Berks, Blaire, Centre, Clearfield, Dauphin, Huntingdon, Lebanon, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties in Pennsylvania.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2018, are not necessarily indicative of the results of operations and financial position that may be expected in the future. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K, filed on March 23, 2018.

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

Recent Accounting Standards

In January 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (i) require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (ii) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (iii) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset , securities or loans and receivables, on the balance sheet or the accompanying notes to the financial statements; and (viii) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion. The adoption of ASU 2016-01 did not have a material effect on our consolidated financial statements.

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

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. ASU 2016-20 updates the new revenue standard by clarifying issues that have arisen from ASU 2014-09, but does not change the core principle of the new standard. The issues addressed in this ASU include: (i) Loan guarantee fees; (ii) Impairment testing of contract costs; (iii) Interaction of impairment testing with guidance in other topics; (iv) Provisions for losses on construction-type and production-type contracts; (v) Scope of Topic 606; (vi) Disclosure of remaining performance obligations; (vii) Disclosure of prior-period performance obligations; (viii) Contract modifications; (ix) Contract asset vs. receivable; (x) Refund liability; (xi) Advertising costs; (xii) Fixed-odds wagering contracts in the casino industry; and (xiii) Cost capitalization for advisors to private funds and public funds. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, and interchange fees. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The adoption of ASU 2016-20 and 2014-09 did not have a material effect on our consolidated financial statements. See Note 8 Revenue Recognition for more information.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The ASU clarifies the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the 2016 EITF Meetings”. The ASU adds an SEC paragraph to ASUs 2014-09, 2016-02 and 2016-13 which specifies the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate disclosure about the potential material effects of those ASUs on the financial statements when adopted. The guidance also specifies the SEC staff view on financial statement disclosures when the company does not know or cannot reasonably estimate the impact that adoption of the ASUs will have on the financial statements. The ASU also conforms to SEC guidance on accounting for tax benefits resulting from investments in affordable housing projects to the guidance in ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323). The amendments in this update are effective upon issuance. The guidance did not have a significant impact on our consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The amendments clarify that a financial asset is within the scope of Topic 610 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Topic 610 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Topic 610 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Entities may use either a full or modified approach to adopt the ASU. The adoption of ASU No. 2017-05 did not have a material effect on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)”, which requires employers that offer or maintain defined benefit plans to disaggregate the service component from the other components of net benefit cost and provides guidance on presentation of the service component and the other components of net benefit cost in the statement of operations. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU No. 2017-07 did not have a material effect on our consolidated financial statements.

In March 2017, FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Topic 310), Premium Amortization on Purchased Callable Debt Securities”. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This ASU is effective for fiscal years beginning after December 15, 2017, and interims periods within those fiscal years. The adoption of ASU No. 2017-09 did not have a material effect on our consolidated financial statements.

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

In September 2017, the FASB issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)”. This Accounting Standards Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The July announcement addresses Transition Related to Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606), and No. 2016-02, Leases (Topic 842). This Update also supersedes SEC paragraphs pursuant to the rescission of SEC Staff Announcement, “Accounting for Management Fees Based on a Formula,” effective upon the initial adoption of Topic 606, Revenue from Contracts with Customers, and SEC Staff Announcement, “Lessor Consideration of Third-Party Value Guarantees,” effective upon the initial adoption of Topic 842, Leases. The amendments in this Update also rescind three SEC Observer Comments effective upon the initial adoption of Topic 842. One SEC Staff Observer comment is being moved to Topic 842. The adoption of ASU 2017-13 did not have a material effect on our consolidated financial statements.

In November 2017, the FASB issued ASU No. 2017-14 “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”. This Accounting Standards Update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. The adoption of ASU No. 2017-14 did not have a material effect on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow for a reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and the Company elected to early adopt this guidance effective December 31, 2017. The adoption of ASU No. 2018-02 resulted in a reclassification of stranded tax effects of $259 from accumulated other comprehensive income (loss) to retained earnings.

In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which makes minor changes to the ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The technical corrections affect the following aspects of the ASU: (i) equity securities without a readily determinable fair value — discontinuation; (ii) equity securities without a readily determinable fair value — adjustments; (iii) forward contracts and purchased options; (iv) presentation requirements for certain fair value option liabilities; (v) fair value option liabilities denominated in a foreign currency and (vi) transition guidance for equity securities without a readily determinable fair value. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The adoption of ASU No. 2018-03 did not have a material effect on our consolidated financial statements.

In March 2018, the FASB has issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin [SAB] No. 118”. The ASU adds seven paragraphs to ASC 740, Income Taxes, that contain SEC guidance related to SAB 118 codified as SEC SAB Topic 5.EE, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”). The adoption of ASU No. 2018-05 did not have a material effect on our consolidated financial statements.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Net unrealized loss on investment securities available-for-sale	$(2,206)	$(1,131)
Related income taxes	(463)	(238)

Net of income taxes	(1,743)	(893)

Benefit plan adjustments	(869)	(869)
Related income taxes	(183)	(183)

Net of income taxes	(686)	(686)

Accumulated other comprehensive income (loss)	$(2,429)	$(1,579)

Other comprehensive income (loss) and related tax effects for the three months ended March 31, 2018 and 2017 is as follows:

Three months ended March 31,	2018	2017
Unrealized loss on investment securities available-for-sale	$(1,075)	$512
Net gain on the sale of investment securities available-for-sale (1)		1

Other comprehensive loss before taxes	(1,075)	513
Income tax expense (benefit)	(225)	174

Other comprehensive loss	$(850)	$339

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

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

The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2018 and 2017:

Three months ended March 31,	2018	2017
Numerator:
Net income (loss)	$2,811	$(567)
Dividends on preferred stock		(185)

Net income (loss) available to common stockholders	$2,811	$(752)
Undistributed loss allocated to preferred stockholders		347

Income (loss) allocated to common stockholders	$2,811	$(405)

Denominator:
Basic	9,079,043	3,454,704
Dilutive options	58,663

Diluted	9,137,706	3,454,704

Earnings per share:
Basic	$0.31	$(0.12)
Diluted	$0.31	$(0.12)

For the three months ended March 31, 2018, there were no outstanding stock options that were excluded from the dilutive earnings per share calculation. There were 43,000 outstanding stock options for the three months ended March 31, 2017 that were excluded from the diluted earnings per share calculation because of their antidilutive effect.

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

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at March 31, 2018 and December 31, 2017 are summarized as follows:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$35,153	$219	$1,271	$34,101
Tax-exempt	15,141	5	235	14,911
Mortgage-backed securities:
U.S. Government agencies	21,291	50	54	21,287
U.S. Government-sponsored enterprises	9,868	12	327	9,553
Corporate debt obligations	9,526		605	8,921

Total	$90,979	$286	$2,492	$88,773

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$35,352	$334	$684	$35,002
Tax-exempt	16,325	47	64	16,308
Mortgage-backed securities:
U.S. Government agencies	22,908	3	94	22,817
U.S. Government-sponsored enterprises	10,218	19	148	10,089
Corporate debt obligations	9,529		544	8,985

Total	$94,332	$403	$1,534	$93,201

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2018, is summarized as follows:

March 31, 2018	Fair Value
Within one year	$2,823
After one but within five years	6,203
After five but within ten years	12,566
After ten years	36,341

57,933
Mortgage-backed securities	30,840

Total	$88,773

Securities with a carrying value of $52,729 and $93,201 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2018 and December 31, 2017, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$6,699	$97	$19,628	$1,174	$26,327	$1,271
Tax-exempt	13,835	235			13,835	235
Mortgage-backed securities:
U.S. Government agencies	3,095	48	158	6	3,253	54
U.S. Government-sponsored enterprises	4,042	92	3,952	235	7,994	327
Corporate debt obligation			8,921	605	8,921	605

Total	$27,671	$472	$32,659	$2,020	$60,330	$2,492

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises
State and municipals:
Taxable	$4,757	$30	$20,185	$654	$24,942	$684
Tax-exempt	10,506	64			10,506	64
Mortgage-backed securities:
U.S. Government agencies	16,746	87	193	7	16,939	94
U.S. Government-sponsored enterprises	4,294	23	4,174	125	8,468	148
Corporate debt obligation	3,800	200	5,185	344	8,985	544

Total	$40,103	$404	$29,737	$1,130	$69,840	$1,534

The Company had 87 investment securities, consisting of 68 taxable state and municipal obligations, 15 mortgage-backed securities, and four corporate debt obligations that were in unrealized loss positions at March 31, 2018. Of these securities, 25 taxable state and municipal obligation, five mortgage-backed securities and four corporate debt obligations were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2018. There was no OTTI recognized for the three months ended March 31, 2018 and 2017.

The Company had 88 investment securities, consisting of 34 taxable state and municipal obligations, 21 tax-exempt state and municipal obligations, 29 mortgage-backed securities and four corporate debt obligations that were in unrealized loss positions at December 31, 2017. Of these securities, 25 taxable state and municipal obligations, five mortgage-backed securities and two corporate debt obligations were in a continuous unrealized loss position for twelve months or more.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2018 and December 31, 2017 are summarized as follows. Net deferred loan costs were $891 and $863 at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Commercial	$135,049	$140,116
Real estate:
Construction	33,209	34,405
Commercial	516,333	526,230
Residential	236,390	240,626
Consumer	13,209	14,594

Total	$934,190	$955,971

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2018 and 2017 are summarized as follows:

		Real Estate
March 31, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2018	$1,206	$379	$2,963	$1,340	$37	$381	$6,306
Charge-offs	(77)			(50)	(99)		(226)
Recoveries	3		22	1	39		45
Provisions	(316)	5	493	(112)	55	265	390

Ending balance	$816	$384	$3,458	$1,179	$32	$646	$6,515

		Real Estate
March 31, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$629	$160	$2,110	$789	$44		$3,732
Charge-offs				(7)	(5)		(12)
Recoveries			3 2	1			4
Provisions	(4)		432	38	15	$124	605

Ending balance	$625	$160	$2,545	$821	$54	$124	$4,329

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2018 and December 31, 2017 is summarized as follows:

			Real Estate
March 31, 2018	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$816		$384		$3,458		$1,179		$32		$646		$6,515

Ending balance: individually evaluated for impairment		69				78		47						194

Ending balance: collectively evaluated for impairment		747		384		3,380		1,132		32		646		6,321

Ending balance: purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$135,049		$33,209		$516,333		$236,390		$13,209	$			$934,190

Ending balance: individually evaluated for impairment		1,693				2,919		2,414						7,026

Ending balance: collectively evaluated for impairment		132,912		33,209		507,714		233,052		13,209				920,096

Ending balance: purchased credit impaired loans		$444	$			$5,700		$924	$		$			$7,068

			Real Estate
December 31, 2017	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,206		$379		$2,963		$1,340		$37		$381		$6,306

Ending balance: individually evaluated for impairment		56				76		92						224

Ending balance: collectively evaluated for impairment		1,150		379		2,887		1,248		37		381		6,082

Ending balance: purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$140,116		$34,405		$526,230		$240,626		$14,594	$			$955,971

Ending balance: individually evaluated for impairment		777				2,988		2,482						6,247

Ending balance: collectively evaluated for impairment		138,824		34,405		516,300		237,089		14,594				941,212

Ending balance: purchased credit impaired loans		$515	$			$6,942		$1,055	$		$			$8,512

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass—A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss or designated as Special Mention.

•	Special Mention—A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

•	Substandard—A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful—A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss—A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2018 and December 31, 2017:

March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$121,929	$8,623	$4,497		$135,049
Real estate:
Construction	32,028	1,058	123		33,209
Commercial	489,204	11,724	15,405		516,333
Residential	230,320	2,187	3,883		236,390
Consumer	13,111	98			13,209

Total	$886,592	$23,690	$23,908		$934,190

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$126,506	$9,372	$4,238		$140,116
Real estate:
Construction	32,840	1,442	123		34,405
Commercial	497,852	15,305	13,073		526,230
Residential	234,808	2,214	3,604		240,626
Consumer	14,474	120			14,594

Total	$906,480	$28,453	$21,038		$955,971

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2018 and December 31, 2017. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$864	$23		$887	$132,723	$995	$134,605
Real estate:
Construction	14			14	33,195		33,209
Commercial	1,767	60	$150	1,977	508,309	347	510,633
Residential	2,121	231	234	2,586	231,598	1,282	235,466
Consumer	125	19	9	153	13,056		13,209

Total	$4,891	$333	$393	$5,617	$918,881	$2,624	$927,122

Purchased credit impaired loans							7,068

Total Loans							$934,190

	Accrual Loans
December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1,829	$85		$1,914	$137,612	$75	$139,601
Real estate:
Construction	8			8	34,397		34,405
Commercial	2,213	152	$150	2,515	516,410	363	519,288
Residential	2,110	551	533	3,194	235,070	1,307	239,571
Consumer	149	60	9	218	14,376		14,594

Total	$6,309	$848	$692	$7,849	$937,865	$1,745	$947,459

Purchased credit impaired loans							8,512

Total Loans							$955,971

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2018 and 2017, and as of and for the year ended, December 31, 2017 by major loan classification:

				This Quarter
March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,033	$1,033		$1,119	$353
Real estate:
Construction
Commercial	8,084	8,084		8,736	1,035
Residential	3,152	3,170		3,252	79
Consumer

Total	12,269	12,287		13,107	1,467

With an allowance recorded:
Commercial	1,105	1,105	$69	442	2
Real estate:
Construction
Commercial	534	534	78	535	6
Residential	186	324	47	187	2
Consumer

Total	1,825	1,963	194	1,164	10

Commercial	2,138	2,138	69	1,561	355
Real estate:
Construction
Commercial	8,618	8,618	78	9,271	1,041
Residential	3,338	3,494	47	3,439	81
Consumer

Total	$14,094	$14,250	$194	$14,271	$1,477

				For the Year Ended
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,107	$1,107		$1,210	$77
Real estate:
Construction
Commercial	9,399	9,399		10,164	340
Residential	3,197	3,215		2,896	149
Consumer

Total	13,703	13,721		14,270	566

With an allowance recorded:
Commercial	185	185	$56	186	1
Real estate:
Construction
Commercial	531	531	76	532	23
Residential	340	478	92	339	12
Consumer

Total	1,056	1,194	224	1,057	36

Commercial	1,292	1,292	56	1,396	78
Real estate:
Construction
Commercial	9,930	9,930	76	10,696	363
Residential	3,537	3,693	92	3,235	161
Consumer

Total	$14,759	$14,915	$224	$15,327	$602

					This Quarter
March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$730	$730	$		$767	$8
Real estate:
Construction
Commercial	3,165	3,165			3,230	36
Residential	2,447	2,585			2,641	33
Consumer

Total	6,342	6,480			6,638	77

With an allowance recorded:
Commercial	120	120		1	122
Real estate:
Construction
Commercial	867	867		160	709	6
Residential
Consumer

Total	987	987		161	831	6

Commercial	850	850		1	889	8
Real estate:
Construction
Commercial	4,032	4,032		160	3,939	42
Residential	2,447	2,585			2,641	33
Consumer

Total	$7,329	$7,467		$161	$7,469	$83

For the three months ended March 31, interest income, related to impaired loans, would have been $47 in 2018 and $26 in 2017 had the loans been current and the terms of the loans not been modified.

Troubled debt restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition and a concession has been granted that the Company would not otherwise consider. Unless on nonaccrual, interest income on these loans is recognized when earned, using the interest method. The Company offers a variety of modifications to borrowers that would be considered concessions. The modification categories offered generally fall within the following categories:

•	Rate Modification—A modification in which the interest rate is changed to a below market rate.

•	Term Modification—A modification in which the maturity date, timing of payments or frequency of payments is changed.

•	Interest Only Modification—A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification—A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification—Any other type of modification, including the use of multiple categories above.

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $5,429 at March 31, 2018, $5,606 at December 31, 2017 and $6,021 at March 31, 2017.

The following tables present the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the three months ended March 31, 2017, as well as the number and recorded investment in these loans that subsequently defaulted. Defaulted loans are those which are 30 days or more past due for payment under the modified terms. There were no loans restructured as troubled debt restructuring for the three months ended March 31, 2018.

March 31, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Troubled Debt Restructurings:
Residential real estate	1	$59	$29	$29

During 2018, there were no defaults on loans restructured and four defaults on loans restructured totaling $1,229 during 2017.

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

The unpaid principal balances and the related carrying amount of acquired loans as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Credit impaired purchased loans evaluated individually for incurred credit losses:
Outstanding balance	$13,861	$16,803
Carrying Amount	7,068	8,512
Other purchased loans evaluated collectively for incurred credit losses:
Outstanding balance	405,063	421,620
Carrying Amount	402,084	418,146
Total Purchased Loans:
Outstanding balance	418,924	438,423
Carrying Amount	$409,152	$426,658

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Quarter Ended March 31,
	2018	2017
Balance—beginning of period	$2,129	$370
Additions
Accretion recognized during the period	(1,443)	(23)
Net reclassification from non-accretable to accretable	969	(24)

Balance—end of period	$1,655	$323

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

Unused commitments at March 31, 2018, totaled $123,691, consisting of $47,834 in commitments to extend credit, $71,162 in unused portions of lines of credit and $4,695 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2017, totaled $129,734, consisting of $52,706 in commitments to extend credit, $72,157 in unused portions of lines of credit and $4,871 in standby letters of credit.

6. Other assets:

The components of other assets at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017
Other real estate owned	$92	$236
Bank owned life insurance	29,256	29,065
Restricted equity securities	1,098	1,306
Deferred tax assets	7,487	7,949
Other assets	5,838	5,147

Total	$43,771	$43,703

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

The following methods and assumptions were used by the Company to calculate fair values and related carrying amounts of assets and liabilities measured at fair value on a recurring basis:

Investment securities: The fair values of U.S. Treasury securities and marketable equity securities are based on quoted market prices from active exchange markets. The fair values of debt securities are based on pricing from a matrix pricing model.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
March 31, 2018	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$34,101		$34,101
Tax-exempt	14,911		14,911
Mortgage-backed securities:
U.S. Government agencies	21,287		21,287
U.S. Government-sponsored enterprises	9,553		9,553
Corporate debt obligations	8,921		8,921

Total	$88,773		$88,773

	Fair Value Measurement Using
December 31, 2017	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$35,002		$35,002
Tax-exempt	16,308		16,308
Mortgage-backed securities:
U.S. Government agencies	22,817		22,817
U.S. Government-sponsored enterprises	10,089		10,089
Corporate debt obligations	8,985		8,985

Total	$93,201		$93,201

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
March 31, 2018	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$92			$92
Impaired loans, net of related allowance	1,631			1,631

Total	$1,723			$1,723

	Fair Value Measurement Using
December 31, 2017	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$236			$236
Impaired loans, net of related allowance	832			832

Total	$1,068			$1,068

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at March 31, 2018 and December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$92	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (33.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$1,631	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	7.0% to 20.0% (11.0)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$236	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (39.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$832	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%

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

The carrying and fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
March 31, 2018	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$59,849	$59,849	$59,849
Investment securities	88,773	88,773		$88,773
Loans held for sale	610	610		610
Net loans (1)	927,675	911,930			$911,930
Accrued interest receivable	2,865	2,865		729	2,136
Restricted equity securities	1,098	1,098	1,098
Financial liabilities:
Deposits	$1,038,605	$1,000,954		$1,000,954
Long-term debt	13,160	13,356		13,356
Accrued interest payable	466	466		466

		Fair Value Hierarchy
December 31, 2017	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$25,786	$25,786	$25,786
Investment securities available-for-sale	93,201	93,201		$93,201
Loans held for sale	254	254		254
Net loans(1)	949,665	954,876			$954,876
Accrued interest receivable	3,237	3,237		640	2,597
Restricted equity securities	1,306	1,306	1,306
Financial liabilities:
Deposits	$1,026,480	$1,022,068		$1,022,068
Short-term borrowings	6,000	6,000		6,000
Long-term debt	13,233	14,634		14,634
Accrued interest payable	468	468		468

(1)	The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU No. 2016-01where the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans at December 31, 2017 was measured using an entry price notion.

Note 8. Revenue recognition:

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and other fees. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges, Fees and Commissions

Service charges on deposit accounts consist of monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. Such income is presented net of network expenses as the Company acts as an agent in these transactions. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisor fees from wealth management products, safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees or trailers from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from wealth management products is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Trust and Asset Management

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

March 31,	2018	2017
Noninterest Income:
In-scope of Topic 606:
Service charges, fees and commissions	$1,228	$337
Trust and asset management	364	288

Noninterest income (in-scope of Topic 606)	1,592	625
Noninterest income (out-of-scope of Topic 606)	361	154

Total noninterest income	$1,953	$779

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration, resulting in a contract receivable, or before payment is due, resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, for example, sales commission. The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 23, 2018.

Operating Environment:

The United States economy grew at a stronger pace in the first quarter of 2018 compared to the same period last year but declined slightly from the fourth quarter of 2017. The gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 2.3% in the first quarter of 2018 compared to 1.2% in the first quarter of 2017 and 2.9% in the fourth quarter of 2017. The consumer price index for the last 12 months rose 2.4% ending March 31, 2018. Excluding the food and energy components, core consumer price index increased 2.1% over the latest twelve months which was above the Federal Open Market Committee (“FOMC”) inflation benchmark of 2.0%. As a result, the FOMC increased the federal funds target rate on March 21, 2018 for the fourth time since the beginning of 2017 to a range of 1.50% to 1.75%. The FOMC has continued to take the stance that the current target range is accommodative and it may take additional monetary policy actions in the near term to increase general market rates. Accordingly, these interest rate increases may have an adverse impact on our loan growth, asset quality and fund costs.

Review of Financial Position:

Total assets increased $7,559, to $1,171,166 at March 31, 2018, from $1,163,607 at December 31, 2017. Loans, net decreased to $934,190 at March 31, 2018, compared to $955,971 at December 31, 2017, a decrease of $21,781. The decrease in loans during the first three months of 2018 was primary a result of payments and repayments on commercial real estate loans. Investment securities decreased $4,428, or 4.8%, in the three months ended March 31, 2018. Noninterest-bearing deposits increased $1,116, while interest-bearing deposits increased $11,009 in the three months ended March 31, 2018. Total stockholders’ equity increased $2,144, or 2.0%, to $108,400 at March 31, 2018 from $106,256 at year-end 2017. On January 20, 2017, the Company announced the successful completion of a $17.0 million private placement of common and preferred securities. The additional capital not only afforded the Company the ability to significantly grow its loan portfolio but more notably the capital raise allowed us to acquire CBT Financial Corp., the parent company of CBT Bank, in a stock transaction valued at approximately $54,568 effective October 1, 2017. This action formed a community banking franchise with approximately $1.2 billion in assets and provides enhanced products and services through 33 banking locations covering 12 Pennsylvania counties. For the three months ended March 31, 2018, total assets averaged $1,163,242, an increase of $605,181 from $558,061 for the same period in 2017. For the first quarter of 2017, total assets, loans, net and deposits increased $57,325, $55,138 and $43,947, respectively.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $88,773 at March 31, 2018, a decrease of $4,428, or 4.8%, from $93,201 at December 31, 2017. The reduction was a result of payments and prepayments on investments as no securities were acquired in the first quarter of 2018.

For the three months ended March 31, 2018, the investment portfolio averaged $92,788, an increase of $17,787 compared to $75,001 for the same period last year. The increase was primarily attributable to assets acquired from the merger. The tax-equivalent yield on the investment portfolio decreased to 2.74% for the three months ended March 31, 2018, from 3.45% for the comparable period of 2017. The tax-equivalent yield on the investment portfolio for the first quarter of 2018 increased three basis points from 2.71% for the fourth quarter of 2017.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding loss, included as a separate component of stockholders’ equity of $1,743, net of deferred income taxes of $463, at March 31, 2018, and $893, net of deferred income taxes of $138, at December 31, 2017.

The Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loans, net, decreased to $934,190 at March 31, 2018 from $955,971 at December 31, 2017, a decrease of $21,781, or 2.3%. We experienced declines in all major sectors of loans. Business loans, including commercial, construction and commercial real estate loans, decreased $16,160, or 2.3%, to $684,591 at March 31, 2018 from $700,751 at December 31, 2017. Retail loans, including residential real estate and consumer loans, decreased $5,621, or 2.2%, to $249,599 at March 31, 2018 from $255,220 at year-end 2017. For the first quarter of 2017, loans, net grew $55,138, or 13.5%. The decline in loans in the first quarter of 2018 was a result of payoffs of certain loans acquired in the merger with CBT and normal payments exceeding loan originations. Business loans increased $56,851, while retail loans decreased $1,713 during the first quarter of 2017.

For the three months ended March 31, 2018, loans, net averaged $945,727, an increase of $525,647 compared to $420,080 for the same period of 2017. The tax-equivalent yield on the loan portfolio was 5.38% for the three months ended March 31, 2018, a 108 basis point increase from the comparable period last year. Loan accretion included in loan interest income in the first quarter of 2018 related to loans acquired in the fourth quarter of 2017 was $1,819. The tax-equivalent yield excluding the loan accretion would have been 4.30% in the first three months of 2018 which was the same yield as recorded for the same period last year. The tax-equivalent yield on the loan portfolio increased 44 basis points during the first quarter of 2018 to 5.38% from the 4.94% in the fourth quarter of 2017.

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

Off-balance sheet commitments at March 31, 2018, totaled $123,691, consisting of $47,834 in commitments to extend credit, $71,162 in unused portions of lines of credit and $4,695 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, off-balance sheet commitments, at December 31, 2017, totaled $129,734, consisting of $52,706 in commitments to extend credit, $72,157 in unused portions of lines of credit and $4,871 in standby letters of credit.

Asset Quality:

National, Pennsylvania and market area unemployment rates at March 31, 2018 and 2017 are summarized as follows:

	2018	2017
United States	4.1%	4.5%
Pennsylvania	4.6	5.2
Berks County	5.0	4.8
Blair County	5.0	5.2
Centre County	3.8	3.7
Clearfield County	6.7	7.1
Dauphin County	4.7	4.6
Huntingdon County	7.6	7.3
Lebanon County	4.6	4.3
Lycoming County	6.2	6.4
Northumberland County	6.6	6.5
Perry County	4.8	4.7
Schuylkill County	6.4	6.5
Somerset County	7.1	7.2

Employment conditions in 2018 improved for the United States, Commonwealth of Pennsylvania and five of the Counties in which we have branch locations. The remainder of our Counties only increased slightly with respect to higher unemployment comparing March 31, 2018 and 2017. The average unemployment rate for all of our Counties remained the same at 5.7% comparing March 31, 2018 and 2017. The lowest unemployment rate in 2018 for all the Counties we serve was 3.8% which was in Centre County with the highest recorded rate being 7.6% in Huntingdon County. An increase in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.

Our asset quality weakened slightly in the three months ended March 31, 2018. Nonperforming assets increased $268, or 3.3% to $8,419 at March 31, 2018, from $8,151 at December 31, 2017. We experienced decreases in accruing restructured loans, accruing loans past due 90 days or more and other real estate owned which were more than offset by an increase in nonaccrual loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.90% at March 31, 2018 compared to 0.85% at December 31, 2017.

Loans on nonaccrual status increased $879 to $2,624 at March 31, 2018 from $1,745 at December 31, 2017. The increase in nonaccrual loans was due to an increase of $920 in commercial loans partially offset by decreases of $16 in commercial real estate loans and $25 in residential real estate loans. Accruing troubled debt restructured loans declined $168, to $5,310 at March 31, 2018 from $5,478 at December 31, 2017. Accruing loans past due 90 days or more declined $299, while other real estate owned decreased $144 during the three months ended March 31, 2018.

In addition, compared to the end of the first quarter of 2017, nonperforming assets increased $347, from $8,072 at March 31, 2017. Decreases in accruing troubled debt restructured loans and other real estate owned, partially offset increases in nonaccrual loans and accruing loans past due 90 days or more.

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

The allowance for loan losses increased $209 to $6,515 at March 31, 2018, from $6,306 at the end of 2017. The increase in the allowance was a result of the provision for loan losses of $390 for the first quarter of 2018 exceeding net charge-offs for the period. For the three months ended March 31, 2018, net charge-offs were $181, or 0.8%, of average loans outstanding, a $173 increase compared to $8, or 0.01% of average loans outstanding in the same period of 2017.

Deposits:

We attract the majority of our deposits from within our twelve county market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2018, total deposits increased to $1,038,605 from $1,026,480 at December 31, 2017. Noninterest-bearing accounts increased $1,116, while interest-bearing accounts increased $11,009 in the three months ended March 31, 2018. Interest-bearing transaction accounts, including NOW, money market and savings accounts, increased $2,762, to $566,162 at March 31, 2018 from $563,400 at December 31, 2017. Total time deposits increased $8,247 to $315,432 at March 31, 2018 from $307,185 at December 31, 2017. Time deposits less than $100 increased $6,348, or 3.3%, while time deposits of $100 or more increased $1,899, or 1.7%.

For the three months ended March 31, interest-bearing deposits averaged $875,985 in 2018 compared to $402,339 in 2017. The cost of interest-bearing deposits was 0.72% in 2018 compared to 0.54% in 2017. For the three months ended March 31, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.80% in 2018 compared to 0.60% in 2017. The cost of interest-bearing liabilities increased 6 basis points when comparing the first quarter of 2018 with the fourth quarter of 2017.

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

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Atlantic Community Bankers Bank (“ACBB”) and the FHLB. At March 31, 2018, we did not have any short-term borrowings outstanding at March 31, 2018 compared to $6,000 at December 31, 2017, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. For the three months ended March 31, short-term borrowings averaged $7,297 in 2018 and $10,324 in 2017. The average cost of short-term borrowings was

1.67% in the first quarter of 2018 and 0.86% for the same period last year. Long-term debt totaled $13,160 at March 31, 2018 as compared to $13,233 at December 31, 2017. The average cost of long-term debt was 5.41% in the three months ended March 31, 2018 and 2.73% for the same period last year.

As a result of the merger with CBT, the Company assumed the subordinated debentures that were recorded as of the October 1, 2017 effective date. A trust formed by CBT Financial issued $5,000 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities. The interest rate adjusts quarterly to the three-month LIBOR rate plus 2.95%. CBT Financial issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT Financial became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033. The interest rate on the subordinated debentures was 5.13% and 4.55% on March 31, 2018 and December 31, 2017.

In 2005 a trust formed by CBT Financial issued $4,000 of fixed rate trust preferred securities as part of a pooled offering of such securities. CBT Financial issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT Financial became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2010 at a price of 100% of face value. CBT Financial did not redeem the subordinated debentures and the rate converted to a floating rate of three month LIBOR plus 1.54%. The subordinated debentures must be redeemed no later than 2035. The interest rate on the subordinated debentures was 3.66% and 3.13% on March 31, 2018 and December 31, 2017.

Interest payments on the debentures may be deferred at any time at the election of the Company for up to 20 consecutive quarters. Interest on the debentures will accrue during the extension period, and all accrued principal and interest must be paid at the end of the extension period. During an extension period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of the Company’s capital stock.

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

The Asset Liability committee (“ALCO”), comprised of members of our senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate-sensitive assets (“RSA”) and rate-sensitive liabilities (“RSL”), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio of less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

Our cumulative one-year RSA/RSL ratio equaled 1.50 at March 31, 2018. Given the recent actions of the FOMC and the potential for rates to increase in the future, the focus of ALCO has been to move towards a positive static gap position.

The current position at March 31, 2018, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing increases in market rates, to increase net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2018, produced similar results from those indicated by the one-year static gap position. Given an instantaneous and parallel shift in interest rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2019, would increase 2.0% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2018. Our noncore funds at March 31, 2018, were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2018, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 0.26%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 1.94%. Comparatively, our overall noncore dependence ratio improved from year-end 2017 when it was 3.73%. Similarly, our net short-term noncore funding ratio was 1.96% at year-end, indicating that our reliance on noncore funds has decreased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $34,063 during the three months ended March 31, 2018. Cash and cash equivalents increased $3,284 for the same period last year. For the three months ended March 31, 2018, we realized net cash inflows of $1,224 from operating activities, $26,603 from investing activities and $6,236 from financing activities. For the same period of 2017, net cash outflows of $463 from operating activities and $54,014 from investing activities were more than offset by a net cash inflow of $57,761 from financing activities.

Operating activities provided net cash of $1,224 for the three months ended March 31, 2018 compared to a use of net cash of $463 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation, amortization and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $26,603 for the three months ended March 31, 2018. For the comparable period in 2017, investing activities used net cash of $54,014. In 2018, payments and prepayments on loans exceeding loan originations was the primary factor causing the net cash inflow from investing activities. Conversely, an increase in lending activities was the primary factor causing the net cash outflow from investing in the first quarter of 2017.

Financing activities provided net cash of $6,236 for the three months ended March 31, 2018 and $57,761 for the same period last year. Deposit gathering is a predominant financing activity. During the three months ended March 31, 2018 and 2017, deposits increased $12,125 and $43,947, respectively. The repayment of short-term borrowing of $6,000 in the first quarter of 2018 partially offset the increase in net cash from deposit activities. Adding to the net cash inflow from deposits gathering in 2017 was a capital issuance which accounted for an increase in cash of $15,941.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $108,400, or $11.93 per common share, at March 31, 2018, and $106,256, or $11.72 per common share, at December 31, 2017. The increase in stockholders’ equity in the three months ended March 31, 2018 was a result of the retention of earnings of $2,811, compensation costs of $1 relating to option grants, the issuance of common stock to Riverview’s ESPP, 401k and dividend reinvestment plans of $135, the issuance of common stock related to the stock options exercised of $49 and the recognition of a change in the other comprehensive loss of $850, resulting from increase in the net unrealized loss on the investment portfolio.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. As a result of the merger with CBT, the Company exceeded the asset threshold limitation at year end 2017 and became subject to risk-based capital and leverage rules.

The Company’s and Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the year ended March 31, 2018 and December 31, 2017:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.875% capital conservation buffer phase-in)			Well Capitalized under Basel III
March 31, 2018:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Riverview	$91,928	10.1%	$90,251	≥	9.875%
Riverview Bank	98,090	10.7	90,265	≥	9.875	$91,408	≥	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview	85,343	9.3	71,972	≥	7.875
Riverview Bank	91,505	10.0	71,894	≥	7.875	73,126	≥	8.0
Tier 1 capital (to average total assets):
Riverview	85,343	7.4	46,530	≥	4.00
Riverview Bank	91,505	8.1	45,318	≥	4.00	56,647	≥	5.0
Common equity tier 1 risk based capital (to risk-weighted assets):
Riverview	78,507	8.6	58,263	≥	6.375
Riverview Bank	$91,505	10.0	$58,273	≥	6.375	$59,415	≥	6.5

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.25% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2017:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Riverview	$90,703	9.8%	$85,946	≥	9.25%
Riverview Bank	96,926	10.4	85,963	≥	9.25	$92,933	≥	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview	84,330	9.1	67,363	≥	7.25
Riverview Bank	90,553	9.7	67,376	≥	7.25	74,346	≥	8.0
Tier 1 capital (to average total assets):
Riverview	84,330	7.4	45,583	≥	4.00
Riverview Bank	90,553	7.9	45,583	≥	4.00	56,978	≥	5.0
Common equity tier 1 risk based capital (to risk-weighted assets):
Riverview	77,996	8.4	53,426	≥	5.75
Riverview Bank	$90,553	9.7	$53,437	≥	5.75	$60,407	≥	6.5

Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at March 31, 2018 and December 31, 2017. There are no conditions or negative events since this notification that we believe have changed the Bank’s category.

On March 14, 2018, the Board of Directors of Riverview announced the suspension of the payment of its first quarter 2018 dividend in order to conserve capital as a result of recognizing certain material nonrecurring fourth quarter expenses in 2017. The Company recognized non-recurring merger related pre-tax costs of $3,674 in 2017. In addition, in the fourth quarter of 2017, Riverview recognized a $3,888, or $(0.43) per share, charge to income tax expense related to the re-measurement of net deferred tax assets resulting from the new 21% federal corporate income tax rate established by the Tax Cuts and Jobs Act, enacted in December 2017.

Review of Financial Performance:

The Company reported net earnings of $2,811 or $0.31 per basic and diluted weighted average common share for the three months ended March 31, 2018, compared to net loss of $567 or $(0.12) per basic and diluted weighted average common share, for the comparable period of 2017. The return on average assets and return on average stockholders’ equity were 0.98% and 10.59% for the three months ended March 31, 2018. The improvement in net income recognized in the three months ended March 31, 2018 was directly attributable to the merger with CBT and the implementation of certain other strategic initiatives to enhance shareholder value through organic asset growth. In the first quarter of 2017, the Company successfully completed a $17.0 million private placement of common and preferred securities. The additional capital allowed Riverview to acquire CBT and provided it with the ability to significantly grow its loan portfolio by hiring multiple teams of experienced and established lenders to serve new and existing markets. The results for the first quarter ended March 31, 2018 include pre-tax merger related costs of $433.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21% in 2018 and 34% in 2017.

For the three months ended March 31, 2018, tax-equivalent net interest income increased $7,006 to $11,493 in 2018 from $4,487 in 2017. The increase in tax-equivalent net interest income was primarily attributable to the net growth in average earning assets from the merger and organic loan growth along with an improvement in the tax equivalent net interest margin. Average earning assets grew $83,001 more than the growth of average interest-bearing liabilities comparing the first quarters of 2018 and 2017. The tax-equivalent net interest margin for the three months ended March 31, was 4.38% in 2018 compared to 3.57% in 2017. The net interest spread increased to 4.25% for the three months ended March 31, 2018 from 3.48% for the three months ended March 31, 2017. Loan accretion included in loan interest income in the first quarter of 2018 related to loans acquired in the fourth quarter of 2017 was $1,819, resulting in an increase in the tax-equivalent net interest margin of 69 basis points. The tax-equivalent net interest margin for the fourth quarter of 2017 was 4.05%.

For the three months ended March 31, 2018, tax-equivalent interest income increased $8,137, to $13,253 from $5,116 for the three months ended March 31, 2017. A volume variance in interest income of $7,451 attributable to changes in the average balance of earning assets was aided by a $686 favorable rate variance due to an improvement in the yield on earning assets. Specifically, the increase was primarily due to the growth in average earning assets which increased $555,703 to $1,064,739 for the first quarter of 2018 from $509,036 for the same period in 2017. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the three months ended March 31, 2018 to 5.05% as compared to 4.08% for the three months ended March 31, 2017. This improvement was a result of the combined impact of the merger along with the associated effects of applying purchase accounting and reporting a higher concentration of loans as a percentage of earning assets. Average loans increased $525,647 comparing the first quarters of 2018 and 2017 which caused tax-equivalent interest income to increase $6,890. The tax-equivalent yield on the loan portfolio was 5.38% for the three months ended March 31, 2018 compared to 4.29% for the same period last year. This increase caused a positive impact on tax-equivalent interest income of $1,199 comparing the three months ended March 31, 2018 and 2017. The tax-equivalent yield excluding loan accretion from acquired loans would have been 4.30% in the first three months of 2018 which was the same yield as recorded for the first three months of 2017. The yield earned on investments decreased 71 basis points for the first quarter of 2018 to 2.74% from 3.45% for the first quarter of 2017 and resulted in lower tax-equivalent interest income of $542. Average investments increased to $92,788 for the quarter ended March 31, 2018 compared to $75,001 for the same period in 2017 resulting in an increase in tax-equivalent interest income of $531. Overall tax-equivalent interest earned on investments was $627 for the three month period ended March 31, 2018 compared to $638 for the same period in 2017.

Total interest expense increased $1,131 to $1,760 for the three months ended March 31, 2018 from $629 for the three months ended March 31, 2017. An unfavorable volume variance caused interest expenses to increase $838. In addition, an unfavorable rate variance resulted in a $293 increase in fund costs. The average volume of interest bearing liabilities increased to $896,487 for the three months ended March 31, 2018, from $423,785 for the three months ended March 31, 2017. Average interest-bearing deposits increased $473,646 to $875,985 for the first quarter of 2018 from $402,339 for the same period last year. The cost of funds increased to 0.80% for the three months ended March 31, 2018 as compared to 0.60% for the same period in 2017.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Average balances were calculated using average daily balances. Averages for earning assets include nonaccrual loans. Loan fees are included in interest income on loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax equivalent basis using the prevailing federal statutory tax rate.

	Three months ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$908,574	$12,241	5.46%	$403,684	$4,285	4.30%
Tax exempt	37,153	296	3.23%	16,396	164	4.06%
Investments
Taxable	76,952	523	2.76%	69,253	567	3.32%
Tax exempt	15,836	104	2.66%	5,748	71	5.01%
Interest bearing deposits	23,607	79	1.36%	10,662	23	0.87%
Federal funds sold	2,617	10	1.55%	3,293	6	0.74%

Total earning assets	1,064,739	13,253	5.05%	509,036	5,116	4.08%
Less: allowance for loan losses	6,474			3,811
Other assets	104,977			52,836

Total assets	$1,163,242			$558,061

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	131,678	269	0.83%	$73,592	$117	0.64%
NOW accounts	246,762	347	0.57%	126,778	89	0.28%
Savings accounts	188,358	32	0.07%	79,368	29	0.15%
Time deposits less than $100	196,599	543	1.12%	73,510	163	0.90%
Time deposits $100 or more	112,588	363	1.31%	49,091	134	1.11%
Short term borrowings	7,297	30	1.67%	10,324	22	0.86%
Long-term debt	13,205	176	5.41%	11,122	75	2.73%

Total interest bearing liabilities	896,487	1,760	0.80%	423,785	629	0.60%
Non-interest bearing demand deposits	149,123			73,188
Other liabilities	9,996			6,325
Stockholders’ equity	107,636			54,763

Total liabilities and stockholders’ equity	$1,163,242			$558,061

Net interest income/spread		$11,493	4.25%		$4,487	3.48%

Net interest margin			4.38%			3.57%
Tax-equivalent adjustments:
Loans		$62			$56
Investments		22			24

Total adjustments		$84			$80

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2018.

For the three months ended March 31, the provision for loan losses totaled $390 in 2018 and $605 in 2017. The decrease in the provision in 2018 was a direct result of slower loan growth as compared to 2017 and the continuation of positive trends in asset quality.

Noninterest Income:

For the quarter ended March 31, noninterest income totaled $1,953 in 2018, an increase of $1,174 from $779 in 2017. All major categories of noninterest income improved as a result of the merger with the exception of the retail wealth management component of our wealth management division. Retail wealth management income, excluding Trust, decreased $104 comparing the first quarters of 2018 and 2017 due to the dissolution of a business acquired in 2016. Service charges, fees and commissions and trust income improved $891and $180, respectively, comparing the first quarters of 2018 and 2017. Commission and fees on fiduciary activities increased $180 comparing the three months ended March 31, 2018 and 2017. Mortgage banking income in 2018 improved to $170 compared to $82 in 2017. Income from bank owned life insurance increased to $191 in the first quarter of 2018 compared to $73 for the comparable quarter of 2017.

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

Noninterest expense increased $4,373 or 84.7%, to $9,536 for the three months ended March 31, 2018, from $5,163 for the same period last year. The majority of this increase relates to salaries and employee benefit expense, which was a result of the merger with CBT and related costs. Additions to facilities as a result of the CBT merger along with offices to support the lending teams were primarily responsible for the $476 or 73.6%, increase in occupancy and equipment costs. The majority of the $1,391 increase in other expenses comparing the first quarters of 2018 and 2017 was a result of the business combination with CBT. Other expenses for the first quarter ended March 31, 2018 include pre-tax merger related costs of $433.

Income Taxes:

We recorded income tax expense of $625 for the three months ended March 31, 2018, and an income tax benefit of $15 for the same period last year. Our effective tax rate was 18.2% for the first quarter of 2018. The Company benefitted from the enactment of the Tax Cuts and Jobs Act legislation in the fourth quarter of 2017 which reduced the corporate federal tax rate from a maximum of 35% to a flat rate of 21% effective January 1, 2018.

Riverview Financial Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2018, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2018

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date:	May 11, 2018