Form 10-Q
period 2018-06-30
Riverview Financial Corp
filed 2018-08-09
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,095,124 at July 30, 2018.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2018

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$13,139	$9,413
Interest-bearing deposits in other banks	23,481	16,373
Federal funds sold
Investment securities available-for-sale	87,908	93,201
Loans held for sale	873	254
Loans, net	939,887	955,971
Less: allowance for loan losses	6,401	6,306

Net loans	933,486	949,665
Premises and equipment, net	18,542	18,631
Accrued interest receivable	2,786	3,237
Goodwill	24,754	24,754
Intangible assets	3,935	4,376
Other assets	42,900	43,703

Total assets	$1,151,804	$1,163,607

Liabilities:
Deposits:
Noninterest-bearing	$170,232	$155,895
Interest-bearing	847,490	870,585

Total deposits	1,017,722	1,026,480
Short-term borrowings		6,000
Long-term debt	13,091	13,233
Accrued interest payable	449	468
Other liabilities	10,075	11,170

Total liabilities	1,041,337	1,057,351

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; June 30, 2018, issued and outstanding 9,094,986 shares; December 31, 2017, issued and outstanding 9,069,363 shares	100,790	100,476
Capital surplus	424	423
Retained earnings	11,625	6,936
Accumulated other comprehensive loss	(2,372)	(1,579)

Total stockholders’ equity	110,467	106,256

Total liabilities and stockholders’ equity	$1,151,804	$1,163,607

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2018	2017	2018	2017
Interest income:
Interest and fees on loans:
Taxable	$11,226	$4,989	$23,467	$9,274
Tax-exempt	235	107	469	215
Interest and dividends on investment securities available-for-sale:
Taxable	542	566	1,065	1,130
Tax-exempt	81	46	163	93
Dividends				3
Interest on interest-bearing deposits in other banks	101	24	180	47
Interest on federal funds sold	10	4	20	10

Total interest income	12,195	5,736	25,364	10,772

Interest expense:
Interest on deposits	1,723	668	3,277	1,200
Interest on short-term borrowings		63	30	85
Interest on long-term debt	192	78	368	153

Total interest expense	1,915	809	3,675	1,438

Net interest income	10,280	4,927	21,689	9,334
Provision for loan losses		519	390	1,124

Net interest income after provision for loan losses	10,280	4,408	21,299	8,210

Noninterest income:
Service charges, fees and commissions	1,651	292	2,879	629
Commission and fees on fiduciary activities	235	31	445	61
Wealth management income	219	194	373	452
Mortgage banking income	189	147	359	229
Bank owned life insurance investment income	199	74	390	147
Net gain on sale of investment securities available-for-sale	40	64	40	63

Total noninterest income	2,533	802	4,486	1,581

Noninterest expense:
Salaries and employee benefits expense	5,221	2,757	10,543	5,593
Net occupancy and equipment expense	1,012	634	2,134	1,280
Amortization of intangible assets	220	71	441	235
Net cost of operation of other real estate owned	2	138	1	174
Other expenses	2,953	1,441	5,825	2,922

Total noninterest expense	9,408	5,041	18,944	10,204

Income (loss) before income taxes	3,405	169	6,841	(413)
Income tax expense (benefit)	618	(10)	1,243	(25)

Net income (loss)	2,787	179	5,598	(388)

Other comprehensive income:
Unrealized gain (loss) on investment securities available-for-sale	112	1,246	(963)	1,758
Reclassification adjustment for net (gain) loss on sale of investment securities available-for-sale included in net income (loss)	(40)	(64)	(40)	(63)

Other comprehensive income (loss)	72	1,182	(1,003)	1,695
Income tax expense (benefit) related to other comprehensive income	15	402	(210)	576

Other comprehensive income (loss), net of income taxes	57	780	(793)	1,119

Comprehensive income	$2,844	$959	$4,805	$731

Per share data:
Net income (loss):
Basic	$0.31	$0.04	$0.62	$(0.08)
Diluted	$0.31	$0.04	$0.62	$(0.08)
Average common shares outstanding:
Basic	9,089,011	3,655,446	9,084,054	3,555,629
Diluted	9,134,248	3,726,939	9,136,004	3,555,629
Dividends declared	$0.10	$0.14	$0.10	$0.28

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2018	$		$100,476	$423	$6,936	$(1,579)	$106,256
Net income					5,598		5,598
Other comprehensive income (loss), net of income taxes						(793)	(793)
Compensation cost of option grants				1			1
Issuance under ESPP, 401k and Dividend Reinvestment plans: 20,862 shares			265				265
Exercise of stock options: 4,761 shares			49				49
Dividends declared, $0.10 per share					(909)		(909)

Balance, June 30, 2018	$		$100,790	$424	$11,625	$(2,372)	$110,467

Balance, January 1, 2017			$29,052	$220	$14,845	$(2,197)	$41,920
Net loss					(388)		(388)
Other comprehensive income, net of income taxes						1,119	1,119
Compensation cost of option grants				15			15
Issuance of 269,885 common shares			2,658				2,658
Issuance of 1,348,809 preferred shares		$13,283					13,283
Preferred shares converted into common shares		(13,283)	13,283
Issuance under ESPP, 401k and Dividend Reinvestment plans: 9,614 shares			247				247
Dividends declared, $0.28 per share					(1,339)		(1,339)

Balance, June 30, 2017	$		$45,240	$235	$13,118	$(1,078)	$57,515

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2018	2017
Cash flows from operating activities:
Net income (loss)	$5,598	$(388)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	619	392
Provision for loan losses	390	1,124
Stock based compensation	1	15
Net amortization of investment securities available-for-sale	402	195
Net cost of operation of other real estate owned	1	174
Net loss on sale of investment securities available-for-sale	(40)	(63)
Amortization of purchase adjustment on loans	(2,613)	(98)
Amortization of intangible assets	441	235
Deferred income taxes	1,072	(47)
Proceeds from sale of loans originated for sale	13,337	11,606
Net gain on sale of loans originated for sale	(359)	(229)
Loans originated for sale	(13,597)	(11,762)
Bank owned life insurance investment income	(390)	(147)
Net change in:
Accrued interest receivable	451	75
Other assets	60	(785)
Accrued interest payable	(19)	2
Other liabilities	(1,095)	(674)

Net cash provided by (used in) operating activities	4,259	(375)

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(6,839)
Proceeds from repayments	5,942	1,260
Proceeds from sales	4,825	5,564
Proceeds from the sale of other real estate owned	196	433
Net decrease in restricted equity securities	146	83
Net decrease (increase) in loans	18,351	(95,517)
Business disposition, net of cash		329
Purchases of premises and equipment	(530)	(323)
Purchase of bank owned life insurance	(21)	(16)

Net cash provided by (used in) investing activities	22,070	(88,187)

Cash flows from financing activities:
Net increase in deposits	(8,758)	71,335
Net increase (decrease) in short-term borrowings	(6,000)	(1,500)
Repayment of long-term debt	(142)	(165)
Proceeds from long-term debt		600
Issuance under ESPP, 401k and DRP plans	265	247
Proceeds from exercise of stock options	49	15,941
Cash dividends paid	(909)	(1,339)

Net cash provided by (used in) financing activities	(15,495)	85,119

Net increase (decrease) in cash and cash equivalents	10,834	(3,443)
Cash and cash equivalents—beginning	25,786	19,120

Cash and cash equivalents—ending	$36,620	$15,677

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,694	$1,436

Income taxes

Noncash items from investing activities:
Other real estate acquired in settlement of loans	$51	$187

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended as of June 30, 2018, are not necessarily indicative of the results of operations and financial position that may be expected in the future. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K, filed on March 23, 2018.

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

Recent Accounting Standards

In January 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (i) require equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (ii) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (iii) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset , securities or loans and receivables, on the balance sheet or the accompanying notes to the financial statements; and (viii) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company measured the fair value of its loan portfolio using an exit price notion for the fiscal years beginning after December 31, 2017, including interim periods thereafter. The adoption of ASU 2016-01 did not have a material effect on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. The Company does not expect the adoption of the new accounting guidance to have a material effect on the statement of cash flows.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow for a reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the Company elected to early adopt this guidance effective December 31, 2017. The adoption of ASU No. 2018-02 resulted in a reclassification of stranded tax effects of $259 from accumulated other comprehensive income (loss) to retained earnings.

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

In May 2018, the FASB issued ASU No. 2018-06, “Codification Improvements to Topic 942, Financial Services—Depository and Lending”. The amendments in this Update supersede the guidance in Subtopic 942-740, Financial Services—Depository and Lending—Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (“OCC”) and no longer is relevant. The amendments in this Update were effective upon issuance of this Update. The adoption of ASU No. 2018-06 did not have a material effect on our consolidated financial statements.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Net unrealized loss on investment securities available-for-sale	$(2,134)	$(1,131)
Related income taxes	(448)	(238)

Net of income taxes	(1,686)	(893)

Benefit plan adjustments	(869)	(869)
Related income taxes	(183)	(183)

Net of income taxes	(686)	(686)

Accumulated other comprehensive income (loss)	$(2,372)	$(1,579)

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2018 and 2017 is as follows:

Three months ended June 30,	2018	2017
Unrealized gain (loss) on investment securities available-for-sale	$112	$1,246
Net (gain) loss on the sale of investment securities available-for-sale (1)	(40)	(64)

Other comprehensive income (loss) before taxes	72	1,182
Income tax expense (benefit)	15	402

Other comprehensive income (loss)	$57	$780

Six months ended June 30,	2018	2017
Unrealized gain (loss) on investment securities available-for-sale	$(963)	$1,758
Net (gain) loss on the sale of investment securities available-for-sale (1)	(40)	(63)

Other comprehensive income (loss) before taxes	(1,003)	1,695
Income tax expense (benefit)	(210)	576

Other comprehensive income (loss)	$(793)	$1,119

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

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

The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

Three months ended June 30,	2018	2017
Numerator:
Net income (loss)	$2,787	$179
Dividends on preferred stock		(186)

Net income (loss) available to common stockholders	$2,787	$(7)
Undistributed loss allocated to preferred stockholders		128

Income (loss) allocated to common stockholders	$2,787	$121

Denominator:
Basic	9,089,011	3,655,446
Dilutive options	45,237	71,493

Diluted	9,134,248	3,726,939

Earnings per share:
Basic	$0.31	$0.04
Diluted	$0.31	$0.04

Six months ended June 30,	2018	2017
Numerator:
Net income (loss)	$5,598	$(388)
Dividends on preferred stock		(371)

Net income (loss) available to common stockholders	$5,598	$(759)
Undistributed loss allocated to preferred stockholders		475

Income (loss) allocated to common stockholders	$5,598	$(284)

Denominator:
Basic	9,084,054	3,555,629
Dilutive options	51,950

Diluted	9,136,004	3,555,629

Earnings per share:
Basic	$0.62	$(0.08)
Diluted	$0.62	$(0.08)

For the three and six months ended June 30, 2018, there were no outstanding stock options that were excluded from the dilutive earnings per share calculation. None of the outstanding stock options for the three months ended June 30, 2017 were excluded from the diluted earnings per share calculation because of their effect was antidilutive. All of the stock options for the six months ended June 30, 2017 were excluded from the diluted earnings per share calculation because the effect was antidilutive.

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

The additional capital allowed Riverview to announce on April 20, 2017, the execution of a definitive business combination agreement to form a strategic partnership with CBT Financial Corp, Clearfield, Pennsylvania. This action formed a combined community banking franchise with approximately $1.2 billion in assets.

Effective as of the close of business on June 22, 2017, the Company filed an amendment to its Articles of Incorporation to authorize a class of non-voting common stock after obtaining shareholder approval on June 21, 2017. As a result, each share of Series A convertible, preferred stock was automatically converted into one share of non-voting common stock as of the effective date. The non-voting common stock has the same relative rights as, and is identical in all respects with, each other share of common stock of the Company, except that holders of non-voting common stock do not have voting rights.

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at June 30, 2018 and December 31, 2017 are summarized as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$34,917	$174	$1,253	$33,838
Tax-exempt	14,587	2	224	14,365
Mortgage-backed securities:
U.S. Government agencies	21,584	53	65	21,572
U.S. Government-sponsored enterprises	9,432	12	355	9,089
Corporate debt obligations	9,522		478	9,044

Total	$90,042	$241	$2,375	$87,908

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$35,352	$334	$684	$35,002
Tax-exempt	16,325	47	64	16,308
Mortgage-backed securities:
U.S. Government agencies	22,908	3	94	22,817
U.S. Government-sponsored enterprises	10,218	19	148	10,089
Corporate debt obligations	9,529		544	8,985

Total	$94,332	$403	$1,534	$93,201

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2018, is summarized as follows:

June 30, 2018	Fair Value
Within one year	$4,458
After one but within five years	3,842
After five but within ten years	13,810
After ten years	35,137

57,247
Mortgage-backed securities	30,661

Total	$87,908

Securities with a carrying value of $28,879 and $93,201 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2018 and December 31, 2017, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$3,491	$69	$20,946	$1,184	$24,437	$1,253
Tax-exempt	12,833	224			12,833	224
Mortgage-backed securities:
U.S. Government agencies	3,415	28	805	37	4,220	65
U.S. Government-sponsored enterprises	3,789	106	3,809	249	7,598	355
Corporate debt obligation			9,044	478	9,044	478

Total	$23,528	$427	$34,604	$1,948	$58,132	$2,375

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$4,757	$30	$20,185	$654	$24,942	$684
Tax-exempt	10,506	64			10,506	64
Mortgage-backed securities:
U.S. Government agencies	16,746	87	193	7	16,939	94
U.S. Government-sponsored enterprises	4,294	23	4,174	125	8,468	148
Corporate debt obligation	3,800	200	5,185	344	8,985	544

Total	$40,103	$404	$29,737	$1,130	$69,840	$1,534

The Company had 84 investment securities, consisting of 40 taxable state and municipal obligations, 25 tax-exempt municipal obligations, 15 mortgage-backed securities, and four corporate debt obligations that were in unrealized loss positions at June 30, 2018. Of these securities, 26 taxable state and municipal obligation, seven mortgage-backed securities and four corporate debt obligations were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2018. There was no OTTI recognized for the three months ended June 30, 2018 and 2017.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2018 and December 31, 2017 are summarized as follows. Net deferred loan costs were $942 and $863 at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Commercial	$130,499	$140,116
Real estate:
Construction	30,907	34,405
Commercial	534,903	526,230
Residential	231,176	240,626
Consumer	12,402	14,594

Total	$939,887	$955,971

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

		Real Estate
June 30, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2018	$816	$384	$3,458	$1,179	$32	$646	$6,515
Charge-offs	(93)			(10)	(63)		(166)
Recoveries	5		2	20	25		52
Provisions	298	(135)	146	106	42	(457)

Ending balance	$1,026	$249	$3,606	$1,295	$36	$189	$6,401

		Real Estate
June 30, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2018	$1,206	$379	$2,963	$1,340	$37	$381	$6,306
Charge-offs	(170)			(60)	(162)		(392)
Recoveries	8		4	21	64		97
Provisions	(18)	(130)	639	(6)	97	(192)	390

Ending balance	$1,026	$249	$3,606	$1,295	$36	$189	$6,401

		Real Estate
June 30, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2017	$625	$160	$2,545	$821	$54	$124	$4,329
Charge-off	(10)			(9)	(2)		(21)
Recoveries				6	1		7
Provisions	142	32	420	10	(4)	(81)	519

Ending balance	$757	$192	$2,965	$828	$49	$43	$4,834

		Real Estate
June 30, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2017	$629	$160	$2,110	$789	$44	$	$3,732
Charge-offs	(10)			(16)	(7)		(33)
Recoveries			3	7	1		11
Provisions	138	32	852	48	11	43	1,124

Ending balance	$757	$192	$2,965	$828	$49	$43	$4,834

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2018 and December 31, 2017 is summarized as follows:

		Real Estate
June 30, 2018	Commercial	Construction		Commercial	Residential	Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance	$1,026		$249	$3,606	$1,295		$36		$189	$6,401

Ending balance: individually evaluated for impairment	58			76	42					176

Ending balance: collectively evaluated for impairment	968		249	3,530	1,253		36		189	6,225

Ending balance: purchased credit impaired loans

Loans receivable:
Ending balance	$130,499		$30,907	$534,903	$231,176		$12,402	$		$939,887

Ending balance: individually evaluated for impairment	832			2,860	2,391					6,083

Ending balance: collectively evaluated for impairment	129,301		30,907	527,394	227,974		12,402			927,978

Ending balance: purchased credit impaired loans	$366	$		$4,649	$811	$		$		$5,826

			Real Estate
December 31, 2017	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,206		$379		$2,963		$1,340		$37		$381		$6,306

Ending balance: individually evaluated for impairment		56				76		92						224

Ending balance: collectively evaluated for impairment		1,150		379		2,887		1,248		37		381		6,082

Ending balance: purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$140,116		$34,405		$526,230		$240,626		$14,594	$			$955,971

Ending balance: individually evaluated for impairment		777				2,988		2,482						6,247

Ending balance: collectively evaluated for impairment		138,824		34,405		516,300		237,089		14,594				941,212

Ending balance: purchased credit impaired loans		$515	$			$6,942		$1,055	$		$			$8,512

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2018 and December 31, 2017:

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$116,774	$9,615	$4,110		$130,499
Real estate:
Construction	30,457	327	123		30,907
Commercial	508,657	10,868	15,378		534,903
Residential	225,667	2,614	2,895		231,176
Consumer	12,396		6		12,402

Total	$893,951	$23,424	$22,512		$939,887

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$126,506	$9,372	$4,238		$140,116
Real estate:
Construction	32,840	1,442	123		34,405
Commercial	497,852	15,305	13,073		526,230
Residential	234,808	2,214	3,604		240,626
Consumer	14,474	120			14,594

Total	$906,480	$28,453	$21,038		$955,971

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2018 and December 31, 2017. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
June 30, 2018	30-59 Days Past Due	60-89 Days Past Due		90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$665	$		$		$665	$128,745	$723	$130,133
Real estate:
Construction	86					86	30,821		30,907
Commercial	153		200		1,328	1,681	528,237	335	530,253
Residential	2,538		379		186	3,103	226,257	1,006	230,366
Consumer	190		75		22	287	12,109	6	12,402

Total	$3,632		$654		$1,536	$5,822	$926,169	$2,070	$934,061

Purchased credit impaired loans									5,826

Total Loans									$939,887

	Accrual Loans
December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1,829	$85		$1,914	$137,612	$75	$139,601
Real estate:
Construction	8			8	34,397		34,405
Commercial	2,213	152	$150	2,515	516,410	363	519,288
Residential	2,110	551	533	3,194	235,070	1,307	239,571
Consumer	149	60	9	218	14,376		14,594

Total	$6,309	$848	$692	$7,849	$937,865	$1,745	$947,459

Purchased credit impaired loans							8,512

Total Loans							$955,971

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2018 and 2017, and as of and for the year ended, December 31, 2017 by major loan classification:

					This Quarter		Year-to-Date
June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$366	$366	$		$700	$19	$909	$372
Real estate:
Construction
Commercial	6,978	6,978			7,531	335	8,134	1,370
Residential	3,017	3,085			3,085	58	3,168	137
Consumer

Total	10,361	10,429			11,316	412	12,211	1,879

With an allowance recorded:
Commercial	832	832		58	969	1	705	3
Real estate:
Construction
Commercial	531	531		76	533	1	534	7
Residential	185	323		42	186	1	186	3
Consumer

Total	1,548	1,686		176	1,688	3	1,425	13

Commercial	1,198	1,198		58	1,669	20	1,614	375
Real estate:
Construction
Commercial	7,509	7,509		76	8,064	336	8,668	1,377
Residential	3,202	3,408		42	3,271	59	3,354	140
Consumer

Total	$11,909	$12,115		$176	$13,004	$415	$13,636	$1,892

					For the Year Ended
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,107	$1,107	$		$1,210	$77
Real estate:
Construction
Commercial	9,399	9,399			10,164	340
Residential	3,197	3,215			2,896	149
Consumer

Total	13,703	13,721			14,270	566

With an allowance recorded:
Commercial	185	185		56	186	1
Real estate:
Construction
Commercial	531	531		76	532	23
Residential	340	478		92	339	12
Consumer

Total	1,056	1,194		224	1,057	36

Commercial	1,292	1,292		56	1,396	78
Real estate:
Construction
Commercial	9,930	9,930		76	10,696	363
Residential	3,537	3,693		92	3,235	161
Consumer

Total	$14,759	$14,915		$224	$15,327	$602

					This Quarter		Year-to-Date
June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$840	$840	$		$842	$7	$805	$15
Real estate:
Construction
Commercial	2,685	2,685			2,991	22	3,110	58
Residential	2,342	2,342			2,280	26	2,461	59
Consumer

Total	5,867	5,867			6,113	55	6,376	132

With an allowance recorded:
Commercial	83	83		33	28	1	75	1
Real estate:
Construction
Commercial	865	865		205	865	6	787	12
Residential	189	327		58	189	4	94	4
Consumer

Total	1,137	1,275		296	1,082	11	956	17

Commercial	923	923		33	870	8	880	16
Real estate:
Construction
Commercial	3,550	3,550		205	3,856	28	3,897	70
Residential	2,531	2,669		58	2,469	30	2,555	63
Consumer

Total	$7,004	$7,142		$296	$7,195	$66	$7,332	$149

For the three and six months ended June 30, interest income related to impaired loans, would have increased by $9 and $56 in 2018 and $28 and $54 in 2017 had the loans been current and the terms of the loans not been modified.

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

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $4,804 at June 30, 2018, $5,606 at December 31, 2017 and $5,635 at June 30, 2017.

There were no loans modified as troubled debt restructuring for the three and six months ended June 30, 2018. There was one loan modified as troubled debt restructuring for the three months ended June 30, 2017 in the amount of $109 and two loans modified as troubled debt restructuring for the six months ended June 30, 2017 in the amount of $138.

During the three months ended June 30, 2018, there was one default on loans restructured totaling $228 and six defaults on loans restructured totaling $1,474 during the six months ended June 30, 2018. During the three months ended June 30, 2017, there were no defaults on loans restructured within the last twelve months. During the six months ended June 30, 2017, there were four defaults on loan restructured within the last twelve months totaling $1,229.

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

As a result of the merger with CBT, effective October 1, 2017, the Bank identified 37 PCI loans. As part of the merger with Citizens, effective December 31, 2015, the Bank identified 10 PCI loans. As a result of the consolidation with Union, effective November 1, 2013, the Bank identified 14 PCI loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Bank to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Bank then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan. The Bank’s evaluation of the amount of future cash flows that it expects to collect is based on a cash flow methodology that involves assumptions and judgments as to credit risk, collateral values, discount rates, payment speeds, and prepayment risk. Charge-offs of the principal amount on purchased impaired loans are first applied to the non-accretable discount.

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

The unpaid principal balances and the related carrying amount of acquired loans as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Credit impaired purchased loans evaluated individually for incurred credit losses:
Outstanding balance	$12,201	$16,803
Carrying Amount	5,826	8,512
Other purchased loans evaluated collectively for incurred credit losses:
Outstanding balance	372,628	421,620
Carrying Amount	370,426	418,146
Total Purchased Loans:
Outstanding balance	384,829	438,423
Carrying Amount	$376,252	$426,658

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance – beginning of period	$1,655	$323	$2,129	$370
Accretion recognized during the period	(411)	(21)	(1,854)	(44)
Net reclassification from non-accretable to accretable	195	11	1,164	(13)

Balance – end of period	$1,439	$313	$1,439	$313

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

Unused commitments at June 30, 2018, totaled $130,154 consisting of $60,510 in commitments to extend credit, $65,049 in unused portions of lines of credit and $4,595 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2017, totaled $129,734, consisting of $52,706 in commitments to extend credit, $72,157 in unused portions of lines of credit and $4,871 in standby letters of credit.

6. Other assets:

The components of other assets at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017
Other real estate owned	$90	$236
Bank owned life insurance	29,476	29,065
Restricted equity securities	1,160	1,306
Deferred tax assets	7,087	7,949
Other assets	5,087	5,147

Total	$42,900	$43,703

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”) and Atlantic Community Bankers Bank (“ACBB”), the Company is required to purchase and hold stock in these entities to satisfy membership and borrowing requirements. These restricted equity securities can only be redeemed or sold at their par value and only to the respective issuing institution or to another member institution. The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.

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

In accordance with GAAP, the Company groups its assets and liabilities generally measured at fair value into three levels based on market information or other fair value estimates in which the assets and liabilities are traded or valued, and the reliability of the assumptions used to determine fair value. These levels include:

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
June 30, 2018	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$33,838		$33,838
Tax-exempt	14,365		14,365
Mortgage-backed securities:
U.S. Government agencies	21,572		21,572
U.S. Government-sponsored enterprises	9,089		9,089
Corporate debt obligations	9,044		9,044

Total	$87,908		$87,908

	Fair Value Measurement Using
December 31, 2017	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$35,002		$35,002
Tax-exempt	16,308		16,308
Mortgage-backed securities:
U.S. Government agencies	22,817		22,817
U.S. Government-sponsored enterprises	10,089		10,089
Corporate debt obligations	8,985		8,985

Total	$93,201		$93,201

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
June 30, 2018	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$90			$90
Impaired loans, net of related allowance	1,372			1,372

Total	$1,462			$1,462

	Fair Value Measurement Using
December 31, 2017	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$236			$236
Impaired loans, net of related allowance	832			832

Total	$1,068			$1,068

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at June 30, 2018 and December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$90	Appraisal of collateral	Appraisal adjustments	7.4% to 69.0% (31.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$1,372	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	7.0% to 20.0% (11.0)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$236	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (39.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$832	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%

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

The carrying and fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
June 30, 2018	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$36,620	$36,620	$36,620
Investment securities	87,908	87,908		$87,908
Loans held for sale	873	873		873
Net loans (1)	933,486	923,867			$923,867
Accrued interest receivable	2,786	2,786		589	2,197
Restricted equity securities	1,160	1,160	1,160
Financial liabilities:
Deposits	$1,017,722	$973,490		$973,490
Long-term debt	13,091	14,320		14,320
Accrued interest payable	449	449		449

		Fair Value Hierarchy
December 31, 2017	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$25,786	$25,786	$25,786
Investment securities available-for-sale	93,201	93,201		$93,201
Loans held for sale	254	254		254
Net loans (1)	949,665	954,876			$954,876
Accrued interest receivable	3,237	3,237		640	2,597
Restricted equity securities	1,306	1,306	1,306
Financial liabilities:
Deposits	$1,026,480	$1,022,068		$1,022,068
Short-term borrowings	6,000	6,000		6,000
Long-term debt	13,233	14,634		14,634
Accrued interest payable	468	468		468

(1)

The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU No. 2016-01 where the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans at December 31, 2017 was measured using an entry price notion.

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

Service Charges, Fees and Commissions

Service charges on deposit accounts consist of monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard. Such income is presented net of network expenses as the Company acts as an agent in these transactions. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM, or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
June 30,	2018	2017	2018	2017
Noninterest Income:
In-scope of Topic 606:
Service charges, fees and commissions	$1,651	$292	$2,879	$629
Trust and asset management	454	225	818	513

Noninterest income (in-scope of Topic 606)	2,105	517	3,697	1,142
Noninterest income (out-of-scope of Topic 606)	428	285	789	439

Total noninterest income	$2,533	$802	$4,486	$1,581

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration, resulting in a contract receivable, or before payment is due, resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 23, 2018.

Operating Environment:

The United States economy grew at the strongest pace in nearly four years during the second quarter of 2018 powered by a rebound in consumer spending, exports and business investment. The gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 4.1% in the second quarter of 2018 compared to 2.2% in the first quarter of 2018. The consumer price index for the last 12 months rose 2.9% ending June 30, 2018. Excluding the food and energy components, core consumer price index increased 2.3% over the latest twelve months which was above the Federal Open Market Committee (“FOMC”) inflation benchmark of 2.0%. Based on recent trends of higher inflation, the FOMC increased the federal funds target rate on June 13, 2018 for the fifth time since the beginning of 2017 to a range of 1.75% to 2.00%. The FOMC is expected to continue their gradual pace of interest rate increases aimed at keeping the economy from overheating without moving so fast as to curtain the economic expansion. Accordingly, these interest rate increases may have an adverse impact on our loan growth, asset quality and fund costs.

Review of Financial Position:

Total assets decreased $11,803, to $1,151,804 at June 30, 2018, from $1,163,607 at December 31, 2017. Loans, net decreased to $939,887 at June 30, 2018, compared to $955,971 at December 31, 2017, a decrease of $16,084. The decrease in loans during the first six months of 2018 was primary a result of payments and prepayments on commercial and residential real estate loans. Investment securities decreased $5,293, or 5.7%, in the six months ended June 30, 2018. Noninterest-bearing deposits increased $14,337, while interest-bearing deposits decreased $23,095 in the six months ended June 30, 2018. Total stockholders’ equity increased $4,211, or 4.0%, to $110,467 at June 30, 2018 from $106,256 at year-end 2017. For the six months ended June 30, 2018, total assets averaged $1,158,812, an increase of $574.781 from $584,031 for the same period in 2017. The growth in average assets was primarily a result of the inclusion of the assets for both Riverview and CBT for the six months ended June 30, 2018, compared to Riverview on a standalone basis for the same period last year. For the second quarter of 2018, total assets and deposits decreased $19,362 and $20,883, respectively, while loans, net increased $5,697.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $87,908 at June 30, 2018, a decrease of $5,293, or 5.7%, from $93,201 at December 31, 2017. The reduction was a result of payments, prepayments, and sales on investments partially offset by $6,839 securities acquired in the first six months of 2018.

For the six months ended June 30, 2018, the investment portfolio averaged $92,314, an increase of $18,068 compared to $74,246 for the same period last year. The increase was primarily attributable to assets acquired from the merger. The tax-equivalent yield on the investment portfolio decreased to 2.78% for the six months ended June 30, 2018, from 3.46% for the comparable period of 2017. The tax-equivalent yield on the investment portfolio for the second quarter of 2018 increased eight basis points to 2.81% from 2.74% for the first quarter of 2018.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding loss, included as a separate component of stockholders’ equity of $1,686, net of deferred income taxes of $448, at June 30, 2018, and 893, net of deferred income taxes of $238 at December 31, 2017. The increase in the net unrealized holding loss was a result of increases in general market rates.

Loan Portfolio:

Loans, net, decreased to $939,887 at June 30, 2018 from $955,971 at December 31, 2017, a decrease of $16,084, or 1.7%. We experienced declines in all major sectors of loans with the exception of commercial loans that grew $8,673 during the first half of 2018. Business loans, including commercial, construction and commercial real estate loans, decreased $4,442, or 0.6%, to $696,309 at June 30, 2018 from $700,751 at December 31, 2017. Retail loans, including residential real estate and consumer loans, decreased $11,642, or 4.6%, to $243,578 at June 30, 2018 from $255,220 at year-end 2017. Comparatively, loans, net, grew $95,406, or 23.3%, in the first half of 2017. Loan originations in the first half of 2018 represented a more moderate pace as compared to the same period of 2017. The reduction in loan growth was a result of management’s decision to focus on improving margins on loan originations through employing prudent pricing practices and maintaining strong underwriting standards. For the second quarter of 2018, loans, net grew $5,697, or 0.6%. Business loans increased $11,718, while retail loans decreased $6,021 during the second quarter of 2018.

For the six months ended June 30, 2018, loans, net averaged $939,559, an increase of $491,874 compared to $447,685 for the same period of 2017. The tax-equivalent yield on the loan portfolio was 5.16% for the six months ended June 30, 2018, an 84 basis point increase from the comparable period last year. Loan accretion included in loan interest income in the first six months of 2018 related to acquired loans was $2,613. The tax-equivalent yield excluding the loan accretion would have been 4.60% in the first six months of 2018. The tax-equivalent yield on the loan portfolio decreased 43 basis points during the second quarter of 2018 to 4.95% from the 5.38% in the first quarter of 2018 with the primary cause being the reduction in loan accretion from $1,873 for the first quarter of 2018 to $740 for the second quarter of 2018.

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

Off-balance sheet commitments at June 30, 2018, totaled $130,154, consisting of $60,510 in commitments to extend credit, $65,049 in unused portions of lines of credit and $4,595 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, off-balance sheet commitments, at December 31, 2017, totaled $129,734, consisting of $52,706 in commitments to extend credit, $72,157 in unused portions of lines of credit and $4,871 in standby letters of credit.

Asset Quality:

National, Pennsylvania and market area unemployment rates at June 30, 2018 and 2017 are summarized as follows:

	2018	2017
United States	4.2%	4.5%
Pennsylvania	4.4	5.0
Berks County	3.6	4.7
Blair County	3.5	5.1
Centre County	3.0	3.9
Clearfield County	4.1	5.7
Dauphin County	3.4	4.8
Huntingdon County	3.9	5.5
Lebanon County	3.1	4.2
Lycoming County	4.1	5.5
Northumberland County	4.4	5.3
Perry County	3.1	4.4
Schuylkill County	4.4	5.9
Somerset County	4.1	5.9

Employment conditions in 2018 improved for the United States, Commonwealth of Pennsylvania and all of the Counties in which we have branch locations. The average unemployment rate for all of our Counties improved to 3.7% in 2018 from 5.1% in 2017. The lowest unemployment rate in 2018 for all the Counties we serve was 3.0% which was in Centre County with the highest recorded rate being 4.4% in Northumberland and Schuylkill Counties. An increase in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.

Our asset quality weakened slightly in the six months ended June 30, 2018. Nonperforming assets increased $237, or 2.9% to $8,388 at June 30, 2018, from $8,151 at December 31, 2017. We experienced increases in accruing loans past due 90 days or more and nonaccrual loans which were partially offset by decreases in accruing restructured loans and other real estate owned. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.89% at June 30, 2018 compared to 0.85% at December 31, 2017.

Loans on nonaccrual status increased $325 to $2,070 at June 30, 2018 from $1,745 at December 31, 2017. The increase in nonaccrual loans was due to increases of $648 in commercial loans and $6 in consumer loans partially offset by decreases of $28 in commercial real estate loans and $301 in residential real estate loans. Accruing troubled debt restructured loans declined $785, to $4,693 at June 30, 2018 from $5,478 at December 31, 2017. Accruing loans past due 90 days or more increased $843, while other real estate owned decreased $146 during the six months ended June 30, 2018.

In addition, compared to the end of the second quarter of 2017, nonperforming assets increased $1,248, from $7,141 at June 30, 2017. Decreases in accruing troubled debt restructured loans and other real estate owned, partially offset increases in nonaccrual loans and accruing loans past due 90 days or more.

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

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, the Chief Credit Officer identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing standard criteria. Grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events. However, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions. For additional disclosure related to the allowance for loan losses refer to the note entitled, “Loans, net and Allowance for Loan Losses”, in the Notes to Consolidated Financial Statements to this Quarterly Report.

The allowance for loan losses increased $95 to $6,401 at June 30, 2018, from $6,306 at the end of 2017. The increase in the allowance was a result of the provision for loan losses of $390 for the first six months of 2018 exceeding net charge-offs for the period. For the six months ended June 30, 2018, net charge-offs were $295, or 0.06%, of average loans outstanding, a $273, increase compared to $22, or 0.01% of average loans outstanding in the same period of 2017.

Deposits:

We attract the majority of our deposits from within our twelve county market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2018, total deposits decreased to $1,017,722 from $1,026,480 at December 31, 2017. Noninterest-bearing transaction accounts increased $14,337 and time deposits increased $14,628, while interest-bearing transaction accounts decreased $37,723 in the six months ended June 30, 2018.

For the quarter ended June 30, 2018, total deposits declined $20,883 as a decrease in interest-bearing deposits of $34,104 more than offset an increase in noninterest-bearing deposits of $13,221.

For the six months ended June 30, interest-bearing deposits averaged $864,925 in 2018 compared to $418,776 in 2017. The cost of interest-bearing deposits was 0.76% in 2018 compared to 0.58% in 2017. The cost of interest-bearing deposits increased nine basis points when comparing the second quarter of 2018 with the first quarter of 2018. Corresponding with recent FOMC actions, interest rates have increased from historic lows that existed for an extended period. All deposit rates have increased and as such, we anticipate further increases in our cost of deposits.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Atlantic Community Bankers Bank (“ACBB”) and the FHLB. At June 30, 2018, we did not have any short-term borrowings outstanding as compared to $6,000 at December 31, 2017, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. For the six months ended June 30, short-term borrowings averaged $3,628 in 2018 and $16,616 in 2017. The average cost of short-term borrowings was 1.67% in the first six months of 2018 and 1.03% for the same period last year.

Long-term debt totaled $13,091 at June 30, 2018 as compared to $13,233 at December 31, 2017. The average cost of long-term debt was 5.64% in the six months ended June 30, 2018 and 2.77% for the same period last year.

Market Risk Sensitivity:

Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily interest rate risk (“IRR”) associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-

sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

As a result of FOMC actions to raise short-term interest rates, it has become challenging to manage IRR. IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, which involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in a bank’s risk management process or high risk exposure relative to capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of a bank’s risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.58 at June 30, 2018. Given the recent actions of the FOMC and the potential for rates to increase in the future, the focus of ALCO has been to move towards a positive static gap position.

The current position at June 30, 2018, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing increases in market rates, to increase net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2018, produced similar results from those indicated by the one-year static gap position. Given an instantaneous and parallel shift in interest rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2019, would increase 3.2% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

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

These obligations are managed daily, thus enabling us to effectively monitor fluctuations in our liquidity position and to adapt that position according to market influences and balance sheet trends. Future liquidity needs are forecasted, and strategies are developed to ensure adequate liquidity at all times.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2018. Our noncore funds at June 30, 2018, were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2018, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 1.90%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 1.80%. Comparatively, our overall noncore dependence ratio improved from year-end 2017 when it was 3.73%. Similarly, our net short-term noncore funding ratio was 1.96% at year-end, indicating that our reliance on noncore funds has decreased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $10,834 during the six months ended June 30, 2018. Cash and cash equivalents decreased $3,443 for the same period last year. For the six months ended June 30, 2018, we realized net cash inflows of $4,259 from operating activities and $22,070 from investing activities offset partially by net cash outflows of $15,495 from financing activities. For the same period of 2017, net cash outflows of $375 from operating activities and $88,187 from investing activities were partially offset by a net cash inflow of $85,119 from financing activities.

Operating activities provided net cash of $4,259 for the six months ended June 30, 2018 compared to a use of net cash of $375 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation, amortization and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $22,070 for the six months ended June 30, 2018. For the comparable period in 2017, investing activities used net cash of $88,187. In 2018, payments and prepayments on loans exceeding loan originations was the primary factor causing the net cash inflow from investing activities. Conversely, an increase in lending activities was the primary factor causing the net cash outflow from investing in the first half of 2017.

Financing activities utilized net cash of $15,495 for the six months ended June 30, 2018 and provided $85,119 for the same period last year. Deposit gathering is a predominant financing activity. During the six months ended June 30, 2018 deposits decreased $8,758 and increased $71,335, for the same period in 2017. The repayment of short-term borrowing of $6,000 in the first half of 2018 also impacted net cash from financing activities.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $110,467, or $12.15 per common share, at June 30, 2018, and $106,256, or $11.72 per common share, at December 31, 2017. The net increase in stockholders’ equity in the six months ended June 30, 2018 was a result of the recognition of earnings of $5,598, the payout of cash dividends of $909, compensation costs of $1 relating to option grants, the issuance of common stock to Riverview’s ESPP, 401k and dividend reinvestment plans of $265, the issuance of common stock related to the stock options exercised of $49 and the recognition of a change in other comprehensive loss of $793.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. As a result of the merger with CBT, the Company exceeded the asset threshold limitation at year end 2017 and became subject to risk-based capital and leverage rules. The Bank has always been subject to risk-based capital and leverage rules.

The Company’s and Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the periods ended June 30, 2018 and December 31, 2017:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.875% capital conservation buffer phase-in)			Well Capitalized under Basel III
June 30, 2018:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Riverview	$95,707	10.5%	$89,598	≥	9.875%
Riverview Bank	101,870	11.0	91,094	≥	9.875	$92,247	≥	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview	89,236	9.8	71,451	≥	7.875
Riverview Bank	95,399	10.3	72,644	≥	7.875	73,798	≥	8.0
Tier 1 capital (to average total assets):
Riverview	89,236	7.9	44,986	≥	4.00
Riverview Bank	95,399	8.5	45,068	≥	4.00	56,335	≥	5.0
Common equity tier 1 risk-based capital (to risk-weighted assets):
Riverview	82,381	9.1	57,842	≥	6.375
Riverview Bank	$95,399	10.3	$58,807	≥	6.375	$59,960	≥	6.5

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.25% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2017:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Riverview	$90,703	9.8%	$85,946	≥	9.25%
Riverview Bank	96,926	10.4	85,963	≥	9.25	$92,933	≥	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview	84,330	9.1	67,363	≥	7.25
Riverview Bank	90,553	9.7	67,376	≥	7.25	74,346	≥	8.0
Tier 1 capital (to average total assets):
Riverview	84,330	7.4	45,583	≥	4.00
Riverview Bank	90,553	7.9	45,583	≥	4.00	56,978	≥	5.0
Common equity tier 1 risk based capital (to risk-weighted assets):
Riverview	77,996	8.4	53,426	≥	5.75
Riverview Bank	$90,553	9.7	$53,437	≥	5.75	$60,407	≥	6.5

Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at June 30, 2018 and December 31, 2017. There are no conditions or negative events since this notification that we believe have changed the Bank’s category.

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

Review of Financial Performance:

The Company reported net income of $5,598, or $0.62 per basic and diluted weighted average common share for the six months ended June 30, 2018, compared to net loss of $388 or $(0.08) per basic and diluted weighted average common share, for the comparable period of 2017. The return on average assets and return on average stockholders’ equity were 0.97% and 10.38% for the six months ended June 30, 2018. For the second quarter, the Company reported net income of $2,787, or $0.31 per basic and diluted weighted average common share in 2018, compared to net income of $179 or $0.04 per basic and diluted weighted average common share in 2017. The return on average assets and return on average stockholders’ equity were 0.97% and 10.17% for the three months ended June 30, 2018. The improvement in net income recognized in 2018 was directly attributable to the merger with CBT and the implementation of certain other strategic initiatives to enhance shareholder value through organic asset growth. In the first quarter of 2017, the Company successfully completed a $17.0 million private placement of common and preferred securities. The additional capital allowed Riverview to acquire CBT and provided it with the ability to significantly grow its loan portfolio by hiring multiple teams of experienced and established lenders to serve new and existing markets. The results for the first six months ended June 30, 2018 include pre-tax merger related costs of $461.

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

For the six months ended June 30, tax-equivalent net interest income increased $12,364 to $21,857 in 2018 from $9,493 in 2017. Overall, a favorable volume variance of $11,441 from average earning asset growth exceeding average growth in interest bearing liabilities and a favorable rate variance of $923 accounted for the increase. The net interest spread increased 55 basis points for the six months ended June 30, 2018 to 4.02% from 3.47% for the six months ended June 30, 2017. The tax-equivalent net interest margin for the six months ended June 30 was 4.16% in 2018 compared to 3.58% in 2017. Loan accretion included in loan interest income in the first half of 2018 related to acquired loans was $2,613, resulting in an increase in the tax-equivalent net interest margin of 50 basis points.

For the six months ended June 30, 2018, tax-equivalent interest income increased $14,601 to $25,532 as compared to $10,931 for the six months ended June 30, 2017. A positive volume variance in interest income of $13,022 attributable to changes in the average balance of earning assets and a positive rate variance of $1,579 due to an increase in the yield on earning assets were responsible for the increase in tax-equivalent interest income. Average volumes of earning assets increased $524,986 comparing the six months ended June 30, 2018 and 2017. The tax-equivalent yield on earning assets increased 74 basis points in 2018 compared to 2017.

Total interest expense increased $2,237 to $3,675 for the six months ended June 30, 2018 from $1,438 for the six months ended June 30, 2017. The average volume of interest bearing liabilities increased to $881,717 for the six months ended June 30, 2018, as compared to $446,526 for the six months ended June 30, 2017. The increase in the volume of interest-bearing liabilities caused interest expense to increase by $1,581. In addition, we recognized an unfavorable rate variance of $656 from a 19 basis point increase in the overall cost of funds. Cost of funds increased to 0.84% for the six months ended June 30, 2018 as compared to 0.65% for the same period in 2017.

For the three months ended June 30, tax-equivalent net interest income increased $5,358 to $10,364 in 2018 from $5,006 in 2017. The increase in tax-equivalent net interest income was primarily attributable to the net growth in average earning assets from the merger and organic loan growth along with an improvement in the tax equivalent net interest margin. Average earning assets grew $96,513 more than the growth of average interest-bearing liabilities comparing the second quarters of 2018 and 2017. The tax-equivalent net interest margin for the three months ended June 30, was 3.94% in 2018 compared to 3.58% in 2017. The net interest spread increased to 3.78% for the three months ended June 30, 2018 from 3.47% for the three months ended June 30, 2017. Loan accretion included in loan interest income in the second quarter of 2018 related to acquired loans was $740, resulting in an increase in the tax-equivalent net interest margin of 28 basis points. The tax-equivalent net interest margin for the first quarter of 2018 was 4.38%.

For the three months ended June 30, 2018, tax-equivalent interest income increased $6,464, to $12,279 from $5,815 for the three months ended June 30, 2017. A volume variance in interest income of $6,302 attributable to changes in the average balance of earning assets was aided by a $162 favorable rate variance due to an improvement in the yield on earning assets. Specifically, the increase was primarily due to the growth in average earning assets which increased $494,606 to $1,054,939 for the second quarter of 2018 from $560,333 for the same period in 2017. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the three months ended June 30, 2018 to 4.67% as compared to 4.16% for the three months ended June 30, 2017. This improvement was a result of the combined impact of the merger along with the associated effects of applying purchase accounting and reporting a higher concentration of loans as a percentage of earning assets. Average loans increased $458,472 comparing the second quarters of 2018 and 2017 which caused tax-equivalent interest income to increase $5,703. The tax-equivalent yield on the loan portfolio was 4.95% for the three months ended June 30, 2018 compared to 4.35% for the same period last year resulting in an increase of $670 in tax-equivalent interest income. Overall, the tax-equivalent interest income on loans increased $6,373 comparing the second quarters of 2018 and 2017. The yield earned on investments decreased 66 basis points for the second quarter of 2018 to 2.81% from 3.47% for the second quarter of 2017 and resulted in a decrease in tax-equivalent interest income of $531. Average investments increased to $91,845 for the quarter ended June 30, 2018 compared to $73,500 for the same period in 2017 resulting in an increase in tax-equivalent interest income of $539. Overall tax-equivalent interest earned on investments was $644 for the three month period ended June 30, 2018 compared to $636 for the same period in 2017.

Total interest expense increased $1,106 to $1,915 for the three months ended June 30, 2018 from $809 for the three months ended June 30, 2017. An unfavorable volume variance caused interest expenses to increase $785. In addition, an unfavorable rate variance resulted in a $321 increase in fund costs. The average volume of interest bearing liabilities increased to $867,110 for the three months ended June 30, 2018, from $469,017 for the three months ended June 30, 2017. Average interest-bearing deposits increased $418,953 to $853,986 for the second quarter of 2018 from $435,033 for the same period last year. The cost of funds increased to 0.89% for the three months ended June 30, 2018 as compared to 0.69% for the same period in 2017.

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

	Six months ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$902,798	$23,467	5.24%	$431,345	$9,274	4.34%
Tax exempt	36,761	594	3.26%	16,340	326	4.02%
Investments
Taxable	77,007	1,065	2.79%	68,499	1,133	3.34%
Tax exempt	15,307	206	2.71%	5,747	141	4.95%
Interest bearing deposits	25,347	180	1.43%	10,398	47	0.91%
Federal funds sold	2,592	20	1.56%	2,497	10	0.81%

Total earning assets	1,059,812	25,532	4.86%	534,826	10,931	4.12%
Less: allowance for loan losses	6,483			4,112
Other assets	105,483			53,317

Total assets	$1,158,812			$584,031

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$121,988	$527	0.87%	$85,004	$310	0.74%
NOW accounts	262,185	738	0.57%	128,386	199	0.31%
Savings accounts	165,467	66	0.08%	80,771	63	0.16%
Time deposits	315,285	1,946	1.24%	124,615	628	1.02%
Short term borrowings	3,628	30	1.67%	16,616	85	1.03%
Long-term debt	13,164	368	5.64%	11,134	153	2.77%

Total interest-bearing liabilities	881,717	3,675	0.84%	446,526	1,438	0.65%
Non-interest-bearing demand deposits	158,024			75,326
Other liabilities	10,287			6,116
Stockholders’ equity	108,784			56,063

Total liabilities and stockholders’ equity	$1,158,812			$584,031

Net interest income/spread		$21,857	4.02%		$9,493	3.47%

Net interest margin			4.16%			3.58%
Tax-equivalent adjustments:
Loans		$125			$111
Investments		43			48

Total adjustments		$168			$159

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2018.

For the six months ended June 30, the provision for loan losses totaled $390 in 2018 and $1,124 in 2017. We took no provision in the second quarter of 2018 compared to $519 for the same period last year. The decrease in the provision in 2018 was a direct result of the reduction in loans outstanding.

Noninterest Income:

For the six months ended June 30, noninterest income totaled $4,486 in 2018, an increase of $2,905 from $1,581 for the same period in 2017. Most categories of noninterest income improved as a result of the merger with the exception of the retail wealth management component of our wealth management division and net gains on sale of investment securities. Service charges, fees and commissions and trust income improved $2,250 and $384, respectively, comparing the first six months of 2018 and 2017. Mortgage banking income in 2018 improved to $359 compared to $229 in 2017. Income from bank owned life insurance increased to $390 in the first six months of 2018 compared to $147 for the comparable period in 2017.

For the three months ended June 30, noninterest income totaled $2,533 in 2018, an increase of $1,731 from $802 in 2017. As a result of the merger with CBT, all categories increased except net gains on sale of investment securities, which decreased $24. The primary increase occurred in services charges, fees and commissions which increased $1,359 from $292 to $1,651. In addition to the inclusion of CBT service charges in 2018, we recognized a $493 loan referral fee in the second quarter. Commissions and fees on fiduciary activities increased $204 to $235, while bank owned life insurance investment income $125 to $199 when comparing the three months ended June 30 of 2018 versus the same period in 2017.

Noninterest Expenses:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, lease expense and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, FDIC assessments, other taxes and supplies. Several of these costs and expenses are variable, while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

Noninterest expense increased $8,740 or 85.7%, to $18,944 for the six months ended June 30, 2018, from $10,204 for the same period last year. Salaries and employee benefit expense and other operating expense comprised the majority of the increase, which was a result of the merger with CBT and related costs.

For the three months ended June 30, 2018, noninterest expense increased $4,367 or 86.6%, to $9,408 from $5,041 for the same period last year. Salaries and employee benefit expense was $5,221 for the three month period ended June 30, 2018, which was an increase of $2,464, or 89.4%, over the same period in 2017. For the second quarter, other expenses increased to $2,953 in 2018 versus $1,441 in 2017.

Income Taxes:

The Company benefitted from the Tax Cuts and Jobs Act legislation enacted in the fourth quarter of 2017 which reduced the corporate federal tax rate from a maximum of 35% to a flat rate of 21% effective January 1, 2018. Our effective tax rate was 18.2% for the first six months of 2018 and 18.1% for the second quarter of 2018.

Riverview Financial Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2018, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2018