Form 10-Q
period 2018-09-30
Riverview Financial Corp
filed 2018-11-08
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2018

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from

001-38627

(Commission File Number)

RIVERVIEW FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3917371
(State of incorporation)	(IRS Employer Identification Number)

3901 North Front Street, Harrisburg, PA	17110
(Address of principal executive offices)	(Zip code)

(717) 957-2196

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,112,408 at October 31, 2018.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2018

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$13,310	$9,413
Interest-bearing deposits in other banks	43,505	16,373
Investment securities available-for-sale	97,102	93,201
Loans held for sale	598	254
Loans, net	915,529	955,971
Less: allowance for loan losses	6,472	6,306

Net loans	909,057	949,665
Premises and equipment, net	18,427	18,631
Accrued interest receivable	3,066	3,237
Goodwill	24,754	24,754
Intangible assets	3,721	4,376
Other assets	43,193	43,703

Total assets	$1,156,733	$1,163,607

Liabilities:
Deposits:
Noninterest-bearing	$162,385	$155,895
Interest-bearing	858,379	870,585

Total deposits	1,020,764	1,026,480
Short-term borrowings		6,000
Long-term debt	13,019	13,233
Accrued interest payable	503	468
Other liabilities	10,416	11,170

Total liabilities	1,044,702	1,057,351

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; September 30, 2018, issued and outstanding 9,110,676 shares; December 31, 2017, issued and outstanding 9,069,363 shares	100,999	100,476
Capital surplus	356	423
Retained earnings	13,503	6,936
Accumulated other comprehensive loss	(2,827)	(1,579)

Total stockholders’ equity	112,031	106,256

Total liabilities and stockholders’ equity	$1,156,733	$1,163,607

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2018	2017	2018	2017
Interest income:
Interest and fees on loans:
Taxable	$11,957	$5,717	$35,424	$14,991
Tax-exempt	230	146	699	361
Interest and dividends on investment securities available-for-sale:
Taxable	551	477	1,616	1,607
Tax-exempt	80	47	243	140
Dividends				3
Interest on interest-bearing deposits in other banks	181	31	361	78
Interest on federal funds sold		2	20	12

Total interest income	12,999	6,420	38,363	17,192

Interest expense:
Interest on deposits	1,885	821	5,162	2,021
Interest on short-term borrowings		112	30	197
Interest on long-term debt	194	75	562	228

Total interest expense	2,079	1,008	5,754	2,446

Net interest income	10,920	5,412	32,609	14,746
Provision for loan losses	225	610	615	1,734

Net interest income after provision for loan losses	10,695	4,802	31,994	13,012

Noninterest income:
Service charges, fees and commissions	1,267	270	4,146	899
Commission and fees on fiduciary activities	226	31	671	92
Wealth management income	199	179	572	631
Mortgage banking income	168	205	527	434
Bank owned life insurance investment income	194	107	584	254
Net gain on sale of investment securities available-for-sale		43	40	106

Total noninterest income	2,054	835	6,540	2,416

Noninterest expense:
Salaries and employee benefits expense	5,032	2,928	15,575	8,521
Net occupancy and equipment expense	1,008	615	3,142	1,895
Amortization of intangible assets	215	71	656	306
Net cost (benefit) of operation of other real estate owned	29	(13)	30	161
Other expenses	3,057	1,566	8,882	4,488

Total noninterest expense	9,341	5,167	28,285	15,371

Income before income taxes	3,408	470	10,249	57
Income tax expense	620	69	1,863	44

Net income	2,788	401	8,386	13

Other comprehensive income:
Unrealized gain (loss) on investment securities available-for-sale	(576)	(50)	(1,539)	1,708
Reclassification adjustment for net gain on sale of investment securities available-for-sale included in net income		(43)	(40)	(106)

Other comprehensive income (loss)	(576)	(93)	(1,579)	1,602
Income tax expense (benefit) related to other comprehensive income	(121)	(32)	(331)	544

Other comprehensive income (loss), net of income taxes	(455)	(61)	(1,248)	1,058

Comprehensive income	$2,333	$340	$7,138	$1,071

Per share data:
Net income:
Basic	$0.30	$0.08	$0.92	$0.03
Diluted	$0.30	$0.08	$0.92	$0.03
Average common shares outstanding:
Basic	9,100,616	4,880,676	9,089,636	4,002,165
Diluted	9,156,931	4,945,456	9,143,041	4,060,813
Dividends declared	$0.10	$0.14	$0.20	$0.41

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2018	$		$100,476	$423	$6,936	$(1,579)	$106,256
Net income					8,386		8,386
Other comprehensive loss, net of income taxes						(1,248)	(1,248)
Compensation cost of option grants				9			9
Issuance under ESPP, 401k and Dividend Reinvestment plans: 36,552 shares			406				406
Exercise of stock options: 4,761 shares			117	(76)			41
Dividends declared, $0.20 per share					(1,819)		(1,819)

Balance, September 30, 2018	$		$100,999	$356	$13,503	$(2,827)	$112,031

Balance, January 1, 2017	$		$29,052	$220	$14,845	$(2,197)	$41,920
Net income					13		13
Other comprehensive income, net of income taxes						1,058	1,058
Compensation cost of option grants				23			23
Issuance of 269,885 common shares			2,658				2,658
Issuance of 1,348,809 preferred shares		$13,283					13,283
Preferred shares converted into common shares		(13,283)	13,283
Issuance under ESPP, 401k and Dividend Reinvestment plans: 29,840 shares			373				373
Exercise of stock options: 5,750 shares			61				61
Dividends declared: $0.41 per share					(2,010)		(2,010)

Balance, September 30, 2017	$		$45,427	$243	$12,848	$(1,139)	$57,379

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2018	2017
Cash flows from operating activities:
Net income	$8,386	$13
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	921	586
Provision for loan losses	615	1,734
Stock based compensation	9	23
Net amortization of investment securities available-for-sale	606	315
Net cost of operation of other real estate owned	30	161
Net loss on sale of investment securities available-for-sale	(40)	(106)
Accretion of purchase adjustment on loans	(3,754)	(127)
Amortization of intangible assets	656	306
Deferred income taxes	1,668	(47)
Proceeds from sale of loans originated for sale	20,278	20,733
Net gain on sale of loans originated for sale	(527)	(434)
Loans originated for sale	(20,095)	(20,166)
Bank owned life insurance investment income	(584)	(254)
Net change in:
Accrued interest receivable	171	(269)
Other assets	165	(1,255)
Accrued interest payable	35	21
Other liabilities	(754)	(638)

Net cash provided by operating activities	7,786	596

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(20,135)
Proceeds from repayments	9,264	1,805
Proceeds from sales	4,825	15,827
Proceeds from the sale of other real estate owned	195	613
Net decrease (increase) in restricted equity securities	44	(341)
Net decrease (increase) in loans	43,090	(151,072)
Business disposition, net of cash		329
Purchases of premises and equipment	(717)	(548)
Purchase of bank owned life insurance	(21)	(5,017)

Net cash provided by (used in) investing activities	36,545	(138,404)

Cash flows from financing activities:
Net increase (decrease) in deposits	(5,716)	122,390
Net increase (decrease) in short-term borrowings	(6,000)	5,750
Repayment of long-term debt	(214)	(5,251)
Proceeds from long-term debt		600
Issuance under ESPP, 401k and DRP plans	406	373
Issuance of common stock		15,941
Proceeds from exercise of stock options	41	61
Cash dividends paid	(1,819)	(2,010)

Net cash provided by (used in) financing activities	(13,302)	137,854

Net increase in cash and cash equivalents	31,029	46
Cash and cash equivalents—beginning	25,786	19,120

Cash and cash equivalents—ending	$56,815	$19,166

Supplemental disclosures:
Cash paid during the period for:
Interest	$5,719	$2,425

Income taxes	$300

Noncash items from investing activities:
Other real estate acquired in settlement of loans	$657	$293

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended as of September 30, 2018, are not necessarily indicative of the results of operations and financial position that may be expected in the future. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K, filed on March 23, 2018.

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

In June 2016, the FASB ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. During the third quarter of 2018, we selected a vendor based solution and are currently collecting and reviewing loan data for use in this model. The Company is currently assessing the impact that this new guidance will have on its consolidated financial statements.

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

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments in this Update corrects inconsistencies in the guidance and clarifies how to apply certain provisions of the leases standard. The amendments target 16 issues including: residual value guarantees; rate implicit in the lease; lessee reassessment of lease classification; lessor reassessment of lease term and purchase option; variable lease payments that depend on an index or a rate; investment tax credits; lease term and purchase option; transition guidance for amounts previously recognized in business combinations; recognition of certain transition adjustments in earnings rather than equity; transition guidance for leases previously classified as capital leases under Topic 840; transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840; transition guidance for sale and leaseback transactions; impairment of net investment in the lease; unguaranteed residual asset; effect of initial direct costs on rate implicit in the lease; and failed sale and leaseback transaction. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”. This amendment provides an optional transition method for adopting the new leases guidance in Topic 842 that will eliminate comparative period reporting under the new guidance in the year of adoption. This option addresses preparer feedback about the related costs of presenting comparative periods under Topic 842. Under the optional transition method, only the most recent period presented will reflect the adoption of Topic 842 with a cumulative-effect adjustment to the opening balance of retained earnings, and the comparative prior periods will be reported under the previous guidance in Topic 840. In addition, the ASU offers lessors a practical expedient that mirrors the practical expedient already provided to lessees in ASU 2016-02, “Leases (Topic 842).” The new practical expedient will allow lessors to elect, by class of underlying asset, to not separate nonlease components from the associated lease component when specified conditions are met. Examples of nonlease components include equipment maintenance services, common area maintenance services in real estate, or other goods or services provided to the lessee apart from the right to use the underlying asset. The practical expedient must be applied consistently for all lease contracts. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update improve the effectiveness of fair value measurement disclosures by modifying the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The ASU is effective for all entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)—Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. Subtopic 715-20 addresses the disclosure of other accounting and reporting requirements related to single-employer defined benefit pension or other postretirement benefit plans. The amendments in this Update remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the Board’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments in this Update apply to all employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for all entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Net unrealized loss on investment securities available-for-sale	$(2,710)	$(1,131)
Related income taxes	(569)	(238)

Net of income taxes	(2,141)	(893)

Benefit plan adjustments	(869)	(869)
Related income taxes	(183)	(183)

Net of income taxes	(686)	(686)

Accumulated other comprehensive income (loss)	$(2,827)	$(1,579)

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2018 and 2017 is as follows:

Three months ended September 30,	2018	2017
Unrealized gain (loss) on investment securities available-for-sale	$(576)	$(50)
Net (gain) loss on the sale of investment securities available-for-sale (1)		(43)

Other comprehensive income (loss) before taxes	(576)	(93)
Income tax expense (benefit)	(121)	(32)

Other comprehensive income (loss)	$(455)	$(61)

Nine months ended September 30,	2018	2017
Unrealized gain (loss) on investment securities available-for-sale	$(1,539)	$1,708
Net (gain) loss on the sale of investment securities available-for-sale (1)	(40)	(106)

Other comprehensive income (loss) before taxes	(1,579)	1,602
Income tax expense (benefit)	(331)	544

Other comprehensive income (loss)	$(1,248)	$1,058

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

3. Earnings per share:

Basic earnings per share is computed by dividing net income (loss) allocated to common stockholders divided by the weighted-average number of common shares outstanding during the period. Net income (loss) allocated to common stockholders is net income (loss) adjusted for preferred stock dividends including dividends declared, less income (loss) allocated to participating securities. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

Three months ended September 30,	2018	2017
Numerator:
Net income	$2,788	$401
Dividends on preferred stock

Net income available to common stockholders	$2,788	$401
Undistributed loss allocated to preferred stockholders

Income allocated to common stockholders	$2,788	$401

Denominator:
Basic	9,100,616	4,880,676
Dilutive options	56,315	64,780

Diluted	9,156,931	4,945,456

Earnings per share:
Basic	$0.30	$0.08
Diluted	$0.30	$0.08

Nine months ended September 30,	2018	2017
Numerator:
Net income	$8,386	$13
Dividends on preferred stock		(371)

Net income (loss) available to common stockholders	$8,386	$(358)
Undistributed loss allocated to preferred stockholders		475

Income allocated to common stockholders	$8,386	$117

Denominator:
Basic	9,089,636	4,002,165
Dilutive options	53,405	58,648

Diluted	9,143,041	4,060,813

Earnings per share:
Basic	$0.92	$0.03
Diluted	$0.92	$0.03

For the three and nine months ended September 30, 2018, there were no outstanding stock options that were excluded from the dilutive earnings per share calculation. There were 25,300 outstanding stock options for the three and nine months ended September 30, 2017 that were excluded from the diluted earnings per share calculation because of their antidilutive effect.

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

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at September 30, 2018 and December 31, 2017 are summarized as follows:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$34,769	$139	$1,384	$33,524
Tax-exempt	13,583	4	286	13,301
Mortgage-backed securities:
U.S. Government agencies	25,302	95	186	25,211
U.S. Government-sponsored enterprises	16,639	15	496	16,158
Corporate debt obligations	9,519		611	8,908

Total	$99,812	$253	$2,963	$97,102

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$35,352	$334	$684	$35,002
Tax-exempt	16,325	47	64	16,308
Mortgage-backed securities:
U.S. Government agencies	22,908	3	94	22,817
U.S. Government-sponsored enterprises	10,218	19	148	10,089
Corporate debt obligations	9,529		544	8,985

Total	$94,332	$403	$1,534	$93,201

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2018, is summarized as follows:

September 30, 2018	Fair Value
Within one year	$3,470
After one but within five years	4,779
After five but within ten years	13,207
After ten years	34,277

55,733
Mortgage-backed securities	41,369

Total	$97,102

Securities with a carrying value of $64,719 and $93,201 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2018 and December 31, 2017, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$5,334	$113	$20,682	$1,271	$26,016	$1,384
Tax-exempt	9,932	181	2,795	105	12,727	286
Mortgage-backed securities:
U.S. Government agencies	7,679	134	944	52	8,623	186
U.S. Government-sponsored enterprises	8,283	101	6,527	395	14,810	496
Corporate debt obligation			8,908	611	8,908	611

Total	$31,228	$529	$39,856	$2,434	$71,084	$2,963

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$4,757	$30	$20,185	$654	$24,942	$684
Tax-exempt	10,506	64			10,506	64
Mortgage-backed securities:
U.S. Government agencies	16,746	87	193	7	16,939	94
U.S. Government-sponsored enterprises	4,294	23	4,174	125	8,468	148
Corporate debt obligation	3,800	200	5,185	344	8,985	544

Total	$40,103	$404	$29,737	$1,130	$69,840	$1,534

The Company had 89 investment securities, consisting of 42 taxable state and municipal obligations, 25 tax-exempt municipal obligations, 18 mortgage-backed securities, and four corporate debt obligations that were in unrealized loss positions at September 30, 2018. Of these securities, 14 taxable state and municipal obligation, five tax-exempt municipals, 11 mortgage-backed securities and four corporate debt obligations were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2018. There was no OTTI recognized for the three months ended September 30, 2018 and 2017.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2018 and December 31, 2017 are summarized as follows. Net deferred loan costs were $1,019 and $863 at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Commercial	$128,265	$140,116
Real estate:
Construction	36,478	34,405
Commercial	510,840	526,230
Residential	227,132	240,626
Consumer	12,814	14,594

Total	$915,529	$955,971

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

		Real Estate
September 30, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, July 1, 2018	$1,026	$249	$3,606	$1,295	$36	$189	$6,401
Charge-offs	(23)			(33)	(133)		(189)
Recoveries	2		1	8	24		35
Provisions	411	61	(212)	26	120	(181)	225

Ending balance	$1,416	$310	$3,395	$1,296	$47	$8	$6,472

		Real Estate
September 30, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2018	$1,206	$379	$2,963	$1,340	$37	$381	$6,306
Charge-offs	(193)			(93)	(295)		(581)
Recoveries	10		5	29	88		132
Provisions	393	(69)	427	20	217	(373)	615

Ending balance	$1,416	$310	$3,395	$1,296	$47	$8	$6,472

		Real Estate
September 30, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, July 1, 2017	$757	$192	$2,965	$828	$49	$43	$4,834
Charge-offs	(24)			(18)			(42)
Recoveries	1				1		2
Provisions	421	(3)	(56)	127	(4)	125	610

Ending balance	$1,155	$189	$2,909	$937	$46	$168	$5,404

		Real Estate
September 30, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2017	$629	$160	$2,110	$789	$44		$3,732
Charge-offs	(34)			(34)	(7)		(75)
Recoveries	1		3	7	2		13
Provisions	559	29	796	175	7	$168	1,732

Ending balance	$1,155	$189	$2,909	$937	$46	$168	$5,404

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2018 and December 31, 2017 is summarized as follows:

			Real Estate
September 30, 2018	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,416		$310		$3,395		$1,296		$47		$8		$6,472

Ending balance:
individually evaluated for impairment		398				139		34						571

Ending balance:
collectively evaluated for impairment		1,018		310		3,256		1,262		47		8		5,901

Ending balance:
purchased credit impaired loans	$		$		$		$		$				$

Loans receivable:
Ending balance		$128,265		$36,478		$510,840		$227,132		$12,814				$915,529

Ending balance:
individually evaluated for impairment		1,280				3,413		2,256						6,949

Ending balance:
collectively evaluated for impairment		126,697		36,478		503,555		224,085		12,814				903,629

Ending balance:
purchased credit impaired loans		$288	$			$3,872		$791	$					$4,951

			Real Estate
December 31, 2017	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,206		$379		$2,963		$1,340		$37		$381		$6,306

Ending balance:
individually evaluated for impairment		56				76		92						224

Ending balance:
collectively evaluated for impairment		1,150		379		2,887		1,248		37		381		6,082

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$140,116		$34,405		$526,230		$240,626		$14,594	$			$955,971

Ending balance:
individually evaluated for impairment		777				2,988		2,482						6,247

Ending balance:
collectively evaluated for impairment		138,824		34,405		516,300		237,089		14,594				941,212

Ending balance:
purchased credit impaired loans		$515	$			$6,942		$1,055	$		$			$8,512

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

•

Loss—A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2018 and December 31, 2017:

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$111,392	$9,423	$7,450		$128,265
Real estate:
Construction	35,770	1	707		36,478
Commercial	489,199	8,805	12,836		510,840
Residential	221,778	2,524	2,830		227,132
Consumer	12,814				12,814

Total	$870,953	$20,753	$23,823		$915,529

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$126,506	$9,372	$4,238		$140,116
Real estate:
Construction	32,840	1,442	123		34,405
Commercial	497,852	15,305	13,073		526,230
Residential	234,808	2,214	3,604		240,626
Consumer	14,474	120			14,594

Total	$906,480	$28,453	$21,038		$955,971

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2018 and December 31, 2017. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$187	$113		$300	$126,505	$1,172	$127,977
Real estate:
Construction	373			373	36,105		36,478
Commercial	379	520	$99	998	505,260	710	506,968
Residential	1,618	367	106	2,091	223,352	898	226,341
Consumer	107	48	20	175	12,639		12,814

Total	$2,664	$1,048	$225	$3,937	$903,861	$2,780	$910,578

Purchased credit impaired loans							4,951

Total Loans							$915,529

	Accrual Loans
December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1,829	$85		$1,914	$137,612	$75	$139,601
Real estate:
Construction	8			8	34,397		34,405
Commercial	2,213	152	$150	2,515	516,410	363	519,288
Residential	2,110	551	533	3,194	235,070	1,307	239,571
Consumer	149	60	9	218	14,376		14,594

Total	$6,309	$848	$692	$7,849	$937,865	$1,745	$947,459

Purchased credit impaired loans							8,512

Total Loans							$955,971

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2018 and 2017, and as of and for the year ended, December 31, 2017 by major loan classification:

					This Quarter		Year-to-Date
September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$288	$288	$		$327	$27	$562	$399
Real estate:
Construction
Commercial	6,181	6,181			6,580	795	7,081	2,165
Residential	2,865	2,883			2,941	64	3,011	201
Consumer

Total	9,334	9,352			9,848	886	10,654	2,765

With an allowance recorded:
Commercial	1,280	1,280		398	1,056	2	1,072	5
Real estate:
Construction
Commercial	1,104	1,104		139	818	4	723	11
Residential	182	320		34	184		184	3
Consumer

Total	2,566	2,704		571	2,058	6	1,979	19

Commercial	1,568	1,568		398	1,383	29	1,634	404
Real estate:
Construction
Commercial	7,285	7,285		139	7,398	799	7,804	2,176
Residential	3,047	3,203		34	3,125	64	3,195	204
Consumer

Total	$11,900	$12,056		$571	$11,906	$892	$12,633	$2,784

					For the Year Ended
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,107	$1,107	$		$1,210	$77
Real estate:
Construction
Commercial	9,399	9,399			10,164	340
Residential	3,197	3,215			2,896	149
Consumer

Total	13,703	13,721			14,270	566

With an allowance recorded:
Commercial	185	185		56	186	1
Real estate:
Construction
Commercial	531	531		76	532	23
Residential	340	478		92	339	12
Consumer

Total	1,056	1,194		224	1,057	36

Commercial	1,292	1,292		56	1,396	78
Real estate:
Construction
Commercial	9,930	9,930		76	10,696	363
Residential	3,537	3,693		92	3,235	161
Consumer

Total	$14,759	$14,915		$224	$15,327	$602

				This Quarter		Year-to-Date
September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$724	$724		$798	$8	$803	$23
Real estate:
Construction
Commercial	2,753	2,753		2,760	32	2,992	90
Residential	2,274	2,292		2,304	28	2,408	87
Consumer

Total	5,751	5,769		5,862	68	6,203	200

With an allowance recorded:
Commercial	75	75	$25	78		76	1
Real estate:
Construction
Commercial	918	918	194	820	8	798	20
Residential	188	326	54	189	2	126	6
Consumer

Total	1,181	1,319	273	1,087	10	1,000	27

Commercial	799	799	25	876	8	879	24
Real estate:
Construction
Commercial	3,671	3,671	194	3,580	40	3,790	110
Residential	2,462	2,618	54	2,493	30	2,534	93
Consumer

Total	$6,932	$7,088	$273	$6,949	$78	$7,203	$227

For the three and nine months ended September 30, interest income related to impaired loans, would have increased by $23 and $79 in 2018 and $23 and $77 in 2017 had the loans been current and the terms of the loans not been modified.

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

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $4,766 at September 30, 2018, $5,606 at December 31, 2017 and $5,793 at September 30, 2017.

There were no loans modified as troubled debt restructuring for the three and nine months ended September 30, 2018. There were no loans modified as troubled debt restructuring for the three months ended September 30, 2017 and two residential real estate loans modified as troubled debt restructuring for the nine months ended September 30, 2017 in the amount of $138.

During the three months ended September 30, 2018, there were no defaults on loans restructured and six defaults on loans restructured totaling $1,474 during the nine months ended September 30, 2018. During the three months ended September 30, 2017, there was one default on loans restructured within the last twelve months. During the nine months ended September 30, 2017, there were five defaults on loan restructured within the last twelve months totaling $1,374.

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

As a result of the merger with CBT, effective October 1, 2017, the Bank identified 37 PCI loans. As part of the merger with Citizens, effective December 31, 2015, the Bank identified 10 PCI loans. As a result of the consolidation with Union effective November 1, 2013, the Bank identified 14 PCI loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Bank to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Bank then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan. The Bank’s evaluation of the amount of future cash flows that it expects to collect is based on a cash flow methodology that involves assumptions and judgments as to credit risk, collateral values, discount rates, payment speeds, and prepayment risk. Charge-offs of the principal amount on purchased impaired loans are first applied to the non-accretable discount.

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

The unpaid principal balances and the related carrying amount of acquired loans as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Credit impaired purchased loans evaluated individually for incurred credit losses:
Outstanding balance	$9,853	$16,803
Carrying Amount	4,951	8,512
Other purchased loans evaluated collectively for incurred credit losses:
Outstanding balance	339,136	421,620
Carrying Amount	337,280	418,146
Total Purchased Loans:
Outstanding balance	348,989	438,423
Carrying Amount	$342,231	$426,658

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance – beginning of period	$1,439	$323	$2,129	$370
Accretion recognized during the period	(819)	(21)	(2,673)	(44)
Net reclassification from non-accretable to accretable	208	11	1,372	(13)

Balance – end of period	$828	$313	$828	$313

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

Unused commitments at September 30, 2018, totaled $137,801 consisting of $71,813 in commitments to extend credit, $60,276 in unused portions of lines of credit and $5,712 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2017, totaled $129,734, consisting of $52,706 in commitments to extend credit, $72,157 in unused portions of lines of credit and $4,871 in standby letters of credit.

6. Other assets:

The components of other assets at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
Other real estate owned	$668	$236
Bank owned life insurance	29,670	29,065
Restricted equity securities	1,262	1,306
Deferred tax assets	6,612	7,949
Other assets	4,981	5,147

Total	$43,193	$43,703

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”), the Company is required to purchase and hold stock in these entities to satisfy membership and borrowing requirements. These restricted equity securities can only be redeemed or sold at their par value and only to the respective issuing institution or to another member institution. The Company records these non-marketable equity securities as a component of other assets and periodically evaluates these securities for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
September 30, 2018	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$33,524		$33,524
Tax-exempt	13,301		13,301
Mortgage-backed securities:
U.S. Government agencies	25,211		25,211
U.S. Government-sponsored enterprises	16,158		16,158
Corporate debt obligations	8,908		8,908

Total	$97,102		$97,102

	Fair Value Measurement Using
December 31, 2017	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$35,002		$35,002
Tax-exempt	16,308		16,308
Mortgage-backed securities:
U.S. Government agencies	22,817		22,817
U.S. Government-sponsored enterprises	10,089		10,089
Corporate debt obligations	8,985		8,985

Total	$93,201		$93,201

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
September 30, 2018	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$668			$668
Impaired loans, net of related allowance	1,995			1,995

Total	$2,663			$2,663

	Fair Value Measurement Using
December 31, 2017	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$236			$236
Impaired loans, net of related allowance	832			832

Total	$1,068			$1,068

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at September 30, 2018 and December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$668	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (7.7)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$1,995	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	0.0% to 25.0% (9.5)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$236	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (39.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$832	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%

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

The carrying and fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
September 30, 2018	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$56,815	$56,815	$56,815
Investment securities	97,102	97,102		$97,102
Loans held for sale	598	598		598
Net loans (1)	909,057	898,735			$898,735
Accrued interest receivable	3,066	3,066		776	2,290
Restricted equity securities	1,262	1,262	1,262
Financial liabilities:
Deposits	$1,020,764	$1,014,260		$1,014,260
Long-term debt	13,019	14,168		14,168
Accrued interest payable	503	503		503

		Fair Value Hierarchy
December 31, 2017	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$25,786	$25,786	$25,786
Investment securities available-for-sale	93,201	93,201		$93,201
Loans held for sale	254	254		254
Net loans (1)	949,665	954,876			$954,876
Accrued interest receivable	3,237	3,237		640	2,597
Restricted equity securities	1,306	1,306	1,306
Financial liabilities:
Deposits	$1,026,480	$1,022,068		$1,022,068
Short-term borrowings	6,000	6,000		6,000
Long-term debt	13,233	14,634		14,634
Accrued interest payable	468	468		468

(1)

The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU No. 2016-01 where the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans at December 31, 2017 was measured using an entry price notion.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
September 30, 2018	2018	2017	2018	2017
Noninterest Income:
In-scope of Topic 606:
Service charges, fees and commissions	$1,267	$270	$4,146	$899
Trust and asset management	425	210	1,243	723

Noninterest income (in-scope of Topic 606)	1,692	480	5,389	1,622
Noninterest income (out-of-scope of Topic 606)	362	355	1,151	794

Total noninterest income	$2,054	$835	$6,540	$2,416

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration, resulting in a contract receivable, or before payment is due, resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

Operating Environment:

Growth declined in the third quarter of 2018 from 4.2% recorded in the second quarter 2018, but the economy still posted its best back-to-back quarters in four years as a result of strong consumer and government spending. The gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 3.5% in the third quarter of 2018. The consumer price index for the last 12 months rose 2.2% ending September 30, 2018. Excluding the food and energy components, core consumer price index increased 2.0% over the latest twelve months which was above the Federal Open

Market Committee (“FOMC”) inflation benchmark of 2.0%. Based on recent trends of higher inflation, the FOMC increased the federal funds target rate on September 29, 2018 for the eighth time since December 2015 to 2.25%. The FOMC is expected to continue their gradual pace of interest rate increases aimed at keeping the economy from overheating without moving so fast as to curtail the economic expansion. Accordingly, these interest rate increases may have an adverse impact on our loan growth, asset quality and fund costs.

Review of Financial Position:

Total assets decreased $6,874, to $1,156,733 at September 30, 2018, from $1,163,607 at December 31, 2017. Loans, net decreased to $915,529 at September 30, 2018, compared to $955,971 at December 31, 2017, a decrease of $40,442. All major categories of loans declined in 2018. Business lending, including commercial and commercial real estate loans decreased $25,168 while retail lending, including residential mortgages and consumer loans decreased $15,274 during the nine months ended September 30, 2018. Investment securities increased $3,901, or 4.2%, in the nine months ended September 30, 2018. Noninterest-bearing deposits increased $6,490, while interest-bearing deposits decreased $12,206 in the nine months ended September 30, 2018. Total stockholders’ equity increased 5,775, or 5.4%, to $112,031 at September 30, 2018 from $106,256 at year-end 2017. For the nine months ended September 30, 2018, total assets averaged $1,155,750, an increase of $544,273 from $611,477 for the same period in 2017. The growth in average assets was primarily a result of the inclusion of the assets for both Riverview and CBT for the nine months ended September 30, 2018, compared to Riverview on a standalone basis for the same period last year. For the third quarter of 2018, total assets and deposits increased $4,929 and $3,042, respectively, while loans, net decreased $24,358.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $97,102 at September 30, 2018, an increase of $3,901, or 4.2%, from $93,201 at December 31, 2017. The reduction was a result of payments, prepayments, and sales on investments partially offset by $20,135 securities acquired in the nine months ended September 30, 2018.

For the nine months ended September 30, 2018, the investment portfolio averaged $92,162, an increase of $20,911 compared to $71,251 for the same period last year. The increase was primarily attributable to assets acquired from the merger. The tax-equivalent yield on the investment portfolio decreased to 2.79% for the nine months ended September 30, 2018, from 3.42% for the comparable period of 2017. The tax-equivalent yield on the investment portfolio for the third quarter of 2018 increased one basis point to 2.82% from 2.81% for the second quarter of 2018.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding loss, included as a separate component of stockholders’ equity of $2,141, net of deferred income taxes of $569 at September 30, 2018, and $893, net of deferred income taxes of $238 at December 31, 2017. The increase in the net unrealized holding loss was a result of increases in general market rates.

Loan Portfolio:

Loans, net, decreased to $915,529 at September 30, 2018 from $955,971 at December 31, 2017, a decrease of $40,442, or 4.2%. We experienced declines in all major sectors of loans during the first nine months of 2018. Business loans, including commercial, construction and commercial real estate loans, decreased $25,168, or 3.6%, to $675,583 at September 30, 2018 from $700,751 at December 31, 2017. Retail loans, including residential real estate and consumer loans, decreased $15,274, or 6.0%, to $239,946 at September 30, 2018 from $255,220 at year-end 2017. Comparatively, loans, net, grew $150,844, or 36.9%, in the first nine months of 2017. Loan originations in the first nine months of 2018 represented a more moderate pace as compared to the same period of 2017. The reduction in loan growth was a result of management’s decision to focus on improving margins on loan originations through employing prudent pricing practices and maintaining strong underwriting standards. For the third quarter of 2018, loans, net decreased $24,358, or 2.6%. Business loans declined $20,726, while retail loans decreased $3,632 during the third quarter of 2018.

For the nine months ended September 30, 2018, loans, net averaged $935,304, an increase of $457,271 compared to $478,033 for the same period of 2017. The tax-equivalent yield on the loan portfolio was 5.19% for the nine months ended September 30, 2018, an 84 basis point increase from the comparable period last year. Loan accretion included in loan interest income in the first nine months of 2018 related to acquired loans was $3,753. The tax-equivalent yield excluding the loan accretion would have been 4.65% in the first nine months of 2018. The tax-equivalent yield on the loan portfolio increased 29 basis points during the third quarter of 2018 to 5.24% from 4.95% in the second quarter of 2018. The primary causes of the increase in the tax-equivalent yield was the recognition of a higher amount of loan accretion of $1,140 in the third quarter of 2018 compared to $740 in the second quarter of 2018 along with the impact of an increase in the prime rate of interest on variable rate loans.

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

Off-balance sheet commitments at September 30, 2018, totaled $137,801, consisting of $71,813 in commitments to extend credit, $60,276 in unused portions of lines of credit and $5,712 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, off-balance sheet commitments, at December 31, 2017, totaled $129,734, consisting of $52,706 in commitments to extend credit, $72,157 in unused portions of lines of credit and $4,871 in standby letters of credit.

Asset Quality:

National, Pennsylvania and market area unemployment rates at September 30, 2018 and 2017 are summarized as follows:

	2018	2017
United States	3.7%	4.2%
Pennsylvania	4.4%	4.8%
Berks County	4.3%	4.2%
Blair County	4.3%	4.2%
Centre County	3.3%	3.3%
Clearfield County	4.7%	4.7%
Dauphin County	4.1%	4.1%
Huntingdon County	4.7%	4.6%
Lebanon County	4.0%	3.7%
Lycoming County	4.7%	4.9%
Northumberland County	4.9%	4.7%
Perry County	3.8%	3.7%
Schuylkill County	5.5%	5.1%
Somerset County	4.8%	4.6%

Employment conditions in 2018 improved for the United States and Commonwealth of Pennsylvania, Conversely, all of the Counties in which we have branch locations weakened slightly with the exception of Lycoming County. The average unemployment rate for all of our Counties weakened to 4.4% in 2018 from 4.3% in 2017. The lowest unemployment rate in 2018 for all the Counties we serve was 3.3% which was in Centre County with the highest recorded rate being 5.5% in Schuylkill County. An increase in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.

Our asset quality weakened slightly in the nine months ended September 30, 2018. Nonperforming assets increased $185, or 2.3% to $8,336 at September 30, 2018, from $8,151 at December 31, 2017. We experienced increases in nonaccrual loans and other real estate owned which were partially offset by decreases in accruing loans past due 90 days or more and accruing restructured loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.91% at September 30, 2018 compared to 0.85% at December 31, 2017.

Loans on nonaccrual status increased $1,035 to $2,780 at September 30, 2018 from $1,745 at December 31, 2017. The increase in nonaccrual loans was due to increases of $1,097 in commercial loans and $347 in commercial real estate loans partially offset by decreases of $409 in residential real estate loans. Accruing troubled debt restructured loans declined $815, to $4,663 at September 30, 2018 from $5,478 at December 31, 2017. Accruing loans past due 90 days or more decreased $467, while other real estate owned increased $432 during the nine months ended September 30, 2018.

In addition, compared to the end of the third quarter of 2017, nonperforming assets decreased $53 to $8,336, from $8,389 at September 30, 2018. Decreases in accruing troubled debt restructured loans and accruing loans past due 90 days or more were offset by increases in nonaccrual loans and other real estate owned.

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

The allowance for loan losses increased $166 to $6,472 at September 30, 2018, from $6,306 at the end of 2017. The increase in the allowance was a result of the provision for loan losses of $615 for the first nine months of 2018 exceeding net charge-offs for the period. For the nine months ended September 30, net charge-offs were $449 or 0.06% of average loans outstanding in 2018 compared to $62, or 0.02% of average loans outstanding in 2017. Loans charged-off, net of recoveries, for the three months ended September 30, 2018, equaled $154 compared to $40 for the same period last year.

Deposits:

We attract the majority of our deposits from within our twelve-county market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2018, total deposits decreased to $1,020,764 from $1,026,480 at December 31, 2017. Noninterest-bearing transaction accounts increased $6,490 and time deposits increased $10,924, while interest-bearing transaction accounts decreased $23,130 in the nine months ended September 30, 2018. For the quarter ended September 30, 2018, total deposits increased $3,042 as an increase in interest-bearing deposits of $10,889 more than offset a decrease in noninterest-bearing deposits of $7,847.

For the nine months ended September 30, interest-bearing deposits averaged $860,061 in 2018 compared to $440,638 in 2017. The cost of interest-bearing deposits was 0.80% in 2018 compared to 0.61% in 2017. The cost of interest-bearing deposits increased eight basis points comparing the third quarter of 2018 with the second quarter of 2018. Corresponding with recent FOMC actions, interest rates have increased from historic lows that existed for an extended period. All deposit rates have increased and as such, we anticipate further increases in our cost of deposits.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Atlantic Community Bankers Bank (“ACBB”) and the FHLB. At September 30, 2018, we did not have any short-term borrowings outstanding as compared to $6,000 at December 31, 2017, all of which were borrowed under the Bank’s Open Repo Plus line with the FHLB. For the nine months ended September 30, short-term borrowings averaged $2,406 in 2018 and $22,375 in 2017. The average cost of short-term borrowings was 1.67% in the nine months ended September 30, 2018 and 1.18% for the same period last year.

Long-term debt totaled $13,019 at September 30, 2018 as compared to $13,233 at December 31, 2017. The average cost of long-term debt was 5.72% in the nine months ended September 30, 2018 and 3.11% for the same period last year.

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

As a result of FOMC actions to raise short-term interest rates, it has become challenging to manage IRR. IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, which involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in a bank’s risk management process or high-risk exposure relative to capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of a bank’s risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.56 at September 30, 2018. Given the recent actions of the FOMC and the potential for rates to increase in the future, the focus of ALCO has been to maintain a positive static gap position.

The current position at September 30, 2018, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing increases in market rates, to increase net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2018, produced similar results from those indicated by the one-year static gap position. Given an instantaneous and parallel shift in interest rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2019, would increase 2.8% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2018. Our noncore funds at September 30, 2018, were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2018, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 0.09%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 1.86%. Comparatively, our overall noncore dependence ratio improved from year-end 2017 when it was 3.73%. Similarly, our net short-term noncore funding ratio was 1.96% at year-end, indicating that our reliance on short-term noncore funds decreased slightly from year-end 2017.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $31,029 during the nine months ended September 30, 2018. Cash and cash equivalents increased $46 for the same period last year. For the nine months ended September 30, 2018, we realized net cash inflows of $7,786 from operating activities and $36,545 from investing activities offset partially by net cash outflows of $13,302 from financing activities. For the same period of 2017, net cash inflows of $596 from operating activities and $137,854 from financing activities were partially offset by a net cash outflow of $138,404 from investing activities.

Operating activities provided net cash of $7,786 for the nine months ended September 30, 2018 compared to $596 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation, amortization and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $36,545 for the nine months ended September 30, 2018. For the comparable period in 2017, investing activities used net cash of $138,404. In 2018, payments and prepayments on loans exceeding loan originations was the primary factor causing the net cash inflow from investing activities. Conversely, an increase in lending activities was the primary factor causing the net cash outflow from investing in the first nine months of 2017.

Financing activities utilized net cash of $13,202 for the nine months ended September 30, 2018 and provided $137,854 for the same period last year. Deposit gathering is a predominant financing activity. During the nine months ended September 30, 2018 deposits decreased $5,716 and increased $122,390, for the same period in 2017. The repayment of short-term borrowing of $6,000 and cash dividends paid of $1,819 also impacted net cash from financing activities in 2018. In addition to the strong deposit growth in 2017, cash inflows from financing activities increased $15,941 from a capital issuance.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $112,031, or $12.30 per common share, at September 30, 2018, and $106,256, or $11.72 per common share, at December 31, 2017. The net increase in stockholders’ equity in the nine months ended September 30, 2018 was a result of the recognition of earnings of $8,386, the payout of cash dividends of $1,819, compensation costs of $9 relating to option grants, the issuance of common stock to Riverview’s ESPP, 401k and dividend reinvestment plans of $406, the issuance of common stock related to the stock options exercised of $41 and the recognition of a change in other comprehensive loss of $1,248.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance.

The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the periods ended September 30, 2018 and December 31, 2017:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.875% capital conservation buffer phase-in)			Well Capitalized under Basel III
September 30, 2018:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Riverview Bank	$104,567	11.8%	$87,620	≥	9.875%	$88,729	≥	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview Bank	98,025	11.0	69,874	≥	7.875	70,983	≥	8.0
Tier 1 capital (to average total assets):
Riverview Bank	98,025	8.7	44,896	≥	4.000	56,120	≥	5.0
Common equity tier 1 risk-based capital (to risk-weighted assets):
Riverview Bank	98,025	11.0%	56,565	≥	6.375%	57,674	≥	6.5%

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.25% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2017:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Riverview Bank	$96,926	10.4%	$85,963	≥	9.25%	$92,933	≥	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview Bank	90,553	9.7	67,376	≥	7.25	74,346	≥	8.0
Tier 1 capital (to average total assets):
Riverview Bank	90,553	7.9	45,583	≥	4.00	56,978	≥	5.0
Common equity tier 1 risk-based capital (to risk-weighted assets):
Riverview Bank	90,553	9.7%	53,437	≥	5.75%	60,407	≥	6.5%

Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at September 30, 2018 and December 31, 2017. There are no conditions or negative events since this notification that we believe have changed the Bank’s category.

Review of Financial Performance:

We reported net income of $8,386, or $0.92 per basic and diluted weighted average common share for the nine months ended September 30, 2018, compared to net income of $13, or $0.03 per basic and diluted weighted average common share, for the comparable period of 2017. The return on average assets and return on average stockholders’ equity were 0.97% and 10.21% for the nine months ended September 30, 2018. For the third quarter, we reported net income of $2,788, or $0.30 per basic and diluted weighted average common share in 2018, compared to net income of $401 or $0.08 per basic and diluted weighted average common share in 2017. The return on average assets and return on average stockholders’ equity were 0.96% and 9.89% for the three months ended September 30, 2018. The improvement in net income recognized in 2018 was directly attributable to the merger with CBT and the implementation of certain other strategic initiatives to enhance shareholder value through organic asset growth. In the first quarter of 2017, the Company successfully completed a $17.0 million private placement of common and preferred securities. The additional capital allowed Riverview to acquire CBT and provided it with the ability to significantly grow its loan portfolio by hiring multiple teams of experienced and established lenders to serve new and existing markets. The results for the first nine months ended September 30, 2018 include pre-tax merger related costs of $504.

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

For the nine months ended September 30, tax-equivalent net interest income increased $17,856, to $32,860 in 2018 from $15,004 in 2017. Overall, a favorable volume variance of $15,750 from average earning asset growth exceeding average growth in interest bearing liabilities and a favorable rate variance of $2,106 accounted for the increase. The net interest spread increased 53 basis points for the nine months ended September 30, 2018 to 4.00% from 3.47% for the nine months ended September 30, 2017. The tax-equivalent net interest margin for the nine months ended September 30 was 4.16% in 2018 compared to 3.58% in 2017. The tax-equivalent net interest margin excluding purchase accounting adjustments would have been 3.64% in the nine months ended September 30, 2018.

For the nine months ended September 30, 2018, tax-equivalent interest income increased $21,164 to $38,614 as compared to $17,450 for the nine months ended September 30, 2017. A positive volume variance in interest income of $18,114 attributable to changes in the average balance of earning assets and a positive rate variance of $3,050 due to an increase in the yield on earning assets were responsible for the increase in tax-equivalent interest income. Average volumes of earning assets increased $496,226 comparing the nine months ended September 30, 2018 and 2017. The tax-equivalent yield on earning assets increased 72 basis points in 2018 compared to 2017. Loans, net averaged $935,304 in 2018 and $478,033 in 2017. The increase in the average loan volume accounted for additional tax-equivalent interest income of $17,281. The tax-equivalent yield on the loan portfolio increased to 5.19% in 2018 compared to 4.35% in 2017 and resulted in a $3,490 increase in tax-equivalent interest income. The tax-equivalent yield on the loan portfolio would have been 4.65% in the nine months of 2018 excluding loan accretion of $3,753 included in loan interest income related to acquired loans.

Total interest expense increased $3,308 to $5,754 for the nine months ended September 30, 2018 from $2,446 for the nine months ended September 30, 2017. The average volume of interest bearing liabilities increased to $875,596 for the nine months ended September 30, 2018, as compared to $472,805 for the nine months ended September 30, 2017. The increase in the average volume of interest-bearing liabilities caused interest expense to increase by $2,363. In addition, we recognized an unfavorable rate variance of $945 from a 19 basis point increase in the overall cost of funds. Cost of funds increased to 0.88% for the nine months ended September 30, 2018 as compared to 0.69% for the same period in 2017.

For the three months ended September 30, tax-equivalent net interest income increased $5,492 to $11,003 in 2018 from $5,511 in 2017. The increase in tax-equivalent net interest income was primarily attributable to the net growth in average earning assets from the merger and organic loan growth along with an improvement in the tax equivalent net interest margin. Average earning assets grew $100,595 more than the growth of average interest-bearing liabilities comparing the third quarters of 2018 and 2017. The tax-equivalent net interest margin for the three months ended September 30, was 4.15% in 2018 compared to 3.57% in 2017. The net interest spread increased to 3.97% for the three months ended September 30, 2018 from 3.46% for the three months ended September 30, 2017. Loan accretion included in loan interest income in the third quarter of 2018 related to acquired loans was $1,140, resulting in an increase in the tax-equivalent net interest margin of 49 basis points.

For the three months ended September 30, tax-equivalent interest income increased $6,563, to $13,082 in 2018 from $6,519 in 2017. A volume variance in interest income of $5,832 attributable to changes in the average balance of earning assets was aided by a $731 favorable rate variance due to an improvement in the yield on earning assets. Specifically, the increase was primarily due to the growth in average earning assets which increased $439,641 to $1,052,347 for the third quarter of 2018 from $612,707 for the same period in 2017. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the three months ended September 30, 2018 to 4.93% as compared to 4.22% for the three months ended September 30, 2017. This improvement was a result of the combined impact of the merger along with the associated effects of applying purchase accounting and reporting a higher concentration of loans as a percentage of earning assets. Average loans increased $389,193 comparing the third quarters of 2018 and 2017 which caused tax-equivalent interest income to increase $5,141. The tax-equivalent yield on the loan portfolio was 5.24% for the three months ended September 30, 2018 compared to 4.38% for the same period last year resulting in an increase of $1,169 in tax-equivalent interest income. Overall, the tax-equivalent interest income on loans increased $6,310 comparing the third quarters of 2018 and 2017. The yield earned on investments decreased 51 basis points for the third quarter of 2018 to 2.82% from 3.33% for the third quarter of 2017 and resulted in a decrease in tax-equivalent interest income of $465. Average investments increased to $91,861 for the quarter ended September 30, 2018 compared to $65,358 for the same period in 2017 resulting in an increase in tax-equivalent interest income of $570. Overall tax-equivalent interest earned on investments was $653 for the three-month period ended September 30, 2018 compared to $548 for the same period in 2017.

Total interest expense increased $1,071 to $2,079 for the three months ended September 30, 2018 from $1,008 for the three months ended September 30, 2017. An unfavorable volume variance caused interest expenses to increase $897. In addition, an unfavorable rate variance resulted in a $174 increase in fund costs. The average volume of interest bearing liabilities increased to $863,552 for the three months ended September 30, 2018, from $524,506 for the three months ended September 30, 2017. Average interest-bearing deposits increased $366,844 to $850,492 for the third quarter of 2018 from $483,648 for the same period last year. The cost of funds increased to 0.96% for the three months ended September 30, 2018 as compared to 0.76% for the same period in 2017.

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

	Nine months ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$898,975	$35,424	5.27%	$459,703	$14,991	4.36%
Tax exempt	36,329	885	3.26%	18,330	547	3.99%
Investments
Taxable	77,198	1,616	2.80%	65,504	1,610	3.29%
Tax exempt	14,964	308	2.75%	5,747	212	4.93%
Interest bearing deposits	28,112	361	1.72%	9,975	78	1.05%
Federal funds sold	1,719	20	1.56%	1,812	12	0.89%

Total earning assets	1,057,297	38,614	4.88%	561,071	17,450	4.16%
Less: allowance for loan losses	6,437			4,409
Other assets	104,890			54,815

Total assets	$1,155,750			$611,477

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$119,238	812	0.91%	$92,860	548	0.79%
NOW accounts	269,630	1,196	0.59%	140,186	409	0.39%
Savings accounts	154,624	85	0.07%	80,836	85	0.14%
Time deposits	316,569	3,069	1.30%	126,756	979	1.03%
Short term borrowings	2,406	30	1.67%	22,375	197	1.18%
Long-term debt	13,129	562	5.72%	9,792	228	3.11%

Total interest-bearing liabilities	875,596	5,754	0.88%	472,805	2,446	0.69%
Non-interest-bearing demand deposits	159,749			76,166
Other liabilities	10,597			5,975
Stockholders’ equity	109,808			56,531

Total liabilities and stockholders’ equity	$1,155,750			$611,477

Net interest income/spread		$32,860	4.00%		$15,004	3.47%

Net interest margin			4.16%			3.58%
Tax-equivalent adjustments:
Loans		$186			$186
Investments		65			72

Total adjustments		$251			$258

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2018.

The provision for loan losses totaled $615 for the nine months ended September 30, 2018, compared to $1,734 in 2017. The decrease in the provision for loan losses in 2018 was primarily influenced by a decrease in the net volume of loans originated in the first nine months of 2018 versus 2017, coupled with continuation of strong asset quality. For the quarter ended September 30, the provision for loan losses was $225 in 2018 compared to $610 for the same period in 2017.

Noninterest Income:

For the nine months ended September 30, noninterest income totaled $6,540 in 2018, an increase of $4,124 from $2,416 for the same period in 2017. Most categories of noninterest income improved as a result of the merger with the exception of the retail wealth management component of our wealth management division and net gains on sale of investment securities. Wealth management income decreased $59 due to the dissolution of a business in 2017. Service charges, fees and commissions and trust income improved $3,247 and $579, respectively, comparing the nine months ended September 30, 2018 and 2017. Mortgage banking income in 2018 improved to $527 compared to $434 in 2017. Income from bank owned life insurance increased to $584 in the first three quarters of 2018 compared to $254 for the comparable period in 2017.

For the quarter ended September 30, noninterest income totaled $2,054 in 2018, an increase of $1,219 from $835 in 2017. The increase in noninterest income for the quarter was due primarily to increases in services charges, fees and commissions of $997, trust income of $195, and bank owned life insurance investment income of $87.

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

Noninterest expense increased $12,914, to $28,285 for the nine months ended September 30, 2018, from $15,371 for the same period last year. Salaries and employee benefit expense and other operating expense comprised the majority of the increase, which was a result of the merger with CBT and related costs. Additions to facilities as a result of operating a larger company along with offices to support the lending teams were primarily responsible for the $1,247 increase in occupancy and equipment costs. The majority of the $4,394 increase in other expenses comparing the nine months ended September 30, 2018 and 2017 was a result of the business combination with CBT.

For the three months ended September 30, 2018, noninterest expense increased $4,174, to $9,341 from $5,167 for the same period last year. Salaries and employee benefit expense was $5,032 for the quarter ended September 30, 2018, an increase of $2,104 over the same period in 2017 due primarily to adding employee related costs associated with the merger. In addition, salaries expense in the third quarter of 2018 included a nonrecurring expense of $375 associated with a payout of a separation agreement of a contract employee. For the third quarter, other expenses increased to $3,057 in 2018 from $1,566 in 2017.

Income Taxes:

The Company benefitted from the Tax Cuts and Jobs Act legislation enacted in the fourth quarter of 2017 which reduced the corporate federal tax rate from a maximum of 35% to a flat rate of 21% effective January 1, 2018. The reduction in the corporate income tax rate decreased income tax expense by $1,153 for the nine months ended September 30, 2018. Our effective tax rate was 18.2% for the three and nine months ended September 30, 2018.

Riverview Financial Corporation

Item 3. Quantitative And Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2018, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

By:	/s/ Kirk D. Fox
Kirk D. Fox
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2018