Form 10-K
period 2018-12-31
Riverview Financial Corp
filed 2019-03-14
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38627

Riverview Financial Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3917371
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3901 North Front Street,

Harrisburg, PA 17110

(Address of principal executive offices) (Zip Code)

(717)957-2196

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Voting Common Stock.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, on June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $111,869,748 (based on the closing sales price of the registrant’s common stock on that date). (1)

The number of shares of the registrant’s voting common stock outstanding as of February 28, 2019 was 7,801,010 shares. The number of shares of the registrant’s non-voting common stock outstanding as of February 28, 2019 was 1,348,809 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2019 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

(1)

The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s voting and nonvoting common stock outstanding, reduced by the number of shares of voting and nonvoting common stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2018, the last business day of the registrants most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

Riverview Financial Corporation

Form 10K

For the Year Ended December 31, 2018

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies, financial conditions, results of operations and expectations of Riverview Financial Corporation and its direct and indirect subsidiaries. These forward-looking statements are generally identified by use of the words such as “may”, “should”, “will”, “could”, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project”, “plan”, “goal”, “strategy”, “likely”, “seek”, “future”, “target”, “preliminary”, “range” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

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

General

Riverview Financial Corporation (the “Company”) was formed in 2013 as a bank holding company incorporated under the laws of Pennsylvania. The Company provides a full range of financial services through its wholly-owned bank subsidiary, Riverview Bank (the “Bank”), which is its sole operating segment. The Company has approximately 310 employees.

The Bank is a state-chartered bank and trust company regulated by the Pennsylvania Department of Banking and Securities (“DOB”) and the Federal Deposit Insurance Corporation (“FDIC”) that offers financial services through 28 community banking offices and four limited purpose offices.

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

Our primary commercial products are loans to small- and medium- sized businesses. Our consumer products include one-to-four family residential mortgages, consumer, automobile, home equity, educational and lines of credit loans. Our retail lending products include the following types of loans, among others: residential real estate; automobiles; manufactured housing; personal; student; and home equity. Our commercial lending products include the following types of loans, among others: commercial real estate; working capital; equipment and other commercial needs; construction; and agricultural and mineral rights. The terms offered on a loan vary depending on the type of loan and credit-worthiness of the borrower. We fund our loans, primarily, from our various deposit products which include certificates of deposits, savings, money market and various demand deposit accounts that are offered to both consumer and commercial customers.

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

We provide a comprehensive array of wealth management products and services through Riverview Wealth Management and Trust Management divisions to individuals, small businesses and nonprofit entities. These products and services include the following, among others: investment portfolio management; brokerage; estate planning assistance; annuities; business succession planning; insurance; education funding strategies; and tax planning assistance.

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

Many of our competitors are substantially larger in terms of assets and available resources. Certain of these institutions have significantly higher lending limits than we do and may provide various services to their customers that we presently do not. In addition, we experience competition for deposits from mutual funds and broker dealers, while consumer discount, mortgage and insurance companies compete with us for various types of loans. Credit unions, finance companies and mortgage companies enjoy certain competitive advantages over us, as they are not subject to the same regulatory restrictions and taxation as commercial banks. Principal methods of competing for bank products, permitted nonbanking services and financial activities include price, nature of product, quality of service, convenience of location, and availability of banking convenience technology, including telephone and web-based banking services.

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

The Company is a bank holding company within the meaning of the BHCA and is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”). We are required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB also conducts periodic examinations of the Company. In addition, under the Pennsylvania Banking Code of 1965 of the Pennsylvania Department of Banking and Securities (“DOB”), has the authority to examine the books, records and affairs of the Company and to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.

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

The Bank is primarily regulated by the DOB and the FDIC. The DOB may prohibit an institution, over which it has supervisory authority, from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.

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

We are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with us, and do not involve more than the normal risk of repayment or present other unfavorable features. Other laws limit the maximum amount that we may loan to any one customer as a percentage of our capital levels.

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

Limitations on Dividends and Other Payments and Transactions

Our ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. The Company relies on dividends from the Bank for its own ability to pay dividends to shareholders. Both federal and state laws impose restrictions on the ability of both the Company and the Bank to pay dividends.

Bank Holding Company Act (“BHCA”)

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, and on the use of their securities as collateral for loans. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements relating to any extension of credit, the lease or sale of property, or furnishing of services.

Under longstanding FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred, or reasonably anticipated to be incurred, in connection with the default of or assistance provided to a commonly controlled FDIC-insured depository institution. Accordingly, in the event any insured subsidiary of a bank holding company causes a loss to the FDIC, other insured subsidiaries of a bank holding company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross-guarantee liabilities generally are superior in priority to the obligation of the depository institutions to its shareholders, due solely to their status as shareholders, and obligations to other affiliates.

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

The Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action at December 31, 2018, based on the most recent notification from the FDIC. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

Beginning January 1, 2015, all insured depository institutions are required to incorporate the revised regulatory capital requirements, discussed below under the heading “Risk Based Capital Requirements”, into the prompt corrective action framework, including the new common equity tier 1 capital asset ratio and a higher tier 1 risk-based capital ratio.

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

Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal bank regulatory agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. Any institution that fails to meet these standards may be required to develop an acceptable plan, specifying the steps that the institutions will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In July 2010, the federal banking agencies issued Guidance on Sound Incentive Compensation Policies (“Guidance”) that applies to all banking organizations supervised by the agencies, thereby including both the Company and the Bank. Pursuant to the Guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: provide employees with incentives that appropriately balance risk and reward; be compatible with effective controls and risk management; and be supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. Specific regulatory requirements regarding incentive compensation are discussed in the section titled “Dodd-Frank Act”.

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

At December 31, 2018, the Bank was “well capitalized” under the foregoing requirements with a common equity tier 1 risk-based capital ratio of 10.7%, tier 1 leverage capital ratio of 8.4%, tier 1 risk-based capital ratio of 10.7% and a total capital ratio of 11.4%.

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

Community Reinvestment Act (“CRA”)

Under the CRA, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low- and moderate-income areas. CRA is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. CRA regulations were completely revised as of July 1, 1995, to establish performance-based standards for use in examining for compliance. Assessment by bank regulators of CRA compliance focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (iii) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The Bank had its last completed CRA compliance examination conducted January 30, 2017 and received a “satisfactory” rating.

Bank Secrecy Act, USA Patriot Act of 2001 (“Patriot Act”), and Related Rules and Regulations

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

In May 2018, a Financial Crimes Enforcement Network rule requiring banks to implement strengthened customer due diligence requirements took effect. Among other requirements, the rules contain explicit customer due diligence requirements and require banks to identify and verify the identity of beneficial owners of legal entity customers, subject to certain exclusions and exemptions.

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

Volker Rule

As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued a final rule (the “Final Rules”) implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a “covered fund” (the “Volker Rule”). On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law. Among other relief, the EGRRCPA exempts banking organizations with $10 billion or less in total consolidated assets, and total trading assets and trading liabilities that are 5% or less of total consolidated assets, from the Volcker Rule.

Incentive-Based Compensation

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

Holding Company Capital Requirements

Dodd-Frank requires the FRB to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion are consistent with safety and soundness. EGRRCPA also requires the federal banking agencies to adopt a community bank leverage ratio of 8% to 10%, for qualifying banking organizations with total consolidated assets of less than $10 billion. Such institutions that satisfy the community bank leverage ratio would be deemed to satisfy generally applicable risk-based and leverage capital requirements, and to have the capital ratios that are required to be considered “well capitalized” under the prompt corrective action framework. Additionally, the EGRRCPA amends the federal banking agencies’ regulatory capital rules to narrow the definition of high volatility commercial real estate (“HVCRE”) loans, which receive a higher risk weighting than other commercial real estate loans under risk-based capital requirements.

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

Consumer Financial Protection Bureau

Dodd-Frank created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, TILA, RESPA, Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Federal Reserve System

FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $16.0 million and $122.3 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $122.3 million. The first $16.0 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.

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

Employees

As of December 31, 2018, we had 310 employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

Availability of Securities Filings

Effective February 11, 2015, the Company became a reporting company and was required to file certain periodic reports under the Securities and Exchange Act of 1934 as required by Section 15(d) of that act. Effective August 10, 2018, the Company registered its stock under Section 12(b) of the Exchange Act and thereby became required to file certain additional periodic reports under the Exchange Act. We file the required annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

The Bank operates 28 community banking offices and four limited purpose offices within Berks, Blair, Centre, Clearfield, Dauphin, Huntingdon, Lebanon, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties in Pennsylvania. Eight of the branch offices are leased by the Bank, while the remainder of the facilities are owned. All retail banking offices have ATMs and are equipped with closed circuit security monitoring.

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

As of February 28, 2019, there were approximately 1,091 registered holders of our common stock, no par value. Our common stock trades on the Nasdaq Global Market under the symbol “RIVE.”

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

In determining the requirement to record an other-than-temporary impairment on debt securities owned by us, four main characteristics are considered including: (i) the length of time and the extent to which the fair value has been less than amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether the market decline was affected by macroeconomic conditions and (iv) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on information available to us at a point in time.

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

Operating Environment:

The gross domestic product (“GDP”), the value of all goods and services produced in the Nation, increased at an annual rate of 2.9% in 2018, as compared to the 2.2% pace in 2017. The acceleration in annual GDP reflects upturns in personal consumption expenditures and government spending. Despite the annual improvement, the GDP for the fourth quarter of 2018 declined to 2.6% from 3.4% in the prior quarter, reflecting a downturn in personal consumption spending and an increase in imports. Inflationary concerns continue to be contained as the consumer price index (“CPI”) was 1.9% in 2018 and 2.1% in 2017. The Federal Reserve Board’s Federal Open Market Committee’s (“FOMC”) preferred measure of inflation, which excludes food and energy costs, rose 2.2% in 2018 and moved above the FOMC’s benchmark of 2.0%. In keeping inflation in check, the FOMC increased rates four times in 2018 for a total of 100 basis points based on expectations that the job market and the economy will continue to strengthen further. The FOMC stated at its December 2018 meeting that they anticipate the pending need for more rate increases throughout 2019, with determinations to be made based on information at the time rate change decisions are considered.

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

Employment conditions overall improved in the United States in 2018. The number of people employed increased at a greater pace as compared to the increase in the civilian labor force in 2017. As a result, the annual unemployment rate for the United States fell to 3.9% in 2018 from 4.1% in 2017. The improvements in job growth were offset partially by slower wage growth in 2018.

Similarly, employment conditions in 2018 improved for the Commonwealth of Pennsylvania as evidenced by a decrease in the unemployment rate to 4.0% in 2018 from 4.4% in 2017. With respect to the markets we serve, the unemployment rate decreased in all of the twelve counties in which we have branch locations. The average unemployment rate for Counties in our market area decreased to 4.4% in 2018 from 4.9% in 2017. The lowest 2018 unemployment rate within the counties we serve was in Centre County at 3.1%. Continued improvement in unemployment rates could favorably impact the rate of economic growth in our market and may have a corresponding impact on our loan and deposit growth and profitability.

National, Pennsylvania and our market area’s non-seasonally-adjusted annual unemployment rates in 2018 and 2017 are summarized as follows:

	2018	2017
United States	3.9%	4.1%
Pennsylvania	4.0	4.4
Berks County	3.8	4.0
Blair County	4.0	4.3
Centre County	3.1	3.2
Clearfield County	5.3	5.9
Dauphin County	3.6	4.1
Huntingdon County	5.6	6.3
Lebanon County	3.6	3.8
Lycoming County	4.8	5.4
Northumberland County	5.4	5.6
Perry County	3.4	4.0
Schuylkill County	5.0	5.4
Somerset County	5.5	6.2

The banking industry operating performance increased in 2018 as net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks in 2018, totaled $236.7 billion, an increase of $72.4 billion, or 44.1%, from 2017. Excluding one-time income tax expenses associated with the enactment of the new tax law in the fourth quarter, net income for all FDIC insured banks in 2018 would have been $207.9 billion, an increase of 13.5% over 2017 industry results. FDIC-insured community banks’ net income in 2018 improved to $26.1 billion, an increase of $5.9 million, or 29.4%, over 2017. Excluding the one-time income tax expense, net income for all FDIC-insured community banks in 2018 would have been $24.1 billion, an increase of 10.7% when compared to 2017. The improvement in earnings was largely the result of increases in net interest income of $5.8 billion, or 8.3%, offset partially by an increase in noninterest expense of $3.0 million, or 5.3%.

The forecasted improvements in employment conditions and economic growth, coupled with reductions in the tax rates enacted by recent tax reform legislation, could spur continued expansion in the United States and local economies beyond 2019. This could affect interest rates paid on deposits, which may adversely impact bank earnings as net interest margins compress from the inability of management to keep funding costs low. Increased loan growth, continuous expense control and sound balance sheet management could offset some of the negative impact of the reduction in net interest margins from funding costs.

Review of Financial Position:

Riverview Financial Corporation, (“Riverview” or the “Company”), a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Riverview Bank (the “Bank”). On October 2, 2017, The Company announced the completion of its merger of equals with CBT Financial Corp. (“CBT”), effective October 1, 2017 pursuant to the Agreement and Plan of Merger between Riverview and CBT, dated April 19, 2017. On the effective date, CBT was merged with and into Riverview, with Riverview surviving (the “merger”). Additionally, CBT Bank, the wholly-owned subsidiary of CBT, merged with and into Riverview Bank, the wholly-owned subsidiary of Riverview, with Riverview Bank as the surviving institution. The Company’s financial results reflect the merger of CBT Bank with and into Riverview Bank under the purchase method of accounting, with the Company treated as the acquirer for accounting and reporting purposes. In accordance with the acquisition accounting for the merger, the historical assets and liabilities of CBT have been recorded at their respective estimated fair values on the date of the merger. The historical financial information included in the Company’s consolidated financial statements and related notes as reported in this Form 10-K is that of Riverview and, consequently, comparisons may not be particularly meaningful. The results for the year ended December 31, 2018 include the operating results of Riverview and the CBT division for the entire year, as compared with the results for the year ended December 31, 2017, which included three months of the operating results of the CBT. The merger had a significant impact on the results of operations for the year ended December 31, 2017.

Riverview Bank, with 28 community banking offices and four limited purpose offices, is a full-service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small to medium sized businesses in the Pennsylvania market areas of Berks, Blair, Centre, Clearfield, Dauphin, Huntington, Lebanon, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties.

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

The wealth management and trust divisions did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Bank’s 28 community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

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

Total assets, loans and deposits were $1.1 billon, $893.2 million and $1,004.6 million, respectively, at December 31, 2018. Comparatively, total assets, loans and deposits were $1.2 billon, $956.0 million and $1,026.5 million, respectively, at December 31, 2017. All major categories of loans declined in 2018. Business lending, including commercial and commercial real estate decreased $40.7 million, while retail lending, including residential mortgages and consumer loans decreased $22.1 million during 2018. Investment securities increased $11.5 million, or 12.3%, in 2018. Noninterest-bearing deposits increased $6.7 million, while interest-bearing deposits decreased $28.6 million in 2018 as compared with 2017.

The loan portfolio consisted of $660.1 million of business loans, including construction, commercial and commercial real estate loans, and $233.1 million in retail loans, including residential mortgage and consumer loans at December 31, 2018. Total investment securities were $104.7 million at December 31, 2018, all of which were classified as available-for sale. Total deposits consisted of $162.6 million in noninterest-bearing deposits and $842.0 million in interest-bearing deposits at December 31, 2018.

Stockholders’ equity equaled $113.9 million, or $12.49 per share, at December 31, 2018, and $106.3 million or $11.72 per share, at December 31, 2017. Dividends declared for the 2018 amounted to $0.30 per share, representing an annual yield of 2.8% based on the closing price of the Company’s common stock of $10.90 per share on December 31, 2018.

Nonperforming assets equaled $7,202 or 0.81% of loans, net and foreclosed assets at December 31, 2018, an improvement from $8,151, or 0.85%, at December 31, 2017. Nonperforming loans at December 31, 2018 and December 31, 2017 exclude $3,825 and $8,512, respectively, of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition. The allowance for loan losses equaled $6,348, or 0.71%, of loans, net, at December 31, 2018, compared to $6,306, or 0.66%, of loans, net at year-end 2017. The increase in the ratio of the allowance for loan losses as a percentage of loans, net, was the result of reduced loan balances. Loans charged-off, net of recoveries equaled $573, or 0.06%, of average loans in 2018, compared to $160, or 0.03%, of average loans in 2017.

Investment Portfolio:

Our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements. At December 31, 2018, our portfolio consisted primarily of taxable and tax-exempt state and municipal bonds and mortgage-backed securities, which provide a source of income and liquidity.

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

During 2018, the FOMC increased its target federal funds rate 25 basis points four times, totaling 100 basis points for the year. The FOMC stated that they expect economic conditions will continue to improve and may warrant additional increases in the federal funds rate but that the timing and magnitude of these changes will depend ultimately on incoming economic data. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in general market interest rates have a significant influence on the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 7-year U.S. Treasury securities. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Government agency and U.S. Governments-sponsored enterprises mortgage-backed securities, whereas the 7-year U.S. Treasury note influences the value of taxable and tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury increased from 1.89% at year-end 2017 to 2.48% at year-end 2018. The yield on the 7-year U.S. Treasury increased 26 basis points from 2.33% at December 31, 2017, to 2.59% at December 31, 2018. Since bond prices move inversely to yields, we reported net unrealized holding losses, included as a separate component of stockholders’ equity of $1,725, net of income taxes of $458, at December 31, 2018.

In order to monitor the potential effects interest rate fluctuations could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2018, indicated that should there be a parallel increase in the yield curve over one year by 100, 200 and 300 basis points, we would anticipate declines of 4.1%, 8.1% and 12.0% in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities

	2018		2017		2016
December 31	Amount	%	Amount	%	Amount	%
U.S. Treasury securities					$5,021	6.87%
U.S. Government-sponsored enterprises
State and municipals:
Taxable	$33,278	31.79%	$35,002	37.56%	42,394	57.98
Tax-exempt	12,776	12.21	16,308	17.50	5,674	7.76
Mortgage-backed securities:
U.S. Government agencies	23,670	22.61	22,817	24.48	1,890	2.59
U.S. Government-sponsored enterprises	26,195	25.02	10,089	10.82	8,896	12.17
Corporate debt obligations	8,758	8.37	8,985	9.64	9,050	12.38
Equity securities, financial services					188	0.25

Total	$104,677	100.00%	$93,201	100.00%	$73,113	100.00%

Investment securities increased $11.5 million to $104.7 million at December 31, 2018 from $93.2 million at December 31, 2017`. At December 31, 2018, the entire investment portfolio was classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. While there were no investment purchases in 2017, there were 15 securities purchased in 2018 totaling $31.0 million. Repayments of investment securities totaled $12.8 million in 2018 and $5.7 million in 2017. Proceeds from the sale of investment securities available-for-sale totaled $4.8 million in 2018 and consisted of U.S. Treasury securities. This compares to proceeds of $19.0 million from the sale of investment securities available-for-sale in 2017, where the majority of the sales were mortgage-backed securities and tax-exempt municipal securities. Gross gains of $40 without incurring any gross losses, resulted in a net gain of $40 that was recognized from the sale of investment securities in 2018. Gross gains of $166 and gross losses of $77, resulting in a net gain of $89, were recognized from the sale of investment securities in 2017.

The composition of the investment portfolio changed during 2018 due to the purchase of U.S. Government Agency and U.S. Government-sponsored enterprise investments. U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities comprised 47.6% of the total portfolio at year-end 2018 compared to 35.3% at the end of 2017. Tax-exempt municipal obligations decreased as a percentage of the total portfolio to 12.2% at year-end 2018 from 17.5% at the end of 2017, while taxable municipal securities decreased to 31.8% of the total portfolio at year-end 2018 from 37.6% at the end of 2017. Corporate debt comprised 8.4% of the portfolio at the end of 2018 from 9.6% at year ended 2017. As a result of the changes that occurred within the portfolio during 2018, the average life and the modified duration of the investment portfolio decreased to 6.5 years and 5.3 years, respectively, at December 31, 2018 as compared with 8.4 years and 6.7 years at December 31, 2017.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2018 and 2017. For additional information related to OTTI refer to Note 4 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $94.3 million and equaled 8.9% of average earning assets in 2018, compared to $78.4 million and equaled 11.4% of average earning assets in 2017. The tax-equivalent yield on the investment portfolio decreased 35 basis points to 2.84% in 2018 from 3.19% in 2017. In addition to measuring our performance using the book yield, we monitor and evaluate our investment portfolio with respect to total return in comparison to national benchmarks. Total return is a comprehensive industry-wide approach measuring investment portfolio performance. This measure is superior to measuring performance strictly on the basis of yield since it not only considers income earned similar to the yield approach, but also includes the reinvestment income on repayments and capital gains and losses, whether realized or unrealized. The total return of our investment portfolio improved to 3.43% in 2018 from 3.01% in 2017, and was significantly better than the Bloomberg Barclays aggregate-bond index, a benchmark used by most investment managers, of 0.01% in 2018.

At December 31, 2018 and 2017, there were no securities of any individual issuer, except for U.S. Government agencies and U.S. Government -sponsored enterprises, that exceeded 10.0% of stockholders’ equity.

The maturity distribution based on amortized cost, fair value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2018, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities

			After one but		After five but
	Within one year		within five years		within ten years		After ten years		Total
December 31, 2018	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Amortized Cost:
State and municipals:
Taxable			$2,581	3.32%	$7,724	3.84%	$23,720	3.39%	$34,025	3.49%
Tax-exempt	$2,288	1.40%	2,127	2.52	3,149	2.47	5,406	4.02	12,970	2.94
Mortgage-backed securities:
U.S. Government agencies					140	3.66	23,575	3.01	23,715	3.01
U.S. Government-sponsored enterprises			2,075	3.12	15,524	2.89	9,036	2.87	26,635	2.90
Corporate debt obligations					3,500	2.60	6,015	4.01	9,515	3.49

Total	$2,288	1.40%	$6,783	3.01%	$30,037	3.06%	$67,752	3.29%	$106,860	3.17%

Fair Value:
State and municipals:
Taxable			$2,583		$7,691		$23,004		$33,278
Tax-exempt	$2,283		2,119		3,081		5,293		12,776
Mortgage-backed securities:
U.S. Government agencies					136		23,534		23,670
U.S. Government-sponsored enterprises			2,063		15,334		8,798		26,195
Corporate debt obligations					3,187		5,571		8,758

Total	$2,283		$6,765		$29,429		$66,200		$104,677

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

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio

	2018		2017		2016		2015		2014
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$122,919	13.76%	$140,116	14.65%	$51,166	12.50%	$46,076	11.24%	$37,301	10.88%
Real estate:
Construction	39,556	4.43	34,405	3.60	8,605	2.10	18,599	4.54	11,441	3.34
Commercial	497,597	55.71	526,230	55.05	212,550	51.93	205,500	50.14	199,782	58.30
Residential	221,115	24.76	240,626	25.17	130,874	31.97	135,106	32.97	91,688	26.76
Consumer	11,997	1.34	14,594	1.53	6,148	1.50	4,564	1.11	2,481	0.72

Loans, net	893,184	100.00%	955,971	100.00%	409,343	100.00%	409,845	100.00%	342,693	100.00%

Less: allowance for loan loss	6,348		6,306		3,732		4,365		3,792

Net loans	$886,836		$949,665		$405,611		$405,480		$338,901

Loans, net decreased $62.8 million in 2018 to $893.2 million at December 31, 2018 as compared with $956.0 million at December 31, 2017. The reduction in loan volumes was a result of merger related attrition, including payoffs of acquired purchase credit impaired loans and management’s steadfast adherence to strong credit quality underwriting standards and pricing discipline. Business loans, including construction, commercial loans and commercial real estate loans, were $660.1 million, or 73.9%, of loans, net at December 31, 2018, and $700.8 million, or 73.3%, at year-end 2017. Residential mortgages and consumer loans totaled $233.1 million, or 26.1%, of loans, net at year-end 2018 and $255.2 million, or 26.7%, at year-end 2017. Acquired loans from the merger with CBT amounted to $382.5 million at the effective date of the merger. Loan balances reduced by $62.8 million, or 6.6%, in 2018, realizing decreases of $21.8 million in the first quarter, $24.4 million in the third quarter and $22.3 million in the fourth quarter, offset by a $5.7 million increase in the second quarter.

Loans averaged $928.4 million in 2018 compared to $597.1 million in 2017. Taxable loans averaged $892.3 million, while tax-exempt loans averaged $36.1 million in 2018. The increase in average loans year-over-year was attributable to the merger with CBT during October 2017. The loan portfolio continues to play a prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 88.0% in 2018 as compared with 86.7% in 2017.

The prime rate increased 100 basis points in 2018 to 5.50% at year end from 4.50% at the beginning of the year. The tax-equivalent yield on our loan portfolio increased 68 basis points to 5.27% in 2018 from 4.59% in 2017. Included in loan interest income in 2018 was the recognition of fair value accretion of $5.2 million on acquired loans, which increased the tax-equivalent net interest margin by 56 basis points. Excluding accretion on acquired loans, the tax equivalent yield on the loan portfolio improved 27 basis points to 4.71% in 2018 from 4.44% in 2017. The change was attributable to increases in yields on adjustable rate loans from increases in the prime rate along with the addition of higher yielding loans acquired from CBT.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2018, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio

December 31, 2018	Within one year	After one but within five years	After five years	Total
Maturity schedule:
Commercial	$3,411	$22,174	$97,334	$122,919
Real estate:
Construction	11,733	10,837	16,986	39,556
Commercial	6,136	23,856	467,605	497,597
Residential	8,010	18,656	194,449	221,115
Consumer	2,186	5,985	3,826	11,997

Total	$31,476	$81,508	$780,200	$893,184

Predetermined interest rates	$16,137	$57,251	$164,791	$238,179
Floating or adjustable interest rates	15,339	24,257	615,409	655,005

Total	$31,476	$81,508	$780,200	$893,184

As previously mentioned, there are numerous risks inherent in the mortgage loan portfolio. We manage the portfolio by employing sound credit policies and utilizing various modeling techniques in order to limit the effects of such risks. In addition, we utilize private mortgage insurance (“PMI”) to mitigate credit risk in the loan portfolio.

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Given the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 26.7% of the loan portfolio at December 31, 2018, compared to floating or adjustable-rate loans at 73.3%. Approximately 46.3% of the loan portfolio is expected to reprice within the next 12 months.

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

We evaluate each customer’s creditworthiness on a case-by-case basis, and if deemed necessary, obtain collateral and personal guarantees. The amount and nature of the collateral obtained, or personal guarantees are based on our credit evaluation and overall assessment of risk.

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments

December 31	2018	2017	2016
Commitments to extend credit	$96,431	$52,706	$26,042
Unused portions of lines of credit	59,512	72,157	28,516
Standby and performance letters of credit	5,789	4,871	3,917

Total	$161,732	$129,734	$58,475

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $73 and $66 at December 31, 2018 and 2017, respectively. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

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

With regard to managing our exposure to credit risk, we have established maximum loan-to-value ratios for commercial mortgage loans not to exceed 80.0% of the lower of cost or appraised value. With regard to residential mortgages, customers with loan-to-value ratios between 80.0% and 100.0% are generally required to obtain PMI. The 80.0% loan-to-value threshold provides a cushion in the event the property is devalued. PMI is used to protect us from loss in the event loan-to-value ratios exceed 80.0% and the customer defaults on the loan. Appraisals are performed by an independent appraiser engaged by us, not the customer, who is either state certified or state licensed depending upon collateral type and loan amount.

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

Distribution of nonperforming assets

December 31	2018	2017	2016	2015	2014
Nonaccruing loans:
Commercial	$1,141	$75	$356	$1,143	$515
Real estate:
Construction					215
Commercial	702	363	359	1,118	1,247
Residential	886	1,307	671	921	2,268
Consumer

Total	2,729	1,745	1,386	3,182	4,245

Accruing troubled debt restructured loans:
Commercial	107	702	617	644	678
Real estate:
Construction
Commercial	752	2,670	3,229	3,305	2,960
Residential	2,054	2,106	1,959	2,717	1,331
Consumer

Total	2,913	5,478	5,805	6,666	4,969

Accruing loans past due 90 days or more:
Commercial	82
Real estate:
Construction	247
Commercial	170	150			426
Residential	290	533	357	89	214
Consumer	50	9	2		3

Total	839	692	359	89	643

Total nonperforming loans	6,481	7,915	7,550	9,937	9,857
Other real estate owned	721	236	625	885	1,022

Total nonperforming assets	$7,202	$8,151	$8,175	$10,822	$10,879

Ratios:
Nonperforming loans to total loans, net	0.73%	0.83%	1.84%	2.42%	2.88%
Nonperforming assets to total loans, net and OREO	0.81%	0.85%	1.99%	2.63%	3.17%

We experienced an improvement in our asset quality, evidenced by a decrease in nonperforming assets of $949, or 11.6%, to $7,202, or 0.81%, of loan, net of unearned income and foreclosed assets at December 31, 2018, from $8,151, or 0.85%, of loans, net of unearned income and foreclosed assets at December 31, 2017. The improvement resulted from a decrease of $2,565 in accruing troubled debt restructured loans partially offset by increases of $485 in other real estate owned, $984 in nonaccrual loans and $147 in accruing loans past due 90 days or more. Nonperforming loans at December 31, 2018 and December 31, 2017 exclude $3,825 and $8,512, respectively, of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition. For further discussion of assets classified as nonperforming assets, refer to the note entitled, “Loans, net and the allowance for loan losses”, in the Notes to the Consolidated Financial Statements to this Annual Report.

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

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter our Chief Credit Officer identifies those loans to be individually evaluated for impairment and those to be collectively evaluated for impairment utilizing a standard criterion. Internal risk ratings are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events. However, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions to assure directional consistency of the allowance for loan loss account. Regulators, in reviewing the loan portfolio as part of the scope of a regulatory examination, may require us to increase our allowance for loan losses or take other actions that would require increases to our allowance for loan losses.

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

A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses

December 31	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of year	$6,306	$3,732	$4,365	$3,792	$3,663
Loans charged-off:
Commercial	206	43	767	650	36
Real estate:
Construction		78	249
Commercial			65	187	337
Residential	104	38	68	60	140
Consumer	437	58	25	35	11

Total	747	217	1,174	932	524

Loan recovered:
Commercial	11	5	70	8	119
Real estate:
Construction
Commercial	6	10		19
Residential	31	17	7		3
Consumer	126	25	11	6	5

Total	174	57	88	33	127

Net loans charged-off	573	160	1,086	899	397

Provision for loan losses	615	2,734	453	1,472	526

Allowance for loan losses at end of year	$6,348	$6,306	$3,732	$4,365	$3,792

Net charge-offs to average loans	0.06%	0.03%	0.27%	0.26%	0.12%
Allowance for loan losses to total loans, net	0.71%	0.66%	0.91%	1.07%	1.11%

The allowance for loan losses increased $42 to $6,348 at December 31, 2018, from $6,306 at the end of 2017. The increase resulted from a provision for loan losses of $615, which was partially offset by net loans charged-off of $573. The decrease in the loan loss provision to $615 in 2018 from $2,734 in 2017 was the result of a decrease in loans, net, of $62.8 million, or 6.6%, from 2017, and improved credit quality. The allowance for loan losses, as a percentage of loans, net of unearned income, was 0.71% at the end of 2018, compared to 0.66% at the end of 2017. The increase in this ratio compared to that of the prior year-end was a result of reduced loan balances.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off increased $413 to $573 in 2018 from $160 in 2017. Net charge-offs, as a percentage of average loans outstanding, equaled 0.06% in 2018 and 0.03% in 2017.

Allocation of the allowance for loan losses

The allocation of the allowance for loan losses compared to the percentage of loans by major loan category for the past five years is summarized as follows:

	2018		2017		2016		2015		2014
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$382	0.16%	$56	0.14%	$8	0.24%	$700	0.44%		0.35%
Real Estate:
Construction										0.06
Commercial	78	0.54	76	1.04	140	0.96	8	1.15	$77	1.25
Residential	28	0.30	92	0.37		0.61	7	0.74	5	0.80
Consumer

Total specific	488	1.00	224	1.55	148	1.81	715	2.33	82	2.46

Formula:
Commercial	780	13.60	1,150	14.52	621	12.26	598	10.80	330	10.53
Real Estate:
Construction	404	4.43	379	3.60	160	2.10	202	4.54	115	3.28
Commercial	3,220	55.17	2,887	54.00	1,970	50.97	2,219	48.99	2,385	57.05
Residential	1,258	24.46	1,248	24.80	789	31.36	606	32.23	800	25.96
Consumer	50	1.34	37	1.53	44	1.50	25	1.11	15	0.72

Total formula	5,712	99.00	5,701	98.45	3,584	98.19	3,650	97.67	3,645	97.54

Total allocated allowance	6,200	100.00%	5,925	100.00%	3,732	100.00%	4,365	100.00%	3,727	100.00%

Unallocated allowance	148		381						65

Total	$6,348		$6,306		$3,732		$4,365		$3,792

The allocated element of the allowance for loan losses account increased $275 to $6,200 at December 31, 2018, compared to $5,925 at December 31, 2017. Both the specific and formula portions of the allowance for loan losses increased from the end of 2017. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 increased $264 to $488 at December 31, 2018, from $224 at December 31, 2017. The formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $11 to $5,712 at December 31, 2018, from $5,701 at December 31, 2017. The increase in the specific portion of the allowance was a result of an allocation related to the addition of one specifically identified and individually evaluated loan. The increase in the formula portion was due to changes in qualitative factors used to evaluate the portfolios. There was a $148 unallocated reserve balance at December 31, 2018 and a $381 unallocated element at December 31, 2017. The unallocated balance is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process. One such limitation is the imprecision of accurately estimating the impact current economic conditions will have on historical loss rates. Variations in the magnitude of impact may cause estimated credit losses associated with the current portfolio to differ from historical loss experience, resulting in an allowance that is higher or lower than the anticipated level. Management establishes the unallocated element of the allowance by considering a number of environmental risks similar to those used to determine the qualitative factors. Management continually monitors trends in historical and qualitative factors, including trends in the volume, composition and credit quality within the portfolio. The reasonableness of the unallocated element is evaluated through monitoring trends in its level to determine if changes from period to period are directionally consistent with changes in the loan portfolio.

The coverage ratio, the allowance for loan losses account as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 97.9% at December 31, 2018 and 79.7% at December 31, 2017. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2018.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits decreased $21.9 million in 2018. Noninterest-bearing deposits grew $6.7 million while interest-bearing deposits decreased $28.6 million in 2018. Noninterest-bearing deposits represented 16.2% of total deposits while interest-bearing deposits accounted for 83.8% of total deposits at December 31, 2018. Total deposits grew $574.0 million in 2017 including deposits assumed from the merger with CBT of $438.8 million at the effective date of the merger and organic deposit growth totaling $135.2 million. Deposit volume changes were mixed for the four quarters of 2018. Quarterly deposit growth in 2018 totaled $12.1 million, or 1.2%, in the first quarter and $3.0 million, or 0.3%, in the third quarter offset by decreases of $20.9 million, or 2.0%, in the second quarter and $16.1 million, or 1.6%, in the fourth quarter.

Interest-bearing transaction accounts, which include money market accounts, NOW accounts, and savings accounts, decreased $35.3 million in 2018. The decrease in interest-bearing transaction accounts during 2018 consisted of decreases of $22.5 million in money market accounts and $60.3 million in savings accounts, offset by an increase of $47.5 million in NOW accounts. Total time deposits increased $6.7 million to $313.9 million at December 31, 2018 from $307.2 million at December 31, 2017. Our customers were drawn to higher yielding time deposit accounts as general market rates increased throughout 2018.

The average amount of, and the rate paid on major classifications of deposits for the past three years are summarized as follows:

Deposit distribution

	2018		2017		2016
Year ended December 31	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing:
Money market accounts	$118,175	0.94%	$104,698	0.79%	$46,410	0.38%
NOW accounts	273,953	0.62	158,504	0.42	137,484	0.29
Savings accounts	148,441	0.08	114,731	0.14	74,814	0.18
Time deposits	316,418	1.34	171,834	1.07	131,343	0.83

Total interest-bearing	856,987	0.84%	549,767	0.63%	390,051	0.46%
Noninterest-bearing	159,751		94,906		70,456

Total deposits	$1,016,738		$644,673		$460,507

Total deposits averaged $1,016.7 million in 2018, increasing $372.1 million, or 57.7%, compared to 2017. The increase in average deposits was primarily attributable to the CBT merger, which was effective October 1, 2017. Average noninterest-bearing deposits increased $64.9 million, while average interest-bearing accounts grew $307.2 million. Average interest-bearing transaction deposits, including money market, NOW and savings accounts, increased $162.6 million, while average total time deposits increased $144.6 million comparing 2018 with 2017.

Our cost of interest-bearing deposits increased 21 basis points to 0.84% in 2018 from 0.63% in 2017. Specifically, the cost of interest-bearing transaction accounts increased 10 basis points to 0.54%, while the cost of time deposits increased 27 basis points to 1.34% comparing 2018 and 2017.

Volatile deposits, defined as time deposits $100 or more, averaged $115.9 million in 2018, an increase of $49.4 million, or 74.4%, from $66.5 million in 2017. Our average cost of these funds increased 3 basis points to 1.19% in 2018 from 1.16% in 2017. This type of funding is considered to be volatile since it is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a reliable source of long-term liquidity.

Maturities of time deposits $100 or more for the past three years are summarized as follows:

Maturity distribution of time deposits $100 or more

December 31	2018	2017	2016
Within three months	$9,044	$8,938	$6,137
After three months but within six months	10,308	16,193	6,102
After six months but within twelve months	19,316	18,584	13,636
After twelve months	77,394	70,734	21,899

Total	$116,062	$114,449	$47,774

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

The FOMC increased its target federal funds rate by a total of 100 basis points in 2018. The final increase in December 2018 was the ninth consecutive increase of 25 basis point increments since the fourth quarter of 2015. The FOMC has recently signaled that it may slow or delay its future monetary actions until the latter part of 2019. As a result, the timing and the magnitude of future monetary policy actions that will impact the current interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it are extremely critical to both bank management and regulators. The FFIEC, through its advisory guidance, reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the guidance, bank regulators believe the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The guidance states that the adequacy and effectiveness of an institution’s IRR management process, and the level of IRR exposure, are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices regarding IRR were suitable and adequate given the level of IRR exposure at December 31, 2018.

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

With respect to evaluating our exposure to IRR on earnings, we utilize a gap analysis model that considers repricing frequencies of RSA and RSL. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by an RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by an RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

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

Interest rate sensitivity

December 31, 2018	Due within three months	Due after three months but within twelve months	Due after one year but within five years	Due after five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$37,108				$37,108
Investment securities	6,240	$15,281	$32,437	$50,719	104,677
Loans held for sale	637				637
Loans, net	260,957	152,715	445,195	34,317	893,184

Total rate-sensitive assets	$304,942	$167,996	$477,632	$85,036	$1,035,606

Rate-sensitive liabilities:
Money market accounts	$113,220				$113,220
NOW accounts	8,582	$25,747	$137,320	$114,433	286,082
Savings accounts	3,863	11,589	61,806	51,504	128,762
Time deposits	42,419	71,615	192,167	7,754	313,955
Long-term debt	6,892				6,892

Total rate-sensitive liabilities	$174,976	$108,951	$391,293	$173,691	$848,911

Rate-sensitivity gap:
Period	$129,966	$59,045	$86,339	$(88,655)
Cumulative	$129,966	$189,011	$275,350	$186,695
RSA/RSL ratio:
Period	1.74	1.54	1.22	0.49
Cumulative	1.74	1.67	1.41	1.22	1.22

At December 31, 2018, we had cumulative one-year RSA/RSL ratios of 1.67. As previously mentioned, this positive gap position indicated that if interest rates increase, our earnings would likely be favorably impacted. Given current improvement in economic conditions and the recent monetary policy actions of the FOMC increasing short-term rates and the possibility that they will continue to raise short-term rates in 2019, the focus of ALCO has been to maintain the positive gap position to safeguard future earnings from the potential risk of rising interest rates. ALCO will continue to focus efforts on strategies in 2019 that maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given a gradual nonparallel shift in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2019, would increase at 3.1% from model results using current interest rates.

We will continue to monitor our IRR position in 2019 and employ deposit and loan pricing strategies, as well as directing the reinvestment of loan and investment cash flow to maintain a favorable IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2018, our maximum borrowing capacity with the FHLB-Pgh was $458.5 million, of which there were no outstanding borrowings while $39.2 million was utilized to issue letters of credit. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

Based on our liquidity position at December 31, 2018, we do not anticipate the need to have a material reliance on any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2018. At December 31, 2018, our noncore funds consisted of time deposits in denominations of $250 or more, short-term borrowings and long-term debt. Large denomination time deposits are not considered to be a strong source of liquidity since they are interest rate sensitive and are considered to be highly volatile. At December 31, 2018, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 0.65%. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 1.73%. Comparatively, our ratios equaled 3.73% and 1.96% at the end of 2017, which indicated a decrease in our reliance on noncore funds. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents increased $28,030 for the year ended December 31, 2018, whereas, for the year ended December 31, 2017, cash and cash equivalents increased $6,666. During 2018, cash provided by operating and investing activities more than offset cash used in financing activities.

Operating activities provided net cash of $11,755 in 2018 and used net cash of $673 in 2017. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, mortgage loans originated for sale, bank owned life insurance investment income and the provision for loan losses, is the primary source of funds from operations.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash provided by investing activities totaled $52,676 in 2018 as compared to net cash used of $111,113 in investing activities in 2017. Net cash provided by lending activities was $66,698 in 2018, as compared to net cash of $163,790 used lending activities in 2017. Activities related to our investment portfolio used net cash of $13,312 in 2018 and provided cash of $24,712 in 2017.

Net cash used by financing activities equaled $36,401 in 2018 while net cash provided by financing activities in 2017 was $118,452. Deposit gathering, which is our predominant financing activity, decreased $21,887 in 2018 and as compared to an increase of $135,075 in 2017. In addition, we used cash to pay down short- and long-term borrowings by $12,341 in 2018 and $30,822 in 2017. A capital offering in the first quarter of 2017 provided net cash of $15,941 in 2017.

We anticipate our liquidity position to be stable in 2019. We are expecting positive loan demand throughout 2019 and anticipate funding this demand through deposit growth, payments and prepayments on loans and investments and advances from the FHLB-Pgh. If economic conditions were to weaken it may result in increased interest in bank deposits, as consumers continue to save rather than spend. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we believe we will have the means to provide adequate cash to fund normal operations in 2019.

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

Our ALCO reviews our capital position quarterly. As part of its review, the ALCO considers: (i) the current and expected capital requirements, including the maintenance of capital ratios in excess of minimum regulatory guidelines; (ii) potential changes in the market value of our securities due to interest rate changes and effect on capital; (iii) projected organic and inorganic asset growth; (iv) the anticipated level of net earnings and capital position, taking into account the projected asset/liability position and exposure to changes in interest rates; (v) significant deteriorations in asset quality; and (vi) the source and timing of additional funds to fulfill future capital requirements.

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

On August 30, 2018, the Federal Reserve enacted changes to Regulation Y to increase the threshold to qualify as a small holding company from $1 billion to $3 billion. As a result, and for the foreseeable future, the Company will not be subject to capital ratio computations and limitations on dividends. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Riverview Bank, for payment of dividends to stockholders. The Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. As a result, new risk-based capital rules became effective January 1, 2015 requiring us to maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer is phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. The phased in minimum ratios for 2018 include a common equity Tier 1 to risk-weighted assets ratio of 6.375%, Tier 1 capital to risk-weighted assets ratio of 7.875% and a Total capital to risk-weighted assets ratio of 9.875%. For a further discussion of the incorporation of the revised regulatory requirements into the prompt corrective action framework, refer to the section entitled, “Supervision and Regulatory – Risk-Based Capital Requirements,” in Part I of this Annual Report.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of depositors’ accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. The Bank’s Tier I and total risk-based capital ratios are strong and have consistently exceeded the well capitalized regulatory capital ratios of 8.0% and 10.0% required for well capitalized institutions. The Bank’s ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 10.7% at December 31, 2018, and 9.7% at December 31, 2017. The total risk-based capital ratio was 11.4% at December 31, 2018 and 10.4% at December 31, 2017. In addition, the Bank is required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio in order to be considered well capitalized of 6.5% at December 31, 2018 and 2017. The Bank’s common equity Tier I capital to risk-weighted assets ratio was 10.7% at December 31, 2018 and 9.7% at December 31, 2017. The Bank’s Leverage ratio, which equaled 8.4% at December 31, 2018, and 7.9% at December 31, 2017, exceeded the minimum of 5.0% for well capitalized adequacy purposes. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at December 31, 2018 and 2017. There are no conditions or negative events since this notification that we believe have changed the Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

Stockholders’ equity was $113.9 million, or $12.49 per share, at December 31, 2018, and $106.3 million, or $11.72 per share, at December 31, 2017. Stockholders’ equity increased primarily due to the retention of earnings during 2018. Average stockholders’ equity to average total assets equaled 9.61% in 2018 and 9.37% in 2017. We declared dividends of $0.30 per share in 2018 and $0.55 in 2017. The dividend payout ratio, dividends declared as a percent of net income (loss), equaled 25.2% in 2018 and (0.66)% in 2017.

Review of Financial Performance:

For the year ended December 31, 2018, Riverview reported net income of $10.9 million, or $1.19 per basic and diluted weighted average common share, compared to a net loss of $4.9 million, or $(0.91) per basic and diluted weighted average common share, for the year-ended December 31, 2017. Return on average assets and return on average equity were 0.94% and 9.81% for the year ended December 31, 2018 and (0.65)% and (6.97)% for the year ended December 31, 2017.

The merger with CBT had a significant impact on the results of operations. The merger of equals between Riverview and CBT was accounted for using the acquisition method of accounting and adjusted the acquired assets and liabilities assumed of CBT to fair value as of the acquisition date. Accordingly, the results for the year ended December 31, 2018, include the operating results of Riverview and CBT for the entire year and while the operating results for the year ended December 31, 2017 include the operating results Riverview for the entire year and CBT since October 1, 2017. All prior period information represents the results of Riverview and, consequently, comparisons may not be particularly meaningful. The results for the year ended December 31, 2018 include pre-tax merger expenses of approximately $553. Pre-tax merger related expenses amounted to $3,674 in 2017.

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

Net interest income changes due to rate and volume

	2018 vs 2017			2017 vs 2016
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$21,259	$4,774	$16,485	$8,909	$441	$8,468
Tax-exempt	268	(183)	451	226	(237)	463
Investments:
Taxable	118	(181)	299	220	(37)	257
Tax-exempt	60	(124)	184	(150)	(56)	(94)
Interest-bearing deposits	454	150	304	67	50	17
Federal funds sold	8	9	(1)	10	3	7

Total interest income	22,167	4,445	17,722	9,282	164	9,118

Interest expense:
Money market accounts	282	168	114	654	302	352
NOW accounts	1,049	415	634	260	194	66
Savings accounts	(50)	(86)	36	34	(32)	66
Time deposits	2,419	558	1,861	748	367	381
Short-term borrowings	(200)	65	(265)	146	108	38
Long-term debt	345	248	97	106	110	(4)

Total interest expense	3,845	1,368	2,477	1,948	1,049	899

Net interest income	$18,322	$3,077	$15,245	$7,334	$(885)	$8,219

For the years ended December 31, tax-equivalent net interest income was $44,221 in 2018 and $25,899 in 2017. The improvement in net interest income was a result of both favorable rate and volume variances caused primarily by assets acquired and liabilities assumed from the merger. Total tax-equivalent interest income increased $22,167 offset partially by an increase in total interest expense of $3,845, which resulted in a total improvement in tax-equivalent net interest income of $18,322.

An overall favorable rate variance resulted from an increase in the tax-equivalent yield on earning assets that exceeded an increase in the cost of funds. As a result, tax-equivalent net interest income increased $3,077 due to changes in earning asset yields, and fund costs comparing 2018 and 2017. The tax-equivalent yield on earning assets improved 59 basis points to 4.95% in 2018 from 4.36% in 2017, resulting in an increase in interest income of $4,445. The tax-equivalent yield on the loan portfolio increased 68 basis points to 5.27% in 2018 from 4.59% in 2017 and resulted in an improvement in interest income of $4,591. The recognition of fair value accretion on acquired CBT loans more than offset lower reinvestment rates on originated loans in 2018. The tax-equivalent yield on the investment portfolio decreased 35 basis points to 2.84% in 2018 from 3.19% in 2017 as a result of the inclusion of the investments of CBT, which were shorter terms and lower yielding as compared to Riverview’s investments.

The favorable rate variance in earning asset yields was offset by an increase of 20 basis points in fund costs to 0.91% in 2018 from 0.71% in 2017. The increase in the fund costs accounted for a $1,368 increase in interest expense in 2018. We experienced increases in the rates paid on all major categories of interest-bearing deposits with the exception of savings accounts. Specifically, the cost of money market accounts increased 15 basis points resulting in an addition to interest expense of $168 comparing 2018 and 2017. The cost of NOW accounts increased 20 basis points and caused interest expense to increase $415. With regard to time deposits, the average rate paid for time deposits increased 27 basis points resulting in a $558 increase in interest expense. Savings account costs declined six basis points resulting in a $86 decline in interest expense. The average rate paid on short-term borrowings increased 47 basis points in line with the change in the federal funds rate causing interest expense on these borrowings to increase $65. Long-term debt costs increased by 2.02% with a resulting increase to interest expense of $248 for 2018.

The growth in average earning assets of $366.6 million exceeded that of average interest-bearing liabilities of $292.2 million, resulting in additional tax-equivalent net interest income of $15,245. Average earning assets increased to $1,055.3 million in 2018 from $688.7 million in 2017 and accounted for a $17,722 increase in tax-equivalent interest income. Average loans, net increased $331.4 million, which caused tax-equivalent loan interest income to increase $16,936. Average investments increased $15.9 million, resulting in an increase in interest income of $483. Average interest-bearing deposits in other banks increased $19.4 million, resulting in an increase in interest income of $150.

Average interest-bearing liabilities rose $292.2 million to $871.7 million in 2018 from $579.5 million in 2017 causing interest expense to increase $2,477. Average interest-bearing transaction accounts, including money market, NOW and savings accounts grew $162.6 million, which in aggregate caused a $784 increase in interest expense. Time deposits averaged $144.6 million more in 2018 and caused interest expense to increase $1,861. Average short-term borrowings were $17.3 million less and lowered interest expense by $265, while long-term debt averaged $2.2 million more and increased interest expense by $97 comparing 2018 and 2017.

The average balances of assets and liabilities, corresponding interest income and expense, and resulting average yields or rates paid are summarized as follows. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis using the prevailing federal statutory tax rates in 2018 and 2017.

Summary of net interest income

	2018			2017
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Earning assets:
Loans:
Taxable	$892,331	$47,733	5.35%	$574,116	$26,474	4.61%
Tax-exempt	36,120	1,177	3.26	22,973	909	3.96
Investments:
Taxable	79,731	2,276	2.85	69,707	2,158	3.10
Tax-exempt	14,519	405	2.79	8,670	345	3.98
Interest-bearing deposits	31,307	575	1.84	11,901	121	1.02
Federal funds sold	1,285	20	1.56	1,367	12	0.88

Total earning assets	1,055,293	52,186	4.95%	688,734	30,019	4.36%
Less: allowance for loan losses	6,436			4,704
Other assets	104,019			67,897

Total assets	$1,152,876			$751,927

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$118,175	1,113	0.94%	$104,698	831	0.79%
NOW accounts	273,953	1,709	0.62	158,504	660	0.42
Savings accounts	148,441	115	0.08	114,731	165	0.14
Time deposits	316,418	4,252	1.34	171,834	1,833	1.07
Short-term borrowings	1,799	30	1.67	19,106	230	1.20
Long-term debt	12,912	746	5.78	10,669	401	3.76

Total interest-bearing liabilities	871,698	7,965	0.91%	579,542	4,120	0.71%
Noninterest-bearing deposits	159,751			94,906
Other liabilities	10,692			7,003
Stockholders’ equity	110,735			70,476

Total liabilities and stockholders’ equity	$1,152,876			$751,927

Net interest income/spread		$44,221	4.04%		$25,899	3.65%

Net interest margin			4.19%			3.76%
Tax-equivalent adjustments:
Loans		$247			$309
Investments		85			117

Total adjustments		$332			$426

	2016
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Earning assets:
Loans:
Taxable	$390,668	$17,565	4.50%
Tax-exempt	12,335	683	5.54
Investments:
Taxable	61,439	1,939	3.16
Tax-exempt	10,904	495	4.54
Interest-bearing deposits	9,440	53	0.56
Federal funds sold	489	2	0.41

Total earning assets	485,275	20,737	4.27%
Less: allowance for loan losses	3,849
Other assets	54,023

Total assets	$535,449

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$46,410	177	0.38%
NOW accounts	137,484	400	0.29
Savings accounts	74,814	131	0.18
Time deposits	131,343	1,085	0.83
Short-term borrowings	14,063	84	0.60
Long-term debt	10,824	295	2.73

Total interest-bearing liabilities	414,938	2,172	0.52%
Noninterest-bearing deposits	70,456
Other liabilities	6,638
Stockholders’ equity	43,417

Total liabilities and stockholders’ equity	$535,449

Net interest income/spread		$18,565	3.75%

Net interest margin			3.83%
Tax-equivalent adjustments:
Loans		$232
Investments		169

Total adjustments		$401

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Loan fees are included in interest income on loans.

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $615 in 2018 and $2,734 in 2017. The primary causes for the decrease were improvement in the credit quality of the portfolio and a $62.8 million reduction in loan balance in 2018. Based on our most recent evaluation at December 31, 2018, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Noninterest income increased $4,469, or 101.3%, to $8,880 in 2018 from $4,411 in 2017. The primary reason for the significant increase was a result of the acquisition of CBT during the fourth quarter of 2017. Most of the categories of noninterest income increased with the exception wealth management income, mortgage banking income and net gains on sale of investment securities.

Service charges, fees and commissions increased to $5,697 in 2018 from $2,037 in 2017. Commissions and fees on fiduciary activities increased $571 as a result of adding a sizable trust department from CBT in the fourth quarter of 2017. Income from investments in bank owned life insurance increased to $776 in 2018 from $449 in 2017.

Noninterest Expense:

In general, noninterest expense is categorized into three main groups, salary and employee benefit expense, occupancy and equipment expense and other expenses. Salary and employee benefit expenses are costs associated with providing salaries, employer payroll taxes and benefits to our employees. Occupancy and equipment expenses, or the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, insurance, common area maintenance expenses, and utility costs. Other expenses include general operating expenses such as marketing, other taxes, stationery and supplies, contractual services, insurance, including FDIC assessment and loan collection costs. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense

Year ended December 31	2018	2017	2016
Salaries and employee benefits expense:
Salaries and payroll taxes	$18,759	$13,313	$7,705
Employee benefits	3,305	1,883	1,556

Salaries and employee benefits expense	22,064	15,196	9,261

Occupancy and equipment expenses:
Occupancy expense	2,472	1,849	1,415
Equipment expense	1,681	1,422	750

Occupancy and equipment expenses	4,153	3,271	2,165

Other expenses:
Amortization of intangible assets	867	538	340
Net cost of operating other real estate	48	172	331
Advertising	647	456	248
Professional fees	892	1,503	578
FDIC insurance and assessments	609	443	387
Telecommunications and processing fees	4,436	1,884	1,365
Director fees	685	705	344
Bank shares tax	736	372	215
Stationary and supplies	497	344	265
Other	3,291	3,676	1,830

Other expenses	12,708	10,093	5,903

Total noninterest expense	$38,925	$28,560	$17,329

Noninterest expense was $38,925 for the year ended December 31, 2018 compared to $28,560 for the year ended December 31, 2017. Merger related expenses included in noninterest expense were $553 in 2018 and $3,674 in 2017. All categories of noninterest expense were impacted by the inclusion of CBT effective October 1, 2017.

Salaries and employee benefits expense constitute the majority of our noninterest expenses, accounting for 56.7% of total noninterest expense. Salaries and employee benefits expense increased $6,868, or 45.2%, to $22,064 in 2018 from $15,196 in 2017. Salaries and payroll taxes increased $5,446 while employee benefits expense increased $1,422. The addition of CBT and related costs account for the majority of the increase in salaries and employee benefits costs.

Occupancy and equipment expense increased $882, or 27.0%, to $4,153 in 2018 from $3,271 in 2017. Specifically, building-related costs increased $623, while equipment-related costs increased $259. Additions to leased facilities for newly opened community banking offices along with offices to support the lending teams and the addition of CBT occupancy expenses were primarily responsible for the increase in occupancy and equipment costs.

Other expenses increased $2,615, or 25.9%, to $12,708 in 2018 from $10,093 in 2017. The increase along most categories of other expenses were a direct result of the business combination with CBT.

Income Taxes:

Our income tax expense was $2,371 in 2018 compared to $3,501 in 2017. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the highest U.S. corporate tax rate from the current rate of 35% to 21%, effective January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in an additional charge of $3,888 to 2017 income tax expense in continuing operations and a corresponding reduction in the net deferred tax assets. The Company’s tax expense was also influenced by tax-exempt income on loans and investments, bank owned life insurance investment income and investment tax credits related to our limited partnership investment in a low- to moderate-income residential housing program, which allow us to mitigate our tax burden.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Riverview Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Riverview Financial Corporation (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2016.

Gaithersburg, Maryland

March 14, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Riverview Financial Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Riverview Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Riverview Financial Corporation as of December 31, 2018 and 2017, and for each of the years in the two years ended December 31, 2018, and our report dated March 14, 2019, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Dixon Hughes Goodman LLP

Gaithersburg, Maryland

March 14, 2019

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

December 31	2018	2017
Assets:
Cash and due from banks	$16,708	$9,413
Interest-bearing deposits in other banks	37,108	16,373
Investment securities available-for-sale	104,677	93,201
Loans held for sale	637	254
Loans, net	893,184	955,971
Less: allowance for loan losses	6,348	6,306

Net loans	886,836	949,665
Premises and equipment, net	18,208	18,631
Accrued interest receivable	3,010	3,237
Goodwill	24,754	24,754
Intangible assets	3,509	4,376
Other assets	42,156	43,703

Total assets	$1,137,603	$1,163,607

Liabilities:
Deposits:
Noninterest-bearing	$162,574	$155,895
Interest-bearing	842,019	870,585

Total deposits	1,004,593	1,026,480
Short-term borrowings		6,000
Long-term debt	6,892	13,233
Accrued interest payable	484	468
Other liabilities	11,724	11,170

Total liabilities	1,023,693	1,057,351

Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares, issued and outstanding: 2018; 9,121,555 shares; 2017; 9,069,363 shares	101,134	100,476
Capital surplus	332	423
Retained earnings	15,063	6,936
Accumulated other comprehensive loss	(2,619)	(1,579)

Total stockholders’ equity	113,910	106,256

Total liabilities and stockholders’ equity	$1,137,603	$1,163,607

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

Year Ended December 31	2018	2017
Interest income:
Interest and fees on loans:
Taxable	$47,733	$26,474
Tax-exempt	930	600
Interest and dividends on investment securities:
Taxable	2,276	2,155
Tax-exempt	320	228
Dividends		3
Interest on interest-bearing deposits in other banks	575	121
Interest on federal funds sold	20	12

Total interest income	51,854	29,593

Interest expense:
Interest on deposits	7,189	3,489
Interest on short-term borrowings	30	230
Interest on long-term debt	746	401

Total interest expense	7,965	4,120

Net interest income	43,889	25,473
Provision for loan losses	615	2,734

Net interest income after provision for loan losses	43,274	22,739

Noninterest income:
Service charges, fees and commissions	5,697	2,037
Commission and fees on fiduciary activities	915	344
Wealth management income	811	832
Mortgage banking income	641	660
Bank owned life insurance investment income	776	449
Net gain on sale of investment securities available-for-sale	40	89

Total noninterest income	8,880	4,411

Noninterest expense:
Salaries and employee benefits expense	22,064	15,196
Net occupancy and equipment expense	4,153	3,271
Amortization of intangible assets	867	538
Net cost of operating other real estate	48	172
Other expenses	11,793	9,383

Total noninterest expense	38,925	28,560

Income (loss) before income taxes	13,229	(1,410)
Income tax expense	2,371	3,501

Net income (loss)	10,858	(4,911)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(1,012)	1,471
Reclassification adjustment for net gain on sales included in net income	(40)	(89)
Change in pension liability	(265)	(54)
Income tax expense (benefit) related to other comprehensive loss	(277)	451

Other comprehensive income (loss), net of income taxes	(1,040)	877

Comprehensive income (loss)	$9,818	$(4,034)

Per share data:
Net income (loss):
Basic	$1.19	$(0.91)
Diluted	$1.19	$(0.91)
Average common shares outstanding:
Basic	9,096,142	5,260,537
Diluted	9,148,297	5,260,537
Dividends declared	$0.30	$0.55

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

For the two years ended December 31, 2018	Preferred Stock		Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017			$29,052	$220	$14,845	$(2,197)	$41,920
Net loss					(4,911)		(4,911)
Other comprehensive income, net of income taxes						877	877
Compensation cost of option grants				203			203
Issuance of 269,885 common shares			2,658				2,658
Issuance of 1,348,809 preferred shares		$13,283					13,283
Preferred shares converted into common shares		(13,283)	13,283
Issuance under ESPP, 401k and Dividend Reinvestment plans: 40,032 shares			504				504
Exercise of stock options: 38,833 shares			411				411
Tax Cuts and Jobs Act reclassification from other comprehensive income to retained earnings					259	(259)
Dividends declared: $0.55 per share					(3,257)		(3,257)
Issuance of 4,133,945 shares in fair value of consideration exchanged in merger			54,568				54,568

Balance, December 31, 2017	$		$100,476	$423	$6,936	$(1,579)	$106,256

Net income					10,858		10,858
Other comprehensive loss, net of income taxes						(1,040)	(1,040)
Compensation cost of option grants				9			9
Issuance under ESPP, 401k and Dividend Reinvestment plans: 40,791 shares			517				517
Exercise of stock options: 11,401 shares			141	(100)			41
Dividends declared: $0.30 per share					(2,731)		(2,731)

Balance, December 31, 2018	$		$101,134	$332	$15,063	$(2,619)	$113,910

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31	2018	2017
Cash flows from operating activities:
Net income (loss)	$10,858	$(4,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,219	702
Provision for loan losses	615	2,734
Stock based compensation	9	203
Net amortization of investment securities available-for-sale	824	540
Net cost of operation of other real estate owned	48	172
Net gain on sale of investment securities available-for-sale	(40)	(89)
Amortization of purchase adjustment on loans	(5,191)	(895)
Amortization of intangible assets	867	538
Deferred income taxes	2,340	3,501
Proceeds from sale of loans originated for sale	23,967	29,602
Net gain on sale of loans originated for sale	(641)	(660)
Loans originated for sale	(23,709)	(28,544)
Bank owned life insurance investment income	(776)	(449)
Net change in:
Accrued interest receivable	227	(617)
Other assets	568	(1,851)
Accrued interest payable	16	20
Other liabilities	554	(669)

Net cash provided by (used in) operating activities	11,755	(673)

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(30,981)
Proceeds from repayments	12,844	5,760
Proceeds from sales	4,825	18,952
Proceeds from the sale of other real estate owned	174	767
Net decrease in restricted equity securities	252	859
Net (increase) decrease in loans	66,698	(163,790)
Net cash acquired in business combination		32,022
Business disposition (acquisitions), net of cash		329
Purchases of premises and equipment	(1,115)	(1,008)
Proceeds from sale of equipment		19
Purchase of bank owned life insurance	(21)	(5,023)

Net cash provided by (used in) investing activities	52,676	(111,113)

Cash flows from financing activities:
Net increase (decrease) in deposits	(21,887)	135,075
Net decrease in short-term borrowings	(6,000)	(25,500)
Repayment of long-term debt	(6,341)	(5,322)
Proceeds from long-term debt		600
Issuance under DRP, 401k and ESPP plans	517	504
Issuance of common stock		15,941
Proceeds from exercise of options	41	411
Cash dividends paid	(2,731)	(3,257)

Net cash provided by (used in) financing activities	(36,401)	118,452

Net increase in cash and cash equivalents	28,030	6,666
Cash and cash equivalents - beginning	25,786	19,120

Cash and cash equivalents - ending	$53,816	$25,786

Supplemental disclosures:
Cash paid during the period for:
Interest	$7,949	$3,844
Federal income taxes	$300
Noncash items from investing activities:
Other real estate acquired in settlement of loans	$707	$358
Acquisition:
Assets acquired excluding cash:
Investment securities available-for-sale		$43,869
Loans, net		382,461
Accrued interest receivable		894
Premises and equipment		6,143
Other assets		21,730
Liabilities assumed:
Deposits		438,845
Long-term debt		6,801
Accrued interest payable		256
Other liabilities		$6,323

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

Riverview Bank, with 28 full service offices and four limited purpose offices, is a full-service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small to medium sized businesses in the Pennsylvania market areas of Berks, Blair, Centre, Clearfield, Dauphin, Huntingdon, Lebanon, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Investment securities:

Investment securities are classified and accounted for as either held-to-maturity, available-for-sale, or trading account securities based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held-to maturity when management has the positive intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available-for-sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders’ equity. Estimated fair values for investment securities are based on market prices from a national pricing service. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized, and discounts are accreted using the interest method over the contractual lives of investment securities. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Trading account securities are carried at market value. Interest on trading account securities is included in interest income. Profits or losses on trading account securities are included in noninterest income. All of the Company’s investment securities were classified as available-for-sale in 2018 and 2017. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

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

Nonperforming assets:

Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans include nonaccrual loans, troubled debt restructured loans and accruing loans past due 90 days or more. Past due status is based on contractual terms of the loan. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals are discontinued, and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to the principal balance. Interest earned that would have been recognized is credited to income over the remaining life of the loan using the effective yield method if the nonaccrual loan is returned to performing status. A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed according to the contractual terms for a minimum of six months.

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

Allowance for loan losses:

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses account is maintained through a provision for loan losses charged to earnings. Loans, or portions of loans, determined to be confirmed losses are charged against the allowance account and subsequent recoveries, if any, are credited to the account. A loss is considered confirmed when information available at the financial statement date indicates the loan, or a portion thereof, is uncollectible. Nonaccrual, troubled debt restructured, and loans deemed impaired at the time of acquisition are reviewed monthly to determine if carrying value reductions are warranted or if these classifications should be changed. Consumer loans are considered losses and charged-off when they are 120 days past due.

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

Management revised its calculation for, and application of, qualitative factors applied to their identified segments of homogenous loan pools. Prior to the fourth quarter of 2018, management calculated separate and distinct qualitative factors for Riverview Bank and each of its three purchased portfolios as a result of loans previously acquired in business combinations. Management determined that it would calculate qualitative factors on a weighted average basis combined for Riverview Bank and all purchased portfolios for each identified segment of homogenous loan pools. This had the impact of reducing the overall rate of qualitative adjustment to historical losses but was offset by an increased level of reserve on acquired performing loans as a result of normal accretion of acquisition related fair value marks. This change in methodology did not have a material impact on the amount of the allowance for loan losses at December 31, 2018, the date of the change, as compared to the prior methodology.

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

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses as of December 31, 2018.

Premises and equipment, net:

Land is stated at cost. Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. The cost of routine maintenance and repairs is expensed as incurred. The cost of major replacements, renewals and betterments is capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are eliminated, and any resulting gain or loss is reflected in noninterest income. Depreciation and amortization are computed principally using the straight-line method based on the following estimated useful lives of the related assets, or in the case of leasehold improvements, to the expected terms of the leases, if shorter:

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

Goodwill and other intangible assets are tested for impairment annually during the fourth quarter of each year or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the two-years ended December 31, 2018.

Restricted equity securities:

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”) and Atlantic Community Bankers Bank (“ACBB”), the Company is required to purchase and hold stock in these entities to satisfy membership and borrowing requirements. This stock is restricted in that it can only be redeemed by these entities or to another member institution and all redemptions of stock must be at par. As a result of these restrictions, restricted equity stock is unlike other investment securities as there is no trading market in it and the transfer price is determined by the FHLB-Pgh and ACBB membership rules and not by market participants. Therefore, it is accounted for at historical cost and evaluated for impairment. The carrying value of restricted stock is included in other assets.

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

Loans held for sale: The fair values of loans held for sale are based upon current delivery prices in the secondary mortgage market.

Net Loans: At December 31, 2018, the exit price observations are obtained from an independent third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation is based on the probability of default, loss given default, recovery delay, prepayment, and discount rate assumptions. The new methodology is a result of the adoption of ASU No. 2016-01.

At December 31, 2017, for adjustable-rate loans that reprice frequently and with no significant credit risk, fair values are based on carrying values. The fair values of other non-impaired loans are estimated using discounted cash flow analysis, using interest rates currently offered in the market for loans with similar terms to borrowers of similar credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral values, where applicable.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at December 31, 2018 and December 31, 2017.

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2018 and 2017 was $647 and $456, respectively.

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

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2018.

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

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2015.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at December 31, 2018 and 2017 are as follows:

December 31	2018	2017
Net unrealized gain (loss) on investment securities available-for-sale	$(2,183)	$(1,131)
Income tax expense (benefit)	(458)	(238)

Net of income taxes	(1,725)	(893)

Benefit plan adjustments	(1,132)	(869)
Income tax expense (benefit)	(238)	(183)

Net of income taxes	(894)	(686)

Accumulated other comprehensive loss	$(2,619)	$(1,579)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2018 and 2017 are as follows:

Year ended December 31	2018	2017
Unrealized gain (loss) on investment securities available-for-sale	$(1,012)	$1,471

Net (gain) loss on the sale of investment securities available-for-sale (1)	(40)	(89)

Benefit plans:
Amortization of actuarial loss (gain)(2)	81	49
Actuarial (loss) gain	(346)	(103)

Net change in benefit plan liabilities	(265)	(54)

Other comprehensive income (loss) gain before taxes	(1,317)	1,328
Income tax expense (benefit)	(277)	451

Other comprehensive income (loss)	$(1,040)	$877

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)

Represents amounts reclassified out of accumulated comprehensive income and included in the computation of net periodic pension expense. Refer to Note 15 included in these consolidated financial statements.

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

The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2018 and 2017:

For the Year Ended December 31	2018	2017
Numerator:
Net income (loss)	$10,858	$(4,911)
Dividends on preferred stock		(371)

Net income (loss) available to common stockholders	10,858	(5,282)
Undistributed income (loss) allocated to preferred stockholders		475

Income (loss) allocated to common stockholders	$10,858	$(4,807)

Denominator:
Basic	9,096,142	5,260,537
Dilutive options	52,155

Diluted	9,148,297	5,260,537

Earnings per share:
Basic	$1.19	$(0.91)
Diluted	$1.19	$(0.91)

Common stock equivalents outstanding that are anti-dilutive and thus excluded from the calculation of the diluted number of shares represented above were 43,350 in 2018 and 298,246 in 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments in this Update corrects inconsistencies in the guidance and clarifies how to apply certain provisions of the lease standard. The amendments target 16 issues including: residual value guarantees; rate implicit in the lease; lessee reassessment of lease classification; lessor reassessment of lease term and purchase option; variable lease payments that depend on an index or a rate; investment tax credits; lease term and purchase option; transition guidance for amounts previously recognized in business combinations; recognition of certain transition adjustments in earnings rather than equity; transition guidance for leases previously classified as capital leases under Topic 840; transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840; transition guidance for sale and leaseback transactions; impairment of net investment in the lease; unguaranteed residual asset; effect of initial direct costs on rate implicit in the lease; and failed sale and leaseback transaction. In July 2018, the FASB also issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”. This amendment provides an optional transition method for adopting the new leases guidance in Topic 842 that will eliminate comparative period reporting under the new guidance in the year of adoption. This option addresses preparer feedback about the related costs of presenting comparative periods under Topic 842. Under the optional transition method, only the most recent period presented will reflect the adoption of Topic 842 with a cumulative-effect adjustment to the opening balance of retained earnings, and the comparative prior periods will be reported under the previous guidance in Topic 840. In addition, the ASU offers lessors a practical expedient that mirrors the practical expedient already provided to lessees in ASU 2016-02, “Leases (Topic 842).” The new practical expedient will allow lessors to elect, by class of underlying asset, to not separate non-lease components from the associated lease component when specified conditions are met. Examples of non-lease components include equipment maintenance services, common area maintenance services in real estate, or other goods or services provided to the lessee apart from the right to use the underlying asset. The practical expedient must be applied consistently for all lease contracts. In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842)—Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Upon adoption of ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we expect to recognize right-of-use assets and related lease liabilities totaling $3,719. We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases, as defined by related accounting guidance. We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet. We expect to utilize the transition approach prescribed by ASU 2018-11. The adoption of the guidance on January 1, 2019, is not expected to have a significant impact on the Company’s financial position or operating results.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. In November 2018, the FASB issued ASU No. 2018-19—Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. During the third quarter of 2018, we selected a vendor-based solution and are currently collecting and reviewing loan data for use in this model. The Company is currently assessing the impact that this new guidance will have on its consolidated financial statements.

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

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. ASU 2016-20 updates the new revenue standard by clarifying issues that have arisen from ASU 2014-09, but does not change the core principle of the new standard. The issues addressed in this ASU include: (i) Loan guarantee fees; (ii) Impairment testing of contract costs; (iii) Interaction of impairment testing with guidance in other topics; (iv) Provisions for losses on construction-type and production-type contracts; (v) Scope of Topic 606; (vi) Disclosure of remaining performance obligations; (vii) Disclosure of prior-period performance obligations; (viii) Contract modifications; (ix) Contract asset vs. receivable; (x) Refund liability; (xi) Advertising costs; (xii) Fixed-odds wagering contracts in the casino industry; and (xiii) Cost capitalization for advisors to private funds and public funds. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, and interchange fees. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The adoption of ASU 2016-20 and 2014-09 did not have a material effect on our consolidated financial statements. See Note 14 Revenue Recognition for more information.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The ASU clarifies the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material effect on our consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Topic 310), Premium Amortization on Purchased Callable Debt Securities”. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of ASU No. 2017-08 to have a material effect on our consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The amendments in the Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2017-12 to have a material effect on our consolidated financial statements.

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

In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin [SAB] No. 118”. The ASU adds seven paragraphs to ASC 740, Income Taxes, that contain SEC guidance related to SAB 118 codified as SEC SAB Topic 5.EE, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”). The adoption of ASU No. 2018-05 did not have a material effect on our consolidated financial statements.

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

The acquired assets and assumed liabilities were measured at fair value as of the acquisition date. In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition. As of October 1, 2017, goodwill totaled $19,675, which is equal to the excess of the consideration transferred over the fair value of the identifiable net assets acquired in connection with the merger. Goodwill recorded in the Merger resulted from the expected synergies of the combined operations of the newly merged entities as well as intangibles that do not qualify for separate recognition such as the acquired workforce. There was no tax-deductible goodwill in the transaction.

Purchase Price Consideration in Common Stock:
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

Gross amortized cost basis at October 1, 2017	$393,821
Interest rate fair value adjustment on pools of homogeneous loans	2,356
Credit fair value adjustment on pools of homogeneous loans	(5,627)
Credit and interest fair value adjustment on purchased credit impaired loans	(8,089)

Fair value of acquired loans at October 1, 2017	$382,461

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

A summary of merger related costs included in the consolidated statements of income for the years ended December 31, 2018 and 2017 are summarized as follows:

December 31	2018	2017
Accounting		$119
Legal and consulting	$49	623
Salaries and benefits	220	1,779
Equipment disposition and contract termination	3	634
System conversion/deconversion costs	71	368
Other	210	151

Total	$553	$3,674

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

Year ended December 31,	2017
Net interest income after loan loss provision	$36,187
Noninterest income	7,871
Noninterest expense	39,092

Net income	$4,966

Net income per share	$0.95

3. Cash and due from banks:

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank. There was no required reserve at December 31, 2018. The required reserve was $12,336 at December 31, 2017. In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services. The Bank maintains balances with correspondent banks that may exceed federal insured limits, which management considers to be a normal business risk.

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at December 31, 2018 and 2017 are summarized as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$34,025	$145	$892	$33,278
Tax-exempt	12,970	2	196	12,776
Mortgage-backed securities:
U.S. Government agencies	23,715	61	106	23,670
U.S. Government-sponsored enterprises	26,635	11	451	26,195
Corporate debt obligations	9,515		757	8,758

Total	$106,860	$219	$2,402	$104,677

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$35,352	$334	$684	$35,002
Tax-exempt	16,325	47	64	16,308
Mortgage-backed securities:
U.S. Government agencies	22,908	3	94	22,817
U.S. Government-sponsored enterprises	10,218	19	148	10,089
Corporate debt obligations	9,529		544	8,985

Total	$94,332	$403	$1,534	$93,201

The Company had a net unrealized loss of $1,725, net of deferred income taxes of $458 at December 31, 2018, and a net unrealized loss of $893, net of deferred income taxes of $238 at December 31, 2017. Proceeds from the sale of investment securities available-for-sale amounted to $4,825 in 2018. Gross gains of $40 and no gross losses were realized from the sale of securities in 2018. The income tax provision applicable to net realized gains amounted to $8 in 2018. In 2017, proceeds from the sale of investment securities available-for-sale amounted to $18,952, with gross gains of $166 and gross losses of $77 realized from the sale.

The maturity distribution of the fair value, which is the net carrying amount of the debt securities classified as available-for-sale at December 31, 2018, is summarized as follows:

December 31, 2018	Fair Value
Within one year	$2,283
After one but within five years	4,702
After five but within ten years	13,959
After ten years	33,868

54,812
Mortgage-backed securities	49,865

Total	$104,677

Securities with a carrying value of $71,797 and $93,201 at December 31, 2018 and 2017, respectively, were pledged to secure public deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2018 and December 31, 2017, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at December 31, 2018 and 2017, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$2,300	$4	$22,943	$888	$25,243	$892
Tax-exempt	1,950	32	9,556	164	11,506	196
Mortgage-backed securities:
U.S. Government agencies	7,862	66	1,216	40	9,078	106
U.S. Government-sponsored enterprises	18,110	163	7,133	288	25,243	451
Corporate debt obligations			8,758	757	8,758	757

Total	$30,222	$265	$49,606	$2,137	$79,828	$2,402

	Less Than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$4,757	$30	$20,185	$654	$24,942	$684
Tax-exempt	10,506	64			10,506	64
Mortgage-backed securities:
U.S. Government agencies	16,746	87	193	7	16,939	94
U.S. Government-sponsored enterprises	4,294	23	4,174	125	8,468	148
Corporate debt obligations	3,800	200	5,185	344	8,985	544

Total	$40,103	$404	$29,737	$1,130	$69,840	$1,534

The Company had 92 investment securities, consisting of 39 taxable state and municipal obligations, 22 tax-exempt municipal obligations, four corporate obligations and 27 mortgage-backed securities that were in unrealized loss positions at December 31, 2018. Of these securities, 35 taxable state and municipal obligations, 19 tax-exempt municipal obligations, four corporate obligations and 13 mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities as a result of changes in interest rates to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider any of the unrealized losses to be OTTI at December 31, 2018.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2018 and 2017 are summarized as follows. Net deferred loan costs were $1,026 and $863 at December 31, 2018 and 2017, respectively.

December 31	2018	2017
Commercial	$122,919	$140,116
Real estate:
Construction	39,556	34,405
Commercial	497,597	526,230
Residential	221,115	240,626
Consumer	11,997	14,594

Total	$893,184	$955,971

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $9,555 and $9,465 at December 31, 2018 and 2017, respectively. Advances and repayments during 2018, totaled $1,096 and $1,006, respectively. As a result of the merger, the composition of the individuals considered related parties at December 31, 2017 changed. Loan balances totaling $5,244 were removed for individuals no longer considered related parties and $6,387 was included for individuals added as related parties in 2017. There were no related party loans that were classified as nonaccrual, past due, or restructured or considered a potential credit risk at December 31, 2018 and 2017.

At December 31, 2018, the majority of the Company’s loans were at least partially secured by real estate located in Central and Southwestern Pennsylvania. Therefore, a primary concentration of credit risk is directly related to the real estate market in these areas. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the years ended December 31, 2018 and 2017 are summarized as follows:

		Real Estate
December 31, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2018	$1,206	$379	$2,963	$1,340	$37	$381	$6,306
Charge-offs	(206)			(104)	(437)		(747)
Recoveries	11		6	31	126		174
Provisions	151	25	329	19	324	(233)	615

Ending balance	$1,162	$404	$3,298	$1,286	$50	$148	$6,348

		Real Estate
December 31, 2017	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$629	$160	$2,110	$789	$44		$3,732
Charge-offs	(43)	(78)		(38)	(58)		(217)
Recoveries	5		10	17	25		57
Provisions	615	297	843	572	26	$381	2,734

Ending balance	$1,206	$379	$2,963	$1,340	$37	$381	$6,306

The allocation of the allowance for loan losses and the related loans by major classifications of loans at December 31, 2018 and December 31, 2017 is summarized as follows:

			Real Estate
December 31, 2018	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,162		$404		$3,298		$1,286		$50		$148		$6,348

Ending balance: individually evaluated for impairment		382				78		28						488

Ending balance: collectively evaluated for impairment		780		404		3,220		1,258		50		148		5,860

Ending balance: purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$122,919		$39,556		$497,597		$221,115		$11,997	$			$893,184

Ending balance: individually evaluated for impairment		1,249				1,643		2,146						5,038

Ending balance: collectively evaluated for impairment		121,521		39,556		492,779		218,468		11,997				884,321

Ending balance: purchased credit impaired loans		$149	$			$3,175		$501	$		$			$3,825

			Real Estate
December 31, 2017	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,206		$379		$2,963		$1,340		$37		$381		$6,306

Ending balance: individually evaluated for impairment		56				76		92						224

Ending balance: collectively evaluated for impairment		1,150		379		2,887		1,248		37		381		6,082

Ending balance: purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$140,116		$34,405		$526,230		$240,626		$14,594	$			$955,971

Ending balance: individually evaluated for impairment		777				2,988		2,482						6,247

Ending balance: collectively evaluated for impairment		138,824		34,405		516,300		237,089		14,594				941,212

Ending balance: purchased credit impaired loans		$515	$			$6,942		$1,055	$		$			$8,512

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2018 and 2017:

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$109,609	$9,123	$4,187	$	$122,919
Real estate:
Construction	39,265		291		39,556
Commercial	471,364	13,106	13,127		497,597
Residential	216,218	2,126	2,771		221,115
Consumer	11,997				11,997

Total	$848,453	$24,355	$20,376	$	$893,184

December 31, 2017:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$126,506	$9,372	$4,238	$	$140,116
Real estate:
Construction	32,840	1,442	123		34,405
Commercial	497,852	15,305	13,073		526,230
Residential	234,808	2,214	3,604		240,626
Consumer	14,474	120			14,594

Total	$906,480	$28,453	$21,038	$	$955,971

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2018 and 2017. PCI loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$69	$128	$82	$279	$121,350	$1,141	$122,770
Real estate:
Construction	11	655	247	913	38,643		39,556
Commercial	467	538	170	1,175	492,545	702	494,422
Residential	4,537	1,322	290	6,149	213,579	886	220,614
Consumer	124	57	50	231	11,766		11,997

Total	$5,208	$2,700	$839	$8,747	$877,883	$2,729	$889,359

Purchased credit impaired loans							3,825

Total Loans							$893,184

	Accrual Loans
December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$1,829	$85		$1,914	$137,612	$75	$139,601
Real estate:
Construction	8			8	34,397		34,405
Commercial	2,213	152	$150	2,515	516,410	363	519,288
Residential	2,110	551	533	3,194	235,070	1,307	239,571
Consumer	149	60	9	218	14,376		14,594

Total	$6,309	$848	$692	$7,849	$937,865	$1,745	$947,459

Purchased credit impaired loans							8,512

Total Loans							$955,971

The following tables summarize information concerning impaired loans including purchase credit impaired loans as of and for the years ended December 31, 2018 and 2017, by major loan classification:

				For the Year Ended
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$149	$149		$459	$564
Real estate:
Construction
Commercial	4,284	4,284		6,382	2,846
Residential	2,466	2,466		2,875	460
Consumer

Total	6,899	6,899		9,716	3,870

With an allowance recorded:
Commercial	1,249	1,249	$382	1,117	7
Real estate:
Construction
Commercial	534	534	78	676	17
Residential	181	319	28	184	3
Consumer

Total	1,964	2,102	488	1,977	27

Commercial	1,398	1,398	382	1,576	571
Real estate:
Construction
Commercial	4,818	4,818	78	7,058	2,863
Residential	2,647	2,785	28	3,059	463
Consumer

Total	$8,863	$9,001	$488	$11,693	$3,897

				For the Year Ended
December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,107	$1,107		$1,210	$77
Real estate:
Construction
Commercial	9,399	9,399		10,164	340
Residential	3,197	3,215		2,896	149
Consumer

Total	13,703	13,721		14,270	566

With an allowance recorded:
Commercial	185	185	$56	186	1
Real estate:
Construction
Commercial	531	531	76	532	23
Residential	340	478	92	339	12
Consumer

Total	1,056	1,194	224	1,057	36

Commercial	1,292	1,292	56	1,396	78
Real estate:
Construction
Commercial	9,930	9,930	76	10,696	363
Residential	3,537	3,693	92	3,235	161
Consumer

Total	$14,759	$14,915	$224	$15,327	$602

For the years ended December 31, interest income, related to impaired loans, would have been $99 in 2018 and $77 in 2017 had the loans been current and the terms of the loans not been modified.

There were no loans modified as troubled debt restructurings for the year ended December 31, 2018. At December 31, 2018, there were 14 restructured loans totaling $2,925. At and for the year ended December 31, 2017, there were two loans modified as troubled debt restructurings and 19 restructured loans totaling $5,606.

The following tables present the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the year ended December 31, 2017. Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

December 31, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Troubled Debt Restructurings:
Residential real estate	2	$196	$173	$128

During 2018, there were two defaults on loans restructured, totaling $759, and there were five defaults on loans restructured, totaling $697 during 2017.

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

The unpaid principal balances and the related carrying amount of acquired loans as of December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018	December 31, 2017
Credit impaired purchased loans evaluated individually for incurred credit losses:
Outstanding balance	$7,491	$16,803
Carrying Amount	3,825	8,512
Other purchased loans evaluated collectively for incurred credit losses:
Outstanding balance	315,013	421,620
Carrying Amount	314,328	418,146
Total Purchased Loans:
Outstanding balance	322,504	438,423
Carrying Amount	$318,153	$426,658

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Year Ended December 31,
	2018	2017
Balance - beginning of period	$2,129	$370
Additions		2,056
Accretion recognized during the period	(3,791)	(297)
Net reclassification from non-accretable to accretable	2,241

Balance - end of period	$579	$2,129

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The allowance was $73 and $66 at December 31, 2018 and 2017, respectively.

The contractual amounts of off-balance sheet commitments at December 31, 2018 and 2017 are summarized as follows:

December 31,	2018	2017
Commitments to extend credit	$96,431	$52,706
Unused portions of lines of credit	59,512	72,157
Standby letters of credit	5,789	4,871

	$161,732	$129,734

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2018 and 2017.

7. Premises and equipment, net:

Premises and equipment at December 31, 2018 and 2017 are summarized as follows:

December 31	2018	2017
Land	$4,361	$4,561
Premises and leasehold improvements	15,261	14,303
Furniture, fixtures and equipment	6,073	6,054

	25,695	24,918
Less: accumulated depreciation	7,487	6,287

	$18,208	$18,631

Depreciation and amortization included in noninterest expense amounted to $1,219 and $702 in 2018 and 2017, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2018, pertaining to banking premises and equipment, future minimum annual rent commitments under various operating leases are summarized as follows:

2019	$536
2020	505
2021	443
2022	360
2023	219
Thereafter	$582

$2,645

The leases contain options to extend for periods from one to ten years. The cost of such options is not included in the annual rental commitments. Rent expense for the years ended December 31, 2018 and 2017 amounted to $522 and $488, respectively.

8. Intangible assets, net:

The gross carrying amount and accumulated amortization related to intangible assets at December 31, 2018 and 2017 are presented below:

	2018		2017
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,558	$1,667	$4,558	$968
Customer list intangible	1,082	541	1,164	475
Non-compete intangible			39	39
Trade name intangibles	102	25	102	5

Total intangible assets	$5,742	$2,233	$5,863	$1,487

Amortization expense for intangible assets totaled $867 and $538 for the years ended 2018 and 2017, respectively.

Riverview estimates the amortization expense for amortizable intangibles as follows:

2019	$773
2020	676
2021	581
2022	479
2023	370
Thereafter	630

$3,509

9. Other assets:

The components of other assets at December 31, 2018 and 2017 are summarized as follows:

December 31	2018	2017
Other real estate owned	$721	$236
Bank owned life insurance	29,862	29,065
Restricted equity securities	1,054	1,306
Deferred tax assets	5,884	7,949
Other assets	4,635	5,147

Total	$42,156	$43,703

10. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2018 and 2017 are summarized as follows:

December 31	2018	2017
Interest-bearing deposits:
Money market accounts	$113,220	$135,747
Now accounts	286,082	238,609
Savings accounts	128,762	189,044
Time deposits	313,955	307,185

Total interest-bearing deposits	842,019	870,585
Noninterest-bearing deposits	162,574	155,895

Total deposits	$1,004,593	$1,026,480

The aggregate amount of time deposits that met or exceeded the FDIC insurance limit of $250 was $33,044 at December 31, 2018 and $35,182 at December 31, 2017.

The aggregate amounts of maturities for all time deposits at December 31, 2018, are summarized as follows:

2019	$106,488
2020	78,909
2021	58,023
2022	41,203
2023	21,623
Thereafter	7,709

$313,955

Deposits of directors, executive officers, principal stockholders or their affiliates are accepted on the same terms and at the prevailing interest rates offered at the time of deposit for comparable transactions with unrelated parties. The amount of related party deposits totaled $1,476 at December 31, 2018 and $3,578 at December 31, 2017.

The aggregate amount of deposits reclassified as loans was $169 at December 31, 2018, and $145 at December 31, 2017. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2018 and 2017, no deposits were received on terms other than those available in the normal course of business.

11. Short-term borrowings:

Short-term borrowings consisting of FHLB-Pgh and ACBB generally represent overnight or less than 30-day borrowings at December 31, 2018 and 2017 are summarized as follows:

	At and for the year ended December 31, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB-Pgh Open Repo Plus advances	$	$1,693	$17,100	1.65%
ACBB advances		106	3,394	1.89%

Total	$	$1,799	$20,494	1.67%

	At and for the year ended December 31, 2017
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB-Pgh Open Repo Plus advances	$6,000	$18,957	$43,000	1.20%	1.54%
ACBB advances		149		1.34

Total	$6,000	$19,106	$43,000	1.20%	1.54%

The Bank has an agreement with the FHLB-Pgh which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2018, the Bank’s maximum borrowing capacity was $419,307, of which $39,200 was outstanding in borrowings. Advances with the FHLB-Pgh are secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB-Pgh advances based on rates of the FHLB-Pgh discount notes. This rate resets each day.

The Bank also has an unsecured line of credit agreement with ACBB, where the line amount was $10,000 at December 31, 2018 and December 31, 2017. There were no amounts outstanding on this line of credit at December 31, 2018 and 2017. Interest on this borrowing accrues daily based on the daily federal funds rate.

12. Long-term debt:

Long-term debt consisting of the following advances at December 31, 2018 and 2017 are as follows:

		Interest Rate
Loan Type	Due	Fixed	Adjustable	2018	2017
Unsecured term loan	March 3, 2031		4.25%		$1,823
Unsecured non-revolving line	March 3, 2031		4.25%		318
	March 3, 2031		4.25%		1,818
	April 3, 2031		4.25%		1,874
	June 3, 2032		4.50%		582
Subordinated debt	September 17, 2033		5.74%	$4,195	4,164
	September 15, 2035		4.33%	2,697	2,654

				$6,892	$13,233

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2018 are as follows:

2019
2020
2021
2022
2023
Thereafter	$6,892

$6,892

The $2,000 unsecured term loan agreement with a local bank, due March 3, 2031, was fixed at 3.25% until March 3, 2016, and thereafter, adjusted every three years and indexed to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, plus 3%, with a floor of 4.25%. Interest is payable monthly for a period of 18 months until March 3, 2016, and thereafter, 180 monthly payments of principal and interest in an amount sufficient to fully amortize the balance of the loan over 15 years. This unsecured term loan was paid off without prepayment penalty on December 21, 2018.

The $5,000 unsecured, non-revolving line of credit with a local bank consisted of four separate draws of $350, $2,000, $2,050 and $600. The aggregate outstanding balance of the line was $4,592 at December 31, 2017. The maximum term of the facility is 42 months consisting of a non-revolving draw period followed by a principal repayment term. The interest was fixed at 3.99% until January 11, 2016. Thereafter, the interest rate will be adjusted every three years and indexed to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, plus 3%, rounded up to the nearest 0.125%, with a floor of 4.50% until July 11, 2016, and then a floor of 4.25% thereafter. Each advance required 180 monthly payments of principal including interest in an amount sufficient to fully amortize the balance of the loan over the term of the loan. This unsecured line of credit was paid off without prepayment penalty on December 21, 2018.

As a result of the merger with CBT, the Company assumed the subordinated debentures that were recorded as of the October 1, 2017 effective date. A trust formed by CBT Financial issued $5,000 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities. The interest rate adjusts quarterly to the three-month LIBOR rate plus 2.95%. CBT Financial issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT Financial became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033. The interest rate on the subordinated debentures was 5.74% and 4.55% on December 31, 2018 and 2017.

In 2005 a trust formed by CBT Financial issued $4,000 of fixed rate trust preferred securities as part of a pooled offering of such securities. CBT Financial issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT Financial became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2010 at a price of 100% of face value. CBT Financial did not redeem the subordinated debentures and the rate converted to a floating rate of three-month LIBOR plus 1.54%. The subordinated debentures must be redeemed no later than 2035. The interest rate on the subordinated debentures was 4.33% and 3.13% on December 31, 2018 and 2017.

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

13. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 are summarized as follows:

	Fair Value Measurement Using
December 31, 2018	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$33,278		$33,278
Tax-exempt	12,776		12,776
Mortgage-backed securities:
U.S. Government agencies	23,670		23,670
U.S. Government-sponsored enterprises	26,195		26,195
Corporate debt obligations	8,758		8,758

Total	$104,677	$	$104,677

	Fair Value Measurement Using
December 31, 2017	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$35,002		$35,002
Tax-exempt	16,308		16,308
Mortgage-backed securities:
U.S. Government agencies	22,817		22,817
U.S. Government-sponsored enterprises	10,089		10,089
Corporate debt obligations	8,985		8,985

Total	$93,201	$	$93,201

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2018 and 2017 are summarized as follows:

	Fair Value Measurement Using
December 31, 2018	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$721			$721
Impaired loans, net of related allowance	1,476			1,476

Total	$2,197			$2,197

	Fair Value Measurement Using
December 31, 2017	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$236			$236
Impaired loans, net of related allowance	832			832

Total	$1,068			$1,068

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$721	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (28.4)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$1,476	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	7.0% to 25.0% (10.3)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$236	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (39.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$832	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	0.0% to 7.0% (7.0)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2018 and 2017 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
December 31, 2018	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$53,816	$53,816	$53,816
Investment securities available-for-sale	104,677	104,677		$104,677
Loans held for sale	637	637		637
Net loans	886,836	872,455			$872,455
Accrued interest receivable	3,010	3,010		663	2,347
Restricted equity securities	1,054	1,054	1,054
Financial liabilities:
Deposits	$1,004,593	$999,929		$999,929
Long-term borrowings	6,892	6,892		6,892
Accrued interest payable	484	484		484

		Fair Value Hierarchy
December 31, 2017	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$25,786	$25,786	$25,786
Investment securities available-for-sale	93,201	93,201		$93,201
Loans held for sale	254	254		254
Net loans	949,665	954,876			$954,876
Accrued interest receivable	3,237	3,237		640	2,597
Restricted equity securities	1,306	1,306	1,306
Financial liabilities:
Deposits	$1,026,480	$1,022,068		$1,022,068
Short-term borrowings	6,000	6,000		6,000
Long-term borrowings	13,233	14,634		14,634
Accrued interest payable	468	468		468

14. Revenue recognition:

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018 and 2017.

Year Ended December 31	2018	2017
Noninterest Income:
In-scope of Topic 606:
Service charges, fees and commissions	$5,697	$2,037
Trust and asset management	1,726	1,176

Noninterest income (in-scope of Topic 606)	7,423	3,213
Noninterest income (out-of-scope of Topic 606)	1,457	1,198

Total noninterest income	$8,880	$4,411

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration, resulting in a contract receivable, or before payment is due, resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and 2017, the Company did not have any significant contract balances.

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

15. Employee Benefit Plans:

Defined Contribution Plan:

The Bank maintains a contributory 401(k) retirement plan for all eligible employees. Currently, the Bank’s policy is to match 100% of the employee’s voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation. Additionally, the Bank may make discretionary contributions to the plan after considering current profits and business conditions. The amount charged to expense in 2018 and 2017 totaled $508 and $328, respectively. Of these amounts, no discretionary contributions were made in 2018 and 2017.

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

Expenses recorded under the terms of this agreement were $83 and $38 for the years ended December 31, 2018 and 2017, respectively.

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

The Bank maintains a “Director Deferred Fee Agreement” (“DDFA”) which allows electing directors to defer payment of their directors’ fees until a future date. In addition, the Bank maintains an “Executive Deferred Compensation Agreement” (“EDCA”) with 12 of its current and former executives. This agreement allows the executives of the Bank to defer payment of their base salary, bonus and performance-based compensation until a future date. For both types of deferred fee agreements during the deferral period, the estimated present value of the future benefits is accrued over the effective dates of the agreements using an interest factor that is evaluated and approved by the compensation committee of the Board of Directors on an annual basis. The agreements are unfunded, with benefits to be paid from the Bank’s general assets.

The accrued benefit obligations for all the plans total $4,749 at December 31, 2018 and $4,460 at December 31, 2017 and are included in other liabilities. Expenses relating to these plans totaled $332 and $240 in the years ended December 31, 2018 and 2017, respectively.

Stock Option Plan:

The Company has a nonqualified stock option plan to advance the development, growth and financial condition of the Company. This plan provides incentives through participation in the appreciation of its common stock in order to secure, retain and motivate directors, officers and key employees and align such person’s interests with those of its shareholders. A total of 350,000 shares were originally authorized under the stock option plan.

The vesting schedule for all option grants is a seven-year cliff, which means that the options are 100% vested in the seventh year following the grant date while the expiration date of all options is ten years following the grant date. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. All stock options, except for 6,500 stock options granted during 2018, were fully vested and exercisable at December 31, 2018.

The following table summarizes the stock option activity for the years ended December 31, 2018 and 2017:

	2018		2017
	Option Grants	Weighted Average Exercise Price	Option Grants	Weighted Average Exercise Price
Outstanding – January 1, 2018	298,246	$10.56	321,079	$10.47
Granted	6,500	12.88	20,000	11.94
Forfeited	(5,750)	10.60	(4,000)	10.00
Exercised	(35,516)	10.57	(38,833)	10.59

Outstanding – December 31, 2018	263,480	$10.62	298,246	$10.56

Options vested and exercisable at year-end	256,980		298,246
Range of exercise price	$9.75 - $13.05		$9.75 - $13.05
Remaining contractual life	4.06 years		4.72 years

The fair value of options granted during 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Option Grants March 16, 2018	Option Grants June 26, 2018
Number of options	5,000	1,500
Fair value per share	$2.01	$1.39
Dividend yield	4.24%	3.28%
Expected life	8.5 years	8.5 years
Expected volatility	23.26%	14.02%
Risk-free interest rate	2.78%	2.83%

During the year ended December 31, 2018, there were 35,516 stock options exercised with a total intrinsic value (the amount by which the stock price exceeded the exercise price) and fair value of approximately $115 and $490, respectively. Cash received from the exercise of stock options for the year ended December 31, 2018 was $55.

There was intrinsic value associated with 220,130 options outstanding at December 31, 2018, where the market value of the stock as of the close of business at year end was $10.90 per share as compared with the option exercise price of $9.75 for 26,830 options, $10.00 for 92,800 options, $10.35 for 12,500 options and $10.60 for 88,000 options. There was no intrinsic value associated with 43,350 options outstanding at December 31, 2018, where the market value of the stock as of the close of business at year end was $10.90 per share as compared with the option exercise price of $12.25 for 2,500 options, $13.05 for 19,350 options, $11.94 for 15,000 options, $12.97 for 5,000 options and $12.58 for 1,500 options

At December 31, 2017, there was intrinsic value associated with 298,246 options outstanding, where the market value of the stock as of the close of business at year end was $13.15 per share as compared with the option exercise price of $10.60 for 113,500 options, $10.35 for 12,500 options, $9.75 for 31,996 options, $10.00 for 98,400 options, $12.25 for 2,500 options, $13.05 for 19,350 options and $11.94 for 20,000 options.

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company policy has been to amortize compensation expense over the vesting period, or seven years. The Company recognized $9 and $203 of compensation expense for stock options in the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company had no unrecognized compensation expense associated with the stock options since all of the options granted prior to 2018 were fully vested in 2017 as a result of the change in control associated with the merger with CBT, which in turn caused compensation expense to be higher in 2017 as compared with 2018.

Employee Stock Purchase Plan:

The Company has an Employee Stock Purchase Plan (“ESPP”), whereby employees may purchase up to 170,000 shares of common stock of the Company, at a discount of up to a 15%. On April 15, 2015, the Company filed a Registration Statement on Form S-8, to register 75,000 shares of common stock that the Company may issue to the ESPP. Common shares acquired through the ESPP totaled 18,650 shares in 2018 and 11,301 shares in 2017.

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

The following table presents the plans’ funded status and the amounts recognized in the Company’s consolidated financial statements for 2018 and 2017. The measurement date, for purposes of these valuations, was December 31, 2018 and 2017.

	Benefit Plans
	2018	2017
Obligations and funded status:
Change in benefit obligations:
Benefit obligation beginning January 1,	$8,403	$8,002
Interest cost	291	322
Benefits paid	(546)	(535)
Assumption of CBT obligation		154
Change due to plan amendment		(95)
Actuarial (gain)/loss	(479)	555

Benefit obligation at end of year	7,669	8,403
Change in plan assets:
Fair value of plan assets at January 1,	7,191	6,723
Adjustment to asset value at January 1
Actual return on plan assets	(349)	807
Contributions	8	193
Benefits paid	(540)	(532)

Fair value of plan assets at end of year	6,310	7,191

Funded status included in other liabilities	$(1,359)	$(1,212)

Amounts related to the plan that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows for the years ended December 31:

	Benefit Plans
	2018	2017
Net gain (loss)	$(1,132)	$(869)
Income tax expense (benefit)	(238)	(183)

Net amount recognized in other comprehensive income (loss)	$(894)	$(686)

The amount of net actuarial cost expected to be amortized in 2019 is $17 for the pension plans.

Net periodic pension expense and postretirement benefit cost include the following components for the years ended December 31:

	Pension Benefits
	2018	2017
Interest cost	$291	$322
Expected return on plan assets	(486)	(456)
Amortization of net loss	81	49

Net periodic pension cost (credit)	$(114)	$(85)

	Postretirement Life Insurance Benefits
	2018		2017
Service cost	$		$1
Interest cost		2	1

Net periodic postretirement benefit cost (credit)		$2	$2

The accumulated benefit obligation was $7,669 at December 31, 2018 and $8,403 at December 31, 2017 for the pension benefit and postretirement benefit plans.

	Pension Benefits
	Union		Citizens		Postretirement Life Insurance Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	3.60%	4.14%	3.60%	4.14%	4.25%	3.75%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%	7.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Life Insurance Benefits
2019	$528	$5
2020	522	5
2021	513	5
2022	513	4
2023	502	4
2024 – 2028	2,362	16

Total	$4,940	$39

The Company’s pension plan asset allocations as of the year ends, by asset category, are as follows:

	Pension Benefits
	2018	2017
Cash and cash equivalents	0.70%	0.76%
Equity	34.53	40.19
Fixed income	64.77	59.05

Total	100.00%	100.00%

The fair value of the pension plan assets at December 31, 2018 and 2017 by asset category are as follows:

	2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$44	$44
Mutual fund – equity:
Large-cap value	233	233
Large-cap core	237	237
Mid-cap core	261	261
Small-cap core	115	115
International growth	461	461
Large cap growth	485	485
Small / midcap growth	141	141
Mutual funds/ETFs – fixed income:
Fixed income – core plus	1,443	1,443
Intermediate duration	483	483
Long duration – Government credit	1,555	1,555
Long U.S. Treasury - ETF	606	606
Common /collective trusts – equity:
Large cap value	246		$246

Total assets	$6,310	$6,064	$246

	2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$55	$55
Mutual fund – equity:
Large-cap value	297	297
Large-cap core	302	302
Mid-cap core	348	348
Small-cap core	166	166
International growth	656	656
Large cap growth	634	634
Small / midcap growth	184	184
Mutual funds/ETFs – fixed income:
Fixed income – core plus	1,483	1,483
Intermediate duration	501	501
Long duration – Government credit	1,632	1,632
Long U.S. Treasury - ETF	630	630
Common /collective trusts – equity:
Large cap value	303		$303

Total assets	$7,191	$6,888	$303

The valuation used is based on quoted market prices provided by an independent third party.

The Company does not expect to contribute to either of the plans in 2019.

16. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2018 and 2017 are summarized as follows:

Year Ended December 31	2018	2017
Current	$31	$
Deferred	2,340	3,501

	$ 2.371	$ 3,501

The components of the net deferred tax asset at December 31, 2018 and 2017 are summarized as follows:

December 31	2018	2017
Deferred tax assets:
Allowance for loan losses	$1,121	$991
Deferred compensation	1,007	949
Purchase accounting adjustments	827	1,863
Alternate minimum tax credit carryforwards	608	608
Benefit plans	238	183
Accrued expenses	242	231
Unrealized loss on investment securities available-for-sale	458	238
Low income housing credit carryforwards	1,063	1,063
Net operating loss carryforwards	761	1,827
Other	133	571

Total	6,458	8,524

Deferred tax liabilities:
Premises and equipment, net	(574)	(575)

Total	(574)	(575)

Net deferred tax asset	$5,884	$7,949

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the year ended December 31, 2018 and 34.0 percent for the year ended December 31, 2017 is summarized as follows:

Year Ended December 31	2018	2017
Federal income tax at statutory rate	$2,778	$(479)
Tax exempt interest	(248)	(282)
Bank owned life insurance income	(163)	(153)
Tax Cuts and Jobs Act legislation		3,888
Disallowed merger related costs		225
Other, net	4	302

Total	$2,371	$3,501

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the highest U.S. corporate tax rate from the current rate of 35% to 21%, effective January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in an additional charge of $3,888 to income tax expense in continuing operations and a corresponding reduction in the net deferred tax assets. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2018 and 2017 consolidated financial statements.

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

17. Parent company financial statements:

Condensed Balance Sheets

December 31	2018	2017
Assets
Cash and cash equivalents	$249	$426
Investment in bank subsidiary	120,607	119,297
Premises, net	73	73
Other assets	336	201

	$ 121,265	$ 119,997

Liabilities and stockholders’ equity
Long-term borrowings	$6,892	$13,233
Other liabilities	463	508

Total Liabilities	7,355	13,741

Stockholders’ equity	113,910	106,256

	$ 121,265	$ 119,997

Condensed Statements of Income and Comprehensive Income

December 31	2018	2017
Income, dividends from bank subsidiary	$9,229	$2,090
Interest expense	747	379

Income before equity in undistributed net income of subsidiary	8,482	1,711
Undistributed net income (loss) of subsidiary	2,350	(7,019)
Noninterest expense	164	21

Net income (loss) before income taxes	$10,668	$(5,329)
Income tax benefit	(190)	(418)

Net income (loss)	$10,858	$(4,911)

Total comprehensive income (loss)	$9,818	$(4,034)

Condensed Statements of Cash Flows

Year Ended December 31	2018	2017
Cash flows from operating activities:
Net income (loss)	$10,858	$(4,911)
Adjustments to reconcile net income to net cash provided by operating activities:
Option expense	9	203
Undistributed net (income) loss of subsidiary	(2,350)	7,019
Increase in accrued interest receivable and other assets	(135)	(124)
Decrease in accrued interest payable and other liabilities	(45)	(556)

Net cash provided by operating activities	8,337	1,631

Cash flows from investing activities:
Capitalization of subsidiary		(15,500)
Cash consideration for business acquisition		(1)

Net cash used in investing activities		(15,501)

Cash flows from financing activities:
Proceeds from long-term debt		600
Repayment of long-term borrowings	(6,341)	(338)
Proceeds from exercise of options	41	411
Proceeds from issuance of common stock	517	16,856
Dividends paid	(2,731)	(3,257)

Net cash provided by(used in) financing activities	(8,514)	14,272

Increase (decrease) in cash and cash equivalents	(177)	402
Cash and cash equivalents - beginning	426	24

Cash and cash equivalents - ending	$249	$426

18. Regulatory matters:

In 2018, the Federal Reserve increased the asset limit to qualify as a small bank holding company from $1 billion to $3 billion. As a result, the Company met the eligibility criteria for a small bank holding company and was exempt from risk-based capital and leverage rules, including Basel III.

The Bank’s ability to pay a dividend up to the bank holding company in order to fund the payment of a dividend to shareholders is governed by Section 1302 of the Pennsylvania Banking Code of 1965 which states that the board of directors of an institution may only declare and pay dividends out of accumulated net earnings.

The amount of funds available for transfer from the Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal Regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2018, the maximum amount available for transfer from the Bank to the Company in the form of loans amounted to $12,607. At December 31, 2018 and 2017, there were no loans outstanding, nor were any advances made during 2018 and 2017.

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

The Bank was categorized as “well capitalized” under the regulatory guidance at December 31, 2018 and 2017, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the Bank must maintain certain minimum Tier I risk-based, total risk-based, Tier I Leverage and Common equity Tier I risk-based capital ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.

The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the year ended December 31, 2018:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.875% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2018:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets:
Riverview Bank	$100,001	11.4%	$86,443	≥	9.875%	$87,538	≥	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview Bank	93,580	10.7	68,936	≥	7.875	70,030	≥	8.0
Tier 1 capital (to average total assets):
Riverview Bank	93,580	8.4	44,733	≥	4.00	55,916	≥	5.0
Common equity tier 1 risk-based capital (to risk-weighted assets):
Riverview Bank	93,580	10.7	55,805	≥	6.375	56,900	≥	6.5

The Bank’s capital ratios and minimum ratios required for capital adequacy purposes and to be considered well capitalized under prompt corrective action provisions are summarized below for the year ended December 31, 2017:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.25% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2017:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Riverview Bank	$96,926	10.4%	$85,963	≥	9.25%	$92,933	≥	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview Bank	90,553	9.7	67,376	≥	7.25	74,346	≥	8.0
Tier 1 capital (to average total assets):
Riverview Bank	90,553	7.9	45,583	≥	4.00	56,978	≥	5.0
Common equity tier 1 risk-based capital (to risk-weighted assets):
Riverview Bank	90,553	9.7	53,437	≥	5.75	60,407	≥	6.5

19. Contingencies:

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

20. Subsequent Events:

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from the date of the financial statements through the date these consolidated financial statements were issued and has not identified any events that require recognition or disclosure in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and President (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2018, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Riverview Financial Corporation and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2018, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

Our internal control over financial reporting process is designed and effected by those charged with governance, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America and financial statements for regulatory reporting purposes. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and financial statements for regulatory reporting purposes, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls are designed to provide reasonable assurance that assets are safeguarded, and transactions are initiated, executed, recorded and reported in accordance with our intentions and authorizations and to comply with applicable laws and regulations. The internal control system includes an organizational structure that provides appropriate delegation of authority and segregation of duties, established policies and procedures and comprehensive internal audit and loan review programs. To enhance the reliability of internal controls, we recruit and train highly qualified personnel and maintain sound risk management practices. The internal control system is maintained through a monitoring process that includes a program of internal audits.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting, including controls over the preparation of regulatory financial statements in accordance with FDICIA requirements under Part 363, as of December 31, 2018 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2018.

Management’s assessment of the effectiveness of internal control over financial reporting, including controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and financial statements for regulatory reporting purposes in accordance with FDICIA requirements under Part 363, as of December 31, 2018, has been audited by Dixon Hughes Goodman LLP an independent public accounting firm, as stated in their report dated March 14, 2019.

/s/ Brett D. Fulk
Brett D. Fulk
Chief Executive Officer and President
(Principal Executive Officer)
March 14, 2019

/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 14, 2019

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate herein by reference the information appearing under the headings “Proposal 1: Election of Directors”; “Named Executive Officers”; “Code of Ethics”; “Meetings and Committees of the Board of Directors”; and “Audit Committee” by reference to the definitive proxy statement for our 2019 annual meeting of shareholders.

Item 11.	Executive Compensation.

We incorporate herein by reference the information appearing under the headings “Executive Compensation” and “Directors’ Compensation” in the definitive proxy statement for our 2019 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate herein by reference the information appearing under the heading “Share Ownership” in the definitive proxy statement for our 2019 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate herein by reference the information appearing under the headings “Related Party Transactions” and “Director Independence” in the definitive proxy statement for our 2019 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services.

We incorporate herein by reference the information appearing under the heading “Independent Registered Public Accounting Firm” in the definitive proxy statement for our 2019 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The following consolidated financial statements of the Company are filed as part of this Form 10-K:
	(i)	Reports of Independent Registered Public Accounting Firm

	(ii)	Consolidated Statements of Financial Condition as of December 31, 2018 and December 31, 2017

	(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2018 and December 31, 2017

	(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2018 and December 31, 2017

	(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2018 and December 31, 2017

	(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018 and December 31, 2017

	(vii)	Notes to Consolidated Financial Statements

(a)(2)     Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 19, 2017, between Riverview Financial Corporation and CBT Financial Corp. (Included as Annex A of the Proxy statement/Prospectus contained in Amendment No. 1 to Registration Statement on Form S-4 filed July 28, 2017.)

3.1(i)	Amended and Restated Articles of Incorporation of Riverview Financial Corporation (Incorporated by reference to Exhibit 3.1(i) of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 23, 2018.)

3.1(ii)	Amended and Restated Bylaws of Riverview Financial Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2018.)

Executive Compensation

10.1*	Amended and Restated Executive Employment Agreement of Kirk D. Fox (Incorporated by reference to Exhibit 10.2 of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 10, 2009.)

10.2*	Second Amended and Restated Executive Employment Agreement of Kirk D. Fox, dated November 16, 2011 (Incorporated by reference to Exhibit 10.18 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 filed on April 29, 2013.)

10.3	First Amendment to Second Amended and Restated Executive Employment Agreement of Kirk D. Fox adopted January 14, 2014 (Incorporated by reference to Exhibit 10.3 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.4*	Noncompetition Agreement of Kirk D. Fox, dated November 16, 2011 (Incorporated by reference to Exhibit 10.20 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 filed on April 29, 2013.)

10.5	Separation Agreement and Release for Kirk D. Fox, dated January 2, 2019 (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 2, 2019.)

10.6**	Supplemental Executive Retirement Agreement Plan for Kirk D. Fox, dated March 29, 2007 (Incorporated by reference to Exhibit 10.2 of First Perry Bancorp’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2008.)

10.7	Amendment to Supplemental Executive Retirement Plan Agreement of Kirk D. Fox, dated June 18, 2008 (Incorporated by reference to Exhibit 10.6 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.8*	Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox, dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009 (Incorporated by reference to Exhibit 10.11 of Riverview’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2009.)

10.9*	Riverview National Bank Executive Deferred Compensation Agreement for Kirk D. Fox, dated June 30, 2010 (Incorporated by reference to Exhibit 99.1 on Registrant’s Current Report on Form 8-K filed July 1, 2010.)

10.10*	First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox (Incorporated by reference to Exhibit 10.13 of Riverview’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.11*	Second Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk Fox, entered into January 4, 2013 (Incorporated by reference to Exhibit 10.24 on Riverview’s Registration Statement on Form S-4 filed on April 29, 2013.)

10.12	Amended and Restated Executive Deferred Compensation Agreement of Kirk D. Fox, adopted January 14, 2014 (Incorporated by reference to Exhibit 10.11 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.13	Executive Deferred Compensation Agreement #2 of Kirk D. Fox adopted December 24, 2015 (Incorporated by reference to Exhibit 10.12 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.14	Third Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk D. Fox, entered into December 24, 2015 (Incorporated by reference to Exhibit 10.13 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.15*	Executive Employment Agreement of Brett D. Fulk, dated January 4, 2012 (Incorporated by reference to Exhibit 10.22 of Riverview’s Registration Statement on Form S-4 filed on April 29, 2013.)

Exhibit No.	Description

10.16	First Amendment to Executive Employment Agreement of Brett D. Fulk adopted January 9, 2014 (Incorporated by reference to Exhibit 10.15 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.17*	Supplemental Executive Retirement Plan Agreement for Brett Fulk, dated January 6, 2012 (Incorporated by reference to Exhibit 10.23 of Riverview’s Registration Statement on Form S-4 filed on April 29, 2013.)

10.18	Deferred Compensation Agreement of Brett Fulk, dated December 23, 2013 (Incorporated by reference to Exhibit 10.31 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.19	Employment Agreement of Scott A. Seasock (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

10.20*	Employment Agreement of Theresa M. Wasko (Incorporated by reference to Exhibit 10.3 of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.21	Amendment to Employment Agreement of Theresa M. Wasko (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

10.22	Form of Proposed Employment Agreement of Michael Bibak, effective July 20, 2018 (Included as Exhibit C to Annex A of the Proxy Statement/Prospectus contained in the Registration Statement on Amendment No. 1 to Form S-4 filed July 28, 2017.)

10.23	Confidential Separation Agreement and General Release of Michael J. Bibak, dated June 29, 2018 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2018.)

10.24	Notice of Non-Renewal of Executive Employment Agreement of Michael J. Bibak (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2018.)

10.25	Amended and Restated Deferred Compensation Agreement of Robert Garst, dated June 22, 2015 (Incorporated by reference to Exhibit 10.23 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.26	Supplemental Executive Retirement Plan Agreement for Kirk D. Fox, dated October 25, 2017 (Incorporated by reference to Exhibit 99.1 of Riverview’s Current Report on Form 8-K filed October 30, 2017.)

10.27	Supplemental Executive Retirement Plan Agreement for Brett D. Fulk, dated October 25, 2017 (Incorporated by reference to Exhibit 99.1 of Riverview’s Current report on Form 8-K filed October 30, 2017.)

Director Compensation

10.28*	Form of Director Deferred Fee Agreement for Kirk D. Fox (Incorporated by reference to Exhibit 10.7 to Riverview’s Annual Report on Form 10K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.29*	First Amendment to the Director Deferred Compensation Agreement of Kirk Fox (Incorporated by reference to Exhibit 10.15 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.30*	Director Emeritus Agreements, effective November 2, 2011, of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, David W. Hoover, Joseph D. Kerwin and David A. Troutman (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.31*	Director Emeritus Agreements, effective November 2, 2011, of Directors R. Keith Hite and John M. Schrantz (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

10.32	Director Deferred Fee Agreement of William Yaag, dated December 26, 2013 (Incorporated by reference to Exhibit 10.32 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

Plan Documents

10.33*	2009 Stock Option Plan (Incorporated by reference to Exhibit 10.8 of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.34	Riverview Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.33 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.35	Riverview Financial Corporation Equity and Cash Incentive Compensation Plan, dated February 22, 2018

Other Material Contracts

10.36	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.2 of Riverview’s Current Report on Form 8-K filed January 18, 2017.)

10.37	Kirk Fox Waiver (Incorporated by reference to Exhibit 10.34 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.38	Brett Fulk Waiver (Incorporated by reference to Exhibit 10.35 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Dixon Hughes Goodman LLP.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) furnished herewith.
*	Filed by Riverview Financial’s predecessor, CIK# 0001452899.
**	Filed by Riverview Financial’s predecessor, CIK# 0001445059.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riverview Financial Corporation

By:	/s/ Brett D. Fulk
Brett D. Fulk
Chief Executive Officer and President
(Principal Executive Officer)
March 14, 2019

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 14, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Brett D. Fulk and Scott A. Seasock as his or her attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Soult, Jr. John G. Soult, Jr.	Director and Chairman of the Board	March 14, 2019

/s/ David W. Hoover David W. Hoover	Director and Vice-Chairman of the Board	March 14, 2019

/s/ Brett D. Fulk Brett D. Fulk	Director, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2019

/s/ Scott A. Seasock Scott A. Seasock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2019

/s/ Paula M. Cherry Paula M. Cherry	Director	March 14, 2019

/s/ Albert J. Evans Albert J. Evans	Director	March 14, 2019

Name	Title	Date

/s/ Maureen M. Gathagan Maureen M. Gathagan	Director	March 14, 2019

/s/ Howard R. Greenawalt Howard R. Greenawalt	Director	March 14, 2019

/s/ Charles R. Johnston Charles R. Johnston	Director	March 14, 2019

/s/ Joseph D. Kerwin Joseph D. Kerwin	Director	March 14, 2019

/s/ Andrew J. Kohlhepp Andrew J. Kohlhepp	Director	March 14, 2019

/s/ Kevin D. McMillen Kevin D. McMillen	Director	March 14, 2019

/s/ Carl W. Metzgar Carl W. Metzgar	Director	March 14, 2019

/s/ Timothy E. Resh Timothy E. Resh	Director	March 14, 2019

/s/ Marlene K. Sample Marlene K. Sample	Director	March 14, 2019

/s/ William E. Wood William E. Wood	Director	March 14, 2019