Form 10-Q
period 2019-03-31
Riverview Financial Corp
filed 2019-05-09
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RIVE	Nasdaq Global Market

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,154,982 at April 29, 2019.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2019

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$12,278	$16,708
Interest-bearing deposits in other banks	55,823	37,108
Investment securities available-for-sale	100,684	104,677
Loans held for sale	695	637
Loans, net	878,070	893,184
Less: allowance for loan losses	6,486	6,348

Net loans	871,584	886,836
Premises and equipment, net	18,355	18,208
Accrued interest receivable	3,018	3,010
Goodwill	24,754	24,754
Intangible assets	3,315	3,509
Other assets	48,206	42,156

Total assets	$1,138,712	$1,137,603

Liabilities:
Deposits:
Noninterest-bearing	$164,880	$162,574
Interest-bearing	836,149	842,019

Total deposits	1,001,029	1,004,593
Short-term borrowings
Long-term debt	6,912	6,892
Accrued interest payable	475	484
Other liabilities	16,806	11,724

Total liabilities	1,025,222	1,023,693

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; March 31, 2019, issued and outstanding 9,154,599 shares; December 31, 2018, issued and outstanding 9,121,555 shares	101,500	101,134
Capital surplus	307	332
Retained earnings	13,461	15,063
Accumulated other comprehensive loss	(1,778)	(2,619)

Total stockholders’ equity	113,490	113,910

Total liabilities and stockholders’ equity	$1,138,712	$1,137,603

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

For the three months ended March 31,	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$10,688		$12,241
Tax-exempt	230		234
Interest and dividends on investment securities available-for-sale:
Taxable	740		523
Tax-exempt	69		82
Dividends
Interest on interest-bearing deposits in other banks	231		79
Interest on federal funds sold			10

Total interest income	11,958		13,169

Interest expense:
Interest on deposits	2,073		1,554
Interest on short-term borrowings			30
Interest on long-term debt	134		176

Total interest expense	2,207		1,760

Net interest income	9,751		11,409
Provision for loan losses	583		390

Net interest income after provision for loan losses	9,168		11,019

Noninterest income:
Service charges, fees and commissions	1,053		1,228
Commission and fees on fiduciary activities	260		210
Wealth management income	247		154
Mortgage banking income	106		170
Bank owned life insurance investment income	187		191
Net loss on sale of investment securities available-for-sale	(42)

Total noninterest income	1,811		1,953

Noninterest expense:
Salaries and employee benefits expense	7,510		5,322
Net occupancy and equipment expense	1,089		1,122
Amortization of intangible assets	194		221
Net cost (benefit) of operation of other real estate owned	127		(1)
Other expenses	3,044		2,872

Total noninterest expense	11,964		9,536

Income (loss) before income taxes	(985)		3,436
Income tax expense (benefit)	(298)		625

Net income (loss)	(687)		2,811

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	$1,023		$(1,075)
Reclassification adjustment for net loss on sale of investment securities available-for-sale included in net income	42
Income tax expense (benefit) related to other comprehensive income	224		(225)

Other comprehensive income (loss), net of income taxes	841		(850)

Comprehensive income (loss)	$154		$1,961

Per share data:
Net income:
Basic	$(0.08)		$0.31
Diluted	$(0.08)		$0.31
Average common shares outstanding:
Basic	9,143,316		9,079,043
Diluted	9,143,316		9,137,706
Dividends declared	$0.10	$

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2019	$101,134	$332	$15,063	$(2,619)	$113,910
Net income (loss)			(687)		(687)
Other comprehensive income, net of income taxes				841	841
Compensation cost of option grants
Issuance under ESPP, 401k and Dividend Reinvestment plans: 15,223 shares	175				175
Exercise of stock options: 17,821 shares	191	(25)			166
Dividends declared, $0.10 per share			(915)		(915)

Balance, March 31, 2019	$101,500	$307	$13,461	$(1,778)	$113,490

Balance, January 1, 2018	$100,476	$423	$6,936	$(1,579)	$106,256
Net income			2,811		2,811
Other comprehensive income (loss), net of income taxes				(850)	(850)
Compensation cost of option grants		(1)			(1)
Issuance under ESPP, 401k and Dividend Reinvestment plans: 10,153 shares	135				135
Exercise of stock options: 4,761 shares	49				49

Balance, March 31, 2018	$100,660	$422	$9,747	$(2,429)	$108,400

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2019	2018
Cash flows from operating activities:
Net income (loss)	$(687)	$2,811
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	300	286
Provision for loan losses	583	390
Stock based compensation		(1)
Net amortization of investment securities available-for-sale	216	207
Net cost (benefit) of operation of other real estate owned	127	(1)
Net loss on sale of investment securities available-for-sale	42
Amortization of purchase adjustment on loans	(439)	(1,873)
Amortization of intangible assets	194	221
Deferred income taxes	(61)	687
Proceeds from sale of loans originated for sale	4,443	5,827
Net gain on sale of loans originated for sale	(106)	(170)
Loans originated for sale	(4,395)	(6,013)
Bank owned life insurance investment income	(187)	(191)
Net change in:
Accrued interest receivable	(8)	372
Other assets	(2,613)	(691)
Accrued interest payable	(9)	(2)
Other liabilities	1,363	(635)

Net cash provided by (used in) operating activities	(1,237)	1,224

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(7,647)
Proceeds from repayments	3,707	3,146
Proceeds from sales	8,740
Proceeds from the sale of other real estate owned	133	145
Net decrease in restricted equity securities	46	208
Net decrease in loans	15,108	23,473
Purchases of premises and equipment	(447)	(369)

Net cash provided by investing activities	19,640	26,603

Cash flows from financing activities:
Net increase (decrease) in deposits	(3,564)	12,125
Net decrease in short-term borrowings		(6,000)
Repayment of long-term debt		(73)
Proceeds from long-term debt	20
Issuance under ESPP, 401k and DRP plans	175	135
Proceeds from exercise of stock options	166	49
Cash dividends paid	(915)

Net cash provided by (used in) financing activities	(4,118)	6,236

Net increase in cash and cash equivalents	14,285	34,063
Cash and cash equivalents—beginning	53,816	25,786

Cash and cash equivalents—ending	$68,101	$59,849

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,216	$1,762

Income taxes

Noncash items from operating activities:
Operating lease right-of-use assets and liabilities	$3,719

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

Riverview Bank, with 28 full service offices and four limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small-to-medium sized businesses in the Pennsylvania market areas of Berks, Blaire, Centre, Clearfield, Dauphin, Huntingdon, Lebanon, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties in Pennsylvania.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended as of March 31, 2019, are not necessarily indicative of the results of operations and financial position that may be expected in the future. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K, filed on March 14, 2019.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimates.

Accounting Standards Adopted in 2019

In February 2016, the FASB issued an update ASU 2016-02, “Leases”, which requires lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The guidance in this ASU became effective January 1, 2019 at which time the Company recorded on the Consolidated Balance Sheet a right-of-use asset and lease liability of $3,719. For further detail, see Note 7 – Leases.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Topic 310), Premium Amortization on Purchased Callable Debt Securities”. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU No. 2017-08 on January 1, 2019, did not have a material effect on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The amendments in the Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU No. 2017-12 on January 1. 2019, did not have a material effect on our consolidated financial statements.

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. In November 2018, the FASB issued ASU No. 2018-19—Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company currently expects as of January 1, 2020 to recognize a one-time cumulative effect adjustment to increase the ALLL with an offsetting reduction to the retained earnings component of equity. In December 2018, the federal bank regulatory agencies approved a final rule that modifies their regulatory capital rules and provides institutions the option to phase in over a three-year period any day-one regulatory capital effects of the new accounting standard. The Company has formed an internal management committee and engaged a third party vendor to assist with the transition to the guidance set forth in this update. The committee is currently evaluating the impact of this update on the Company’s Consolidated Financial Statements, but the ALLL is expected to increase upon adoption since the allowance will be required to cover the full expected life of the portfolio. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the loan and lease portfolio at the time of adoption. Management is currently evaluating the preliminary modeling results, including a qualitative framework to account for the drivers of credit losses that are not captured by the quantitative model.

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

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Common examples of hosting arrangements include software as a service, platform or infrastructure as a service and other similar types of hosting arrangements. While capitalized costs related to internal-use software is generally considered an intangible asset, costs incurred to implement a cloud computing arrangement that is a service contract would typically be characterized in the company’s financial statements in the same manner as other service costs (e.g., prepaid expense). The new guidance provides that an entity would be required to amortize capitalized implementation costs over the term of the hosting arrangement on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from access to the hosted software. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted in any annual or interim period for which financial statements have not yet been issued or made available for issuance. The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Net unrealized loss on investment securities available-for-sale	$(1,118)	$(2,183)
Income tax benefit	(234)	(458)

Net of income taxes	(884)	(1,725)

Benefit plan adjustments	(1,132)	(1,132)
Income tax benefit	(238)	(238)

Net of income taxes	(894)	(894)

Accumulated other comprehensive loss	$(1,778)	$(2,619)

Other comprehensive income (loss) and related tax effects for the three months ended March 31, 2019 and 2018 is as follows:

Three months ended March 31,	2019	2018
Unrealized gain (loss) on investment securities available-for-sale	$1,023	$(1,075)
Net loss (gain) on the sale of investment securities available-for-sale (1)	42

Other comprehensive gain (loss) before taxes	1,065	(1,075)
Income tax expense (benefit)	224	(225)

Other comprehensive gain (loss)	$841	$(850)

(1)

Represents amounts reclassified out of accumulated other comprehensive income and included in net loss (gain) on sale of investment securities on the consolidated statements of income and comprehensive income.

3. Earnings per share:

Basic earnings per share is computed by dividing net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2019 and 2018:

Three months ended March 31,	2019	2018
Numerator:
Net income (loss)	$(687)	$2,811

Denominator:
Basic	9,143,316	9,079,043
Dilutive options		58,663

Diluted	9,143,316	9,137,706

Earnings per share:
Basic	$(0.08)	$0.31
Diluted	$(0.08)	$0.31

Because the Company had a net loss, there were no outstanding stock options for the three months ended March 31, 2019 that were included in the diluted earnings per share calculation because of their antidilutive effect. Had the Company not recognized a net loss for the three months ended March 31, 2019, there would have been 43,350 stock options excluded from the dilutive earnings per share calculation. For the three months ended March 31, 2018, there were no outstanding stock options that were excluded from the dilutive earnings per share calculation

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at March 31, 2019 and December 31, 2018 are summarized as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$30,811	$129	$497	$30,443
Tax-exempt	7,639	34	5	7,668
Mortgage-backed securities:
U.S. Government agencies	27,208	101	27	27,282
U.S. Government-sponsored enterprises	26,632	12	214	26,430
Corporate debt obligations	9,512		651	8,861

Total	$101,802	$276	$1,394	$100,684

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$34,025	$145	$892	$33,278
Tax-exempt	12,970	2	196	12,776
Mortgage-backed securities:
U.S. Government agencies	23,715	61	106	23,670
U.S. Government-sponsored enterprises	26,635	11	451	26,195
Corporate debt obligations	9,515		757	8,758

Total	$106,860	$219	$2,402	$104,677

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2019, is summarized as follows:

March 31, 2019	Fair Value
Within one year	$2,386
After one but within five years	757
After five but within ten years	11,164
After ten years	32,665

46,972
Mortgage-backed securities	53,712

Total	$100,684

Securities with a fair value of $68,184 and $71,797 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2019 and December 31, 2018, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$2,210	$15	$19,456	$482	$21,666	$497
Tax-exempt			3,697	5	3,697	5
Mortgage-backed securities:
U.S. Government agencies	478	1	1,133	26	1,611	27
U.S. Government-sponsored enterprises	11,284	35	6,954	179	18,238	214
Corporate debt obligation			8,861	651	8,861	651

Total	$13,972	$51	$40,101	$1,343	$54,073	$1,394

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$2,300	$4	$22,943	$888	$25,243	$892
Tax-exempt	1,950	32	9,556	164	11,506	196
Mortgage-backed securities:
U.S. Government agencies	7,862	66	1,216	40	9,078	106
U.S. Government-sponsored enterprises	18,110	163	7,133	288	25,243	451
Corporate debt obligation			8,758	757	8,758	757

Total	$30,222	$265	$49,606	$2,137	$79,828	$2,402

The Company had 56 investment securities, consisting of 26 taxable state and municipal obligations, six tax-exempt state and municipal obligations, 20 mortgage-backed securities, and four corporate debt obligations that were in unrealized loss positions at March 31, 2019. Of these securities, 24 taxable state and municipal obligation, six tax-exempt state and municipal obligations, 13 mortgage-backed securities and four corporate debt obligations were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2019. There was no OTTI recognized for the three months ended March 31, 2019 and 2018.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2019 and December 31, 2018 are summarized as follows. Net deferred loan costs were $1,018 and $1,026 at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Commercial	$117,324	$122,919
Real estate:
Construction	43,291	39,556
Commercial	491,650	497,597
Residential	214,501	221,115
Consumer	11,304	11,997

Total	$878,070	$893,184

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2019 and 2018 are summarized as follows:

		Real Estate
March 31, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2019	$1,162	$404	$3,298	$1,286	$50	$148	$6,348
Charge-offs	(376)				(144)		(520)
Recoveries	5		1	1	68		75
Provisions	232	(123)	160	279	183	(148)	583

Ending balance	$1,023	$281	$3,459	$1,566	$157	$	$6,486

		Real Estate
March 31, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2018	$1,206	$379	$2,963	$1,340	$37	$381	$6,306
Charge-offs	(77)			(50)	(99)		(226)
Recoveries	3		2	1	39		45
Provisions	(316)	5	493	(112)	55	265	390

Ending balance	$816	$384	$3,458	$1,179	$32	$646	$6,515

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2019 and December 31, 2018 is summarized as follows:

			Real Estate
March 31, 2019	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,023		$281		$3,459		$1,566		$157	$			$6,486

Ending balance:
individually evaluated for impairment		77				91		55						223

Ending balance:
collectively evaluated for impairment		946		281		3,368		1,511		157				6,263

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$117,324		$43,291		$491,650		$214,501		$11,304	$			$878,070

Ending balance:
individually evaluated for impairment		946		85		1,475		2,147						4,653

Ending balance:
collectively evaluated for impairment		116,294		43,206		487,022		212,104		11,304				869,930

Ending balance:
purchased credit impaired loans		$84	$			$3,153		$250	$		$			$3,487

			Real Estate
December 31, 2018	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,162		$404		$3,298		$1,286		$50		$148		$6,348

Ending balance:
individually evaluated for impairment		382				78		28						488

Ending balance:
collectively evaluated for impairment		780		404		3,220		1,258		50		148		5,680

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$122,919		$39,556		$497,597		$221,115		$11,997	$			$893,184

Ending balance:
individually evaluated for impairment		1,249				1,643		2,146						5,038

Ending balance:
collectively evaluated for impairment		121,521		39,556		492,779		218,468		11,997				884,321

Ending balance:
purchased credit impaired loans		$149	$			$3,175		$501	$		$			$3,825

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2019 and December 31, 2018:

March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$104,705	$9,043	$3,576		$117,324
Real estate:
Construction	43,043	163	85		43,291
Commercial	458,865	19,076	13,709		491,650
Residential	210,296	2,084	2,121		214,501
Consumer	11,304				11,304

Total	$828,213	$30,366	$19,491		$878,070

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$109,609	$9,123	$4,187		$122,919
Real estate:
Construction	39,265		291		39,556
Commercial	471,364	13,106	13,127		497,597
Residential	216,218	2,126	2,771		221,115
Consumer	11,997				11,997

Total	$848,453	$24,355	$20,376		$893,184

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2019 and December 31, 2018. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$56	$	$	$56	$116,343	$841	$117,240
Real estate:
Construction	250			250	42,957	84	43,291
Commercial	1,244	4	81	1,329	486,471	697	488,497
Residential	1,668	249	20	1,937	211,293	1,021	214,251
Consumer	65	27	21	113	11,191		11,304

Total	$3,283	$280	$122	$3,685	$868,255	$2,643	$874,583

Purchased credit impaired loans							3,487

Total Loans							$878,070

	Accrual Loans
December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$69	$128	$82	$279	$121,350	$1,141	$122,770
Real estate:
Construction	11	655	247	913	38,643		39,556
Commercial	467	538	170	1,175	492,545	702	494,422
Residential	4,537	1,322	290	6,149	213,579	886	220,614
Consumer	124	57	50	231	11,766		11,997

Total	$5,208	$2,700	$839	$8,747	$877,883	$2,729	$889,359

Purchased credit impaired loans							3,825

Total Loans							$893,184

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2019 and 2018, and as of and for the year ended, December 31, 2018 by major loan classification:

				This Quarter
March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$189	$189		$169	$23
Real estate:
Construction	85	85		43
Commercial	4,257	4,257		4,271	100
Residential	2,217	2,217		2,342	91
Consumer

Total	6,748	6,748		6,825	214

With an allowance recorded:
Commercial	841	841	$77	1,045
Real estate:
Construction
Commercial	371	371	91	453	4
Residential	180	318	55	181	1
Consumer

Total	1,392	1,530	223	1,679	5

Commercial	1,030	1,030	77	1,214	23
Real estate:
Construction	85	85		43
Commercial	4,628	4,628	91	4,724	104
Residential	2,397	2,535	55	2,523	92
Consumer

Total	$8,140	$8,278	$223	$8,504	$219

				For the Year Ended
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$149	$149		$459	$564
Real estate:
Construction
Commercial	4,284	4,284		6,382	2,846
Residential	2,466	2,466		2,875	460
Consumer

Total	6,899	6,899		9,716	3,870

With an allowance recorded:
Commercial	1,249	1,249	$382	1,117	7
Real estate:
Construction
Commercial	534	534	78	676	17
Residential	181	319	28	184	3
Consumer

Total	1,964	2,102	488	1,977	27

Commercial	1,398	1,398	382	1,576	571
Real estate:
Construction
Commercial	4,818	4,818	78	7,058	2,863
Residential	2,647	2,785	28	3,059	463
Consumer

Total	$8,863	$9,001	$488	$11,693	$3,897

				This Quarter
March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,033	$1,033		$1,119	$353
Real estate:
Construction
Commercial	8,084	8,084		8,736	1,035
Residential	3,152	3,170		3,252	79
Consumer

Total	12,269	12,287		13,107	1,467

With an allowance recorded:
Commercial	1,105	1,105	$69	442	2
Real estate:
Construction
Commercial	534	534	78	535	6
Residential	186	324	47	187	2
Consumer

Total	1,825	1,963	194	1,164	10

Commercial	2,138	2,138	69	1,561	355
Real estate:
Construction
Commercial	8,618	8,618	78	9,271	1,041
Residential	3,338	3,494	47	3,439	81
Consumer

Total	$14,094	$14,250	$194	$14,271	$1,477

For the three months ended March 31, interest income, related to impaired loans, would have been $60 in 2019 and $47 in 2018 had the loans been current and the terms of the loans not been modified.

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

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,765 at March 31, 2019, $2,925 at December 31, 2018 and $5,429 at March 31, 2018.

There was one loan modified as troubled debt restructuring for the three months ended March 31, 2019. There were no loans modified as troubled debt restructuring for the three months ended March 31, 2018.

During the three months ended March 31, 2019 there was one default on a residential loan restructured. In 2018, there were no defaults on loans restructured.

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

The unpaid principal balances and the related carrying amount of acquired loans as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Credit impaired purchased loans evaluated individually for incurred credit losses:
Outstanding balance	$6,970	$7,491
Carrying Amount	3,487	3,825
Other purchased loans evaluated collectively for incurred credit losses:
Outstanding balance	297,987	315,013
Carrying Amount	297,522	314,328
Total Purchased Loans:
Outstanding balance	304,957	322,504
Carrying Amount	$301,009	$318,153

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Quarter Ended March 31,
	2019	2018
Balance—beginning of period	$579	$2,129
Additions
Accretion recognized during the period	(183)	(1,443)
Net reclassification from non-accretable to accretable	34	969

Balance—end of period	$430	$1,655

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

Unused commitments at March 31, 2019, totaled $139,086 consisting of $71,867 in commitments to extend credit, $61,488 in unused portions of lines of credit and $5,731 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2018, totaled $161,732, consisting of $96,431 in commitments to extend credit, $59,512 in unused portions of lines of credit and $5,789 in standby letters of credit.

6. Other assets:

The components of other assets at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
Other real estate owned	$461	$721
Bank owned life insurance	30,049	29,862
Restricted equity securities	1,008	1,054
Deferred tax assets	5,721	5,884
Lease right-to-use assets	3,606
Other assets	7,361	4,635

Total	$48,206	$42,156

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

7. Leases:

On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note 1, Summary of Significant Accounting Policies. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. On January 1, 2019, the Company leased 12 of its 32 locations. The Company’s branch locations operating under lease agreements have all been designated as operating leases. In addition, the Company leases certain equipment under operating leases. The Company does not have leases designated as finance leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-

use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.

As of March 31, 2019 the Company’s lease ROU assets and related lease liabilities were $3,606 and $3,616, respectively, and have remaining terms ranging from 1 to 35 years, including extension options that the Company is reasonably certain will be exercised. For the quarter ended March 31, 2019, operating lease cost totaled $147.

The table below summarizes other information related to our operating leases:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$136
ROU assets obtained in exchange for lease liabilities	$3,719
Weighted average remaining lease term—operating leases, in years	12.10
Weighted average discount rate—operating leases	3.29%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability.

2019	$410
2020	530
2021	531
2022	496
2023	352
Thereafter	2,239

Total lease payments	4,558
Less imputed interest	(942)

$3,616

As of March 31, 2019 , the Company had not entered into any material leases that have not yet commenced.

8. Fair value estimates:

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
March 31, 2019	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$30,443		$30,443
Tax-exempt	7,668		7,668
Mortgage-backed securities:
U.S. Government agencies	27,282		27,282
U.S. Government-sponsored enterprises	26,430		26,430
Corporate debt obligations	8,861		8,861

Total	$100,684		$100,684

	Fair Value Measurement Using
December 31, 2018	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$33,278		$33,278
Tax-exempt	12,776		12,776
Mortgage-backed securities:
U.S. Government agencies	23,670		23,670
U.S. Government-sponsored enterprises	26,195		26,195
Corporate debt obligations	8,758		8,758

Total	$104,677		$104,677

Other real estate owned: Assets acquired through loan foreclosure are recorded at fair value less costs to sell, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off. If the fair value is higher than the carrying amount of the loan, the excess is recognized first as a recovery and then as noninterest income. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value differs from the fair value, less estimated selling costs. Fair value is based on recent real estate appraisals and is updated at least annually. The Company classifies other real estate owned in level 3 of the fair value hierarchy.

Impaired loans: The fair value of impaired loans is specifically reviewed for purposes of determining the appropriate amount of impairment to be allocated to the ALLL. Fair value is generally measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based on an outside appraisal, if deemed significant, or the net book value on the applicable borrower financial statements. Likewise, values for inventory and accounts receivable collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate (Level 3). Impaired loans are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income (Loss).

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
March 31, 2019	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$461			$461
Impaired loans, net of related allowance	1,169			1,169

Total	$1,630			$1,630

	Fair Value Measurement Using
December 31, 2018	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$721			$721
Impaired loans, net of related allowance	1,476			1,476

Total	$2,197			$2,197

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at March 31, 2019 and December 31, 2018

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$461	Appraisal of collateral	Appraisal adjustments	8.0% to 69.0% (33.1)%
			Liquidation expenses	7.0% to 7.0% (7.0)%
Impaired loans	$1,169	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	6.0% to 25.0% (12.3)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$721	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (28.4)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$1,476	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	7.0% to 25.0% (10.3)%

The carrying and fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
March 31, 2019	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$68,101	$68,101	$68,101
Investment securities	100,684	100,684		$100,684
Loans held for sale	695	695		695
Net loans (1)	871,584	857,801			$857,801
Accrued interest receivable	3,018	3,018		737	2,281
Financial liabilities:
Deposits	$1,001,029	$998,430		$998,430
Long-term debt	6,912	6,912		6,912
Accrued interest payable	475	475		475

		Fair Value Hierarchy
December 31, 2018	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$53,816	$53,816	$53,816
Investment securities available-for-sale	104,677	104,677		$104,677
Loans held for sale	637	637		637
Net loans (1)	886,836	872,455			$872,455
Accrued interest receivable	3,010	3,010		663	2,347
Financial liabilities:
Deposits	$1,004,593	$999,929		$999,929
Long-term debt	6,892	6,892		6,892
Accrued interest payable	484	484		484

(1)

The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU No. 2016-01 where the fair value of loans as of March 31, 2019 and December 31, 2018 was measured using an exit price notion.

Note 9. Revenue recognition:

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018.

March 31,	2019	2018
Noninterest Income:
In-scope of Topic 606:
Service charges, fees and commissions	$1,053	$1,228
Trust and asset management	507	364

Noninterest income (in-scope of Topic 606)	1,560	1,592
Noninterest income (out-of-scope of Topic 606)	251	361

Total noninterest income	$1,811	$1,953

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration, resulting in a contract receivable, or before payment is due, resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2018. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 14, 2019.

Operating Environment:

Growth increased in the first quarter of 2019 from 2.2% recorded in the fourth quarter of 2018, reflecting positive contributions from personal consumption expenditures, private inventory investment, exports, state and local government spending and nonresidential fixed investment. The gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 3.2% in the first quarter of 2019. The consumer price index for the last 12 months rose 1.9% ending March 31, 2019. Excluding the food and energy components, core consumer price index increased 2.0% over the latest twelve months which equaled the Federal Open Market Committee (“FOMC”) inflation benchmark of 2.0%. Based on previous trends of higher inflation followed by current trends toward price stability and slower growth, the FOMC held the federal funds target rate range on March 20, 2019 at 2.25% to 2.50%. The FOMC is expected to hold course on rate changes until there are more indications regarding future economic activity. Accordingly, additional interest rate increases may have an adverse impact on our loan growth, asset quality and fund costs.

Review of Financial Position:

Total assets increased $1,109 to $1,138,712 at March 31, 2019, from $1,137,603 at December 31, 2018. Loans, net decreased to $878,070 at March 31, 2019, compared to $893,184 at December 31, 2018, a decrease of $15,114. Business lending, including commercial and commercial real estate loans decreased $11,542, retail lending, including residential mortgages and consumer loans decreased $7,307, while construction lending increase $3,735 during the three months ended March 31, 2019. Investment securities decreased $3,993, or 3.8%, in the three months ended March 31, 2019. Noninterest-bearing deposits increased $2,306, while interest-bearing deposits decreased $5,870 in the three months ended March 31, 2019. Total stockholders’ equity decreased $420, or 0.4%, to $113,490 at March 31, 2019 from $113,910 at year-end 2018. For the three months ended March 31, 2019, total assets averaged $1,129,650, a decrease of $33,592 from $1,163,242 for the same period in 2018.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $100,684 at March 31, 2019, a decrease of $3,993, or 3.8%, from $104,677 at December 31, 2018. The decrease was a result of payments, prepayments, and sales on investments partially offset by $7,647 securities acquired in the three months ended March 31, 2019.

For the three months ended March 31, 2019, the investment portfolio averaged $108,256, an increase of $15,468, compared to $92,788 for the same period last year. The tax-equivalent yield on the investment portfolio increased to 3.10% for the three months ended March 31, 2019, from 2.74% for the comparable period of 2018. The tax-equivalent yield on the investment portfolio for the first quarter of 2019 increased 11 basis points to 3.10% from 2.99% for the fourth quarter of 2018.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding loss, included as a separate component of stockholders’ equity of $884, net of deferred income taxes of $234 at March 31, 2019, and $1,725, net of deferred income taxes of $458 at December 31, 2018. The decrease in the net unrealized holding loss was a result of reductions in general market rates.

Loan Portfolio:

Loans, net, decreased to $878,070 at March 31, 2019 from $893,184 at December 31, 2018, a decrease of $15,114, or 1.7%. Business loans, including commercial and commercial real estate loans, decreased $11,542, or 1.9%, to $608,974 at March 31, 2019 from $620,516 at December 31, 2018. Retail loans, including residential real estate and consumer loans, decreased $7,307, or 3.1%, to $225,805 at March 31, 2019 from $233,112 at December 31, 2018. Construction lending increased $3,735 or 9.4% to 43,291 at March 31, 2019 from $39,556 at December 31, 2018. Loan originations in the first three months of 2019 represented a more moderate pace as compared to the same period of 2018. The reduction in loan growth was a result of management’s decision to focus on improving margins on loan originations through employing prudent pricing practices and maintaining strong underwriting standards.

For the three months ended March 31, 2019, loans, net averaged $886,813, a decrease of $58,914 compared to $945,727 for the same period of 2018. The tax-equivalent yield on the loan portfolio was 5.02% for the three months ended March 31, 2019, a 36 basis point decrease from the comparable period last year. Loan accretion included in loan interest income in the first three months of 2019 related to acquired loans was $439. The tax-equivalent yield on the loan portfolio decreased 49 basis points during the first quarter of 2019 to 5.02% from 5.51% in the fourth quarter of 2018. The primary cause of the decrease in the tax-equivalent yield was the realization of lower accretion on purchased loans.

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

Off-balance sheet commitments at March 31, 2019, totaled $139,086, consisting of $71,867 in commitments to extend credit, $61,488 in unused portions of lines of credit and $5,731 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, off-balance sheet commitments, at December 31, 2018, totaled $161,732, consisting of $96,431 in commitments to extend credit, $59,512 in unused portions of lines of credit and $5,789 in standby letters of credit.

Asset Quality:

National, Pennsylvania and market area unemployment rates at March 31, 2019 and 2018 are summarized as follows:

	2019	2018
United States	3.8%	4.0%
Pennsylvania	3.9%	4.4%
Berks County	4.1%	4.3%
Blair County	4.2%	4.3%
Centre County	3.1%	3.1%
Clearfield County	5.5%	5.7%
Dauphin County	3.7%	4.0%
Huntingdon County	6.4%	6.3%
Lebanon County	3.7%	3.8%
Lycoming County	5.0%	5.5%
Northumberland County	5.8%	5.8%
Perry County	3.8%	3.9%
Schuylkill County	5.4%	5.5%
Somerset County	5.8%	6.1%

Employment conditions in 2019 improved for the United States and Commonwealth of Pennsylvania, and either improved or remained the same for all of the Counties in which we have branch locations with the exception of Huntingdon County. The average unemployment rate for all of our Counties improved to 4.7% in 2019 from 4.9% in 2018. The lowest unemployment rate in 2019 for all the Counties we serve was 3.1% which was in Centre County with the highest recorded rate being 6.4% in Huntingdon County. An increase in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.

Our asset quality improved in the three months ended March 31, 2019. Nonperforming assets decreased $1,245, or 17.3% to $5,957 at March 31, 2019, from $7,202 at December 31, 2018. We experienced decreases in nonaccrual loans, other real estate owned, accruing loans past due 90 days or more and accruing restructured loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.68% at March 31, 2019 compared to 0.81% at December 31, 2018.

Loans on nonaccrual status decreased $86 to $2,643 at March 31, 2019 from $2,729 at December 31, 2018. The decrease in nonaccrual loans was due to decreases of $300 in commercial loans partially offset by increases of $79 in commercial real estate loans and $135 in residential real estate loans. Accruing troubled debt restructured loans declined $182, to $2,731 at March 31, 2019 from $2,913 at December 31, 2018. Accruing loans past due 90 days or more decreased $717, while other real estate owned decreased $260 during the three months ended March 31, 2019.

Nonperforming assets decreased $2,467 to $5,957 at March 31, 2019 from $8,424 at March 31, 2018. Decreases in accruing troubled debt restructured loans and accruing loans past due 90 days or more were partially offset by increases in nonaccrual loans and other real estate owned.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to maximize profitability. However, this objective is superseded by our attempts to ensure that asset quality remains strong. We continue to focus our efforts on maintaining sound underwriting standards for both commercial and consumer credit.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The allowance for loan losses is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB Accounting Standards

Codification (“ASC”) 310, “Receivables”, for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, “Contingencies”, for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

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

The allowance for loan losses increased $138 to $6,486 at March 31, 2019, from $6,348 at the end of 2018. The increase in the allowance was a result of the provision for loan losses of $583 for the first three months of 2019 exceeding net charge-offs for the period. For the three months ended March 31, net charge-offs were $445 or 0.20% of average loans outstanding in 2019 compared to $181, or 0.08% of average loans outstanding in 2018.

Deposits:

We attract the majority of our deposits from within our twelve-county market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2019, total deposits decreased to $1,001,029 from $1,004,593 at December 31, 2018. Noninterest-bearing transaction accounts increased $2,306, while interest-bearing transaction accounts decreased $3,926 and time deposits decreased $1,944 in the three months ended March 31, 2019.

For the three months ended March 31, interest-bearing deposits averaged $835,687 in 2019 compared to $875,985 in 2018. The cost of interest-bearing deposits was 1.01% in 2019 compared to 0.72% in 2018. The cost of interest-bearing deposits increased six basis points comparing the first quarter of 2019 with the fourth quarter of 2018. Corresponding with recent FOMC actions, interest rates have increased from historic lows that existed for an extended period. All deposit rates have increased and as such, we anticipate further increases in our cost of deposits.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Atlantic Community Bankers Bank (“ACBB”), Pacific Community Bankers Bank and the FHLB. At March 31, 2019 and December 31, 2018, we did not have any short-term borrowings outstanding. For the three months ended March 31, we did not utilize short-term borrowings in 2019 while short-term borrowings averages $7,297 in 2018. The average cost of short-term borrowings was 1.67% in the three months ended March 31, 2018.

Long-term debt totaled $6,912 at March 31, 2019 as compared to $6,892 at December 31, 2018. For the three months ended March 31, long-term debt averaged $6,902 in 2019 and $13,205 in 2018. The reduction in average balance was due to the paydown of $6,085 in borrowings in December of 2018. The average cost of long-term debt was 7.87% in the three months ended March 31, 2019 and 5.41% for the same period last year.

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

Our cumulative one-year RSA/RSL ratio equaled 1.66 at March 31, 2019. Given the recent actions of the FOMC and the potential for rates to increase in the future, the focus of ALCO has been to maintain a positive static gap position.

The current position at March 31, 2019, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing increases in market rates, to increase net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2019, produced similar results from those indicated by the one-year static gap position. Given an instantaneous and parallel shift in interest rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2019, would increase 5.2% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2019. Our noncore funds at March 31, 2019, were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2019, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was (1.89)%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 1.72%. Comparatively, our net noncore dependence ratio improved from year-end 2018 when it was 0.65%. Similarly, our net short-term noncore funding ratio was 1.73% at year-end, indicating that our reliance on short-term noncore funds decreased slightly from year-end 2018.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $14,285 during the three months ended March 31, 2019. Cash and cash equivalents increased $34,063 for the same period last year. For the three months ended March 31, 2019, we realized net cash outflows of $1,237 and $4,118 from operating and financing activities, respectively, and net cash inflows of $19,640 from investing activities. For the same period of 2018, we recognized net cash inflows of $1,224 from operating activities, $26,603 from investing activities and $6,236 from financing activities.

Operating activities used net cash of $1,237 for the three months ended March 31, 2019 compared to providing $1,224 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation, amortization and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $19,640 for the three months ended March 31, 2019. For the comparable period in 2018, investing activities provided net cash of $26,603. For the three months ended March 31, 2019 and 2018, payments and prepayments on loans exceeding loan originations was the primary factor causing the net cash inflow from investing activities

Financing activities utilized net cash of $4,118 for the three months ended March 31, 2019 and provided $6,236 for the same period last year. Deposit gathering is a predominant financing activity. During the three months ended March 31, 2019 deposits decreased $3,564 and increased $12,125 for the same period in 2018. The payment of a cash dividends of $915 also impacted net cash from financing activities in 2019. The repayment of short-term borrowings of $6,000 in the first quarter of 2018 partially offset the increase in net cash from deposit activities.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $113,490, or $12.40 per common share, at March 31, 2019, and $113,910, or $12.49 per common share, at December 31, 2018. The net decrease in stockholders’ equity in the three months ended March 31, 2019 was a result of the recognition of net loss of $687 and the payout of cash dividends of $915, partially offset by the issuance of common stock to Riverview’s ESPP, 401k and dividend reinvestment plans of $175, the issuance of common stock related to the stock options exercised of $166 and the recognition of a change in other comprehensive income of $841.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance.

The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the periods ended March 31, 2019 and December 31, 2018:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
March 31, 2019:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$99,185	11.4%	$91,021	≥	10.50%	$86,687	≥	10.0%
Tier 1 capital (to risk-weighted assets)	92,626	10.7	73,684	≥	8.50	69,350	≥	8.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	92,626	10.7	60,681	≥	7.00	56,347	≥	6.5
Tier 1 capital (to average total assets)	92,626	8.4	44,114	≥	4.00	55,143	≥	5.0

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.875% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2018:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$100,001	11.4%	$86,443	≥	9.875%	$87,538	≥	10.0%
Tier 1 capital (to risk-weighted assets)	93,580	10.7	68,936	≥	7.875	70,030	≥	8.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	93,580	10.7	55,805	≥	6.375	56,900	≥	6.5
Tier 1 capital (to average total assets)	93,580	8.4	44,733	≥	4.000	55,916	≥	5.0

Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at March 31, 2019 and December 31, 2018. There are no conditions or negative events since this notification that we believe have changed the Bank’s category.

Review of Financial Performance:

We reported a net loss of $687, or $(0.08) per basic and diluted weighted average common share for the three months ended March 31, 2019, compared to net income of $2,811, or $0.31 per basic and diluted weighted average common share, for the comparable period of 2018. The return on average assets and return on average stockholders’ equity were (0.25)% and (2.46)% for the three months ended March 31, 2019. The reduction in net income recognized in 2019 was directly attributable to recording pre-tax expense of $2,218 related to an executive separation of service agreement and from reduced interest income related to lower loan levels. The decline in loan volumes was due to merger related attrition, including payoffs on acquired purchase credit impaired loans and steadfast adherence to both credit quality underwriting standards and prudent pricing discipline.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21% in 2019 and 21% in 2018.

For the three months ended March 31, tax-equivalent net interest income decreased $1,663 to $9,830 in 2019 from $11,493 in 2018. The decrease in tax-equivalent net interest income was primarily attributable to a net decline in average loans of $58,914. Overall, average earning assets decreased $21,181 less than the decline in average interest-bearing liabilities comparing the first quarters of 2019 and 2018. The tax-equivalent net interest margin for the three months ended March 31, was 3.86% in 2019 compared to 4.38% in 2018. The net interest spread decreased to 3.67% for the three months ended March 31, 2019 from 4.25% for the three months ended March 31, 2018. Loan accretion included in loan interest income in the first quarter of 2019 related to loans acquired from mergers was $439 resulting in an increase in the tax-equivalent loan interest yield of 20 basis points. For the same period in 2018 loan accretion income was $1,873, resulting in an increase in the tax-equivalent loan interest yield of 81 basis points.

For the three months ended March 31, 2019, tax-equivalent interest income decreased $1,216, to $12,037 from $13,253 for the three months ended March 31, 2018. A negative volume variance in interest income of $706 attributable to changes in the average balance of earning assets was further magnified by a $510 unfavorable rate variance due to reductions in the yield on earning assets. Specifically, the decrease was primarily due to a reduction in average earning assets which decreased $32,717 to $1,032,022 for the first quarter of 2019 from $1,064,739 for the same period in 2018. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the three months ended March 31, 2019 to 4.73% as compared to 5.05% for the three months ended March 31, 2018. This decrease was a result of the impact of the lower accretion of purchase accounting marks from previous merger activity. Average loans decreased $58,914 comparing the first quarters of 2019 and 2018 which caused tax-equivalent interest income to decrease $799. The tax-equivalent yield on the loan portfolio was 5.02% for the three months ended March 31, 2019 compared to 5.38% for the same period last year. This decrease caused a negative impact on tax-equivalent interest income of $759 comparing the three months ended March 31, 2019 and 2018. The tax-equivalent yield excluding loan accretion from acquired loans would have been 4.82% in the first three months of 2019 as compared to 4.57% for the first three months of 2018. The yield earned on investments increased 36 basis points for the first quarter of 2019 to 3.10% from 2.74% for the first quarter of 2018 and resulted in higher tax-equivalent interest income of $157. Average investments increased to $108,256 for the quarter ended March 31, 2019 compared to $92,788 for the same period in 2018 resulting in an increase in tax-equivalent interest income of $43. Overall tax-equivalent interest earned on investments was $827 for the three-month period ended March 31, 2019 compared to $627 for the same period in 2018.

Total interest expense increased $447 to $2,207 for the three months ended March 31, 2019 from $1,760 for the three months ended March 31, 2018. A favorable volume variance caused interest expenses to decrease $554, while an unfavorable rate variance resulted in a $1,001 increase in fund costs. The average volume of interest-bearing liabilities decreased to $842,589 for the three months ended March 31, 2019, from $896,487 for the three months ended March 31, 2018. Average interest-bearing deposits decreased $40,298 to $835,687 for the first quarter of 2019 from $875,985 for the same period last year. The cost of interest-bearing deposits increased 29 basis points comparing the first quarters of 2019 and 2018. The total cost of funds increased to 1.06% for the three months ended March 31, 2019 as compared to 0.80% for the same period in 2018.

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

	Three months ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$851,515	$10,688	5.09%	$908,574	$12,241	5.46%
Tax exempt	35,298	291	3.34%	37,153	296	3.23%
Investments
Taxable	97,041	740	3.09%	76,952	523	2.76%
Tax exempt	11,215	87	3.15%	15,836	104	2.66%
Interest bearing deposits	36,953	231	2.54%	23,607	79	1.36%
Federal funds sold				2,617	10	1.55%

Total earning assets	1,032,022	12,037	4.73%	1,064,739	13,253	5.05%
Less: allowance for loan losses	6,377			6,474
Other assets	104,005			104,977

Total assets	$1,129,650			$1,163,242

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$113,602	$293	1.05%	$131,678	$269	0.83%
NOW accounts	281,052	505	0.73%	246,762	347	0.57%
Savings accounts	129,259	30	0.09%	188,358	32	0.07%
Time deposits	311,774	1,245	1.62%	309,187	906	1.19%
Short term borrowings				7,297	30	1.67%
Long-term debt	6,902	134	7.87%	13,205	176	5.41%

Total interest bearing liabilities	842,589	2,207	1.06%	896,487	1,760	0.80%
Non-interest bearing demand deposits	156,735			149,123
Other liabilities	17,006			9,996
Stockholders’ equity	113,320			107,636

Total liabilities and stockholders’ equity	$1,129,650			$1,163,242

Net interest income/spread		$9,830	3.67%		$11,493	4.25%

Net interest margin			3.86%			4.38%
Tax-equivalent adjustments:
Loans		$61			$62
Investments		18			22

Total adjustments		$79			$84

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2019.

The provision for loan losses totaled $583 for the three months ended March 31, 2019, compared to $390 for the same period in 2018. The increase in the provision for loan losses in 2019 was due to recognition of net charge-offs and changes in local economic conditions.

Noninterest Income:

For the quarter ended March 31, noninterest income totaled $1,811 in 2019, a decrease of $142 from $1,953 in 2018. The overall reduction was primarily driven by decreases in service charges, fees and commission of $175, and mortgage banking income of $64. Service charge income experienced a decrease in NSF and overdraft income, while mortgage banking income decreased due to lower volume caused by higher mortgage origination rates and normal seasonal stagnation. Positive increases were made in both trust and wealth management as income for the first quarter of 2019 increased by $50 and $93, respectively, when compared against the first quarter of 2018. Additionally, net losses on the sale of investment securities of $42 were recognized in the first quarter of 2019 in order to dispose of certain investments with low yields and higher risk characteristics.

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

Noninterest expense increased $2,428, or 25.5%, to $11,964 for the three months ended March 31, 2019, from $9,536 for the same period last year. The majority of this increase relates to expenses related to an executive separation of service agreement. The net cost of operation of other real estate owned was $127 for the first quarter of 2019 versus a credit of $1 in the first quarter of 2018 as the Company continues to reduce its holdings in other real estate owned. Other expenses increased $172, or 6.0% to $3,044 for the first quarter of 2019 from $2,872 for the same period last year. Offsets to the overall increase in noninterest expense were realized through reduced costs in net occupancy and equipment of $33, and in the amortization expense of intangible assets of $27 when comparing the first quarter of 2019 to the first quarter of 2018.

Income Taxes:

We recorded an income tax benefit of $298 for the three months ended March 31, 2019, and income tax expense of $625 for the three months ended March 31, 2018.

Riverview Financial Corporation

Item 3. Quantitative And Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2019, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

By:	/s/ Brett D. Fulk
Brett D. Fulk
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2019

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2019