Form 10-Q
period 2019-06-30
Riverview Financial Corp
filed 2019-08-08
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,167,700 at July 30, 2019.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2019

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$11,354	$16,708
Interest-bearing deposits in other banks	29,621	37,108
Investment securities available-for-sale	100,254	104,677
Loans held for sale	170	637
Loans, net	889,305	893,184
Less: allowance for loan losses	7,002	6,348

Net loans	882,303	886,836
Premises and equipment, net	18,144	18,208
Accrued interest receivable	2,870	3,010
Goodwill	24,754	24,754
Intangible assets	3,121	3,509
Other assets	47,607	42,156

Total assets	$1,120,198	$1,137,603

Liabilities:
Deposits:
Noninterest-bearing	$160,407	$162,574
Interest-bearing	819,293	842,019

Total deposits	979,700	1,004,593
Short-term borrowings
Long-term debt	6,932	6,892
Accrued interest payable	445	484
Other liabilities	17,443	11,724

Total liabilities	1,004,520	1,023,693

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; June 30, 2019, issued and outstanding 9,167,670 shares; December 31, 2018, issued and outstanding 9,121,555 shares	101,644	101,134
Capital surplus	304	332
Retained earnings	13,978	15,063
Accumulated other comprehensive loss	(248)	(2,619)

Total stockholders’ equity	115,678	113,910

Total liabilities and stockholders’ equity	$1,120,198	$1,137,603

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2019	2018	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$11,680	$11,226	$22,368	$23,467
Tax-exempt	233	235	463	469
Interest and dividends on investment securities available-for-sale:
Taxable	732	542	1,472	1,065
Tax-exempt	47	81	116	163
Dividends
Interest on interest-bearing deposits in other banks	216	101	447	180
Interest on federal funds sold		10		20

Total interest income	12,908	12,195	24,866	25,364

Interest expense:
Interest on deposits	2,099	1,723	4,172	3,277
Interest on short-term borrowings				30
Interest on long-term debt	131	192	265	368

Total interest expense	2,230	1,915	4,437	3,675

Net interest income	10,678	10,280	20,429	21,689
Provision for loan losses	618		1,201	390

Net interest income after provision for loan losses	10,060	10,280	19,228	21,299

Noninterest income:
Service charges, fees and commissions	1,315	1,651	2,368	2,879
Commission and fees on fiduciary activities	281	235	541	445
Wealth management income	236	219	483	373
Mortgage banking income	100	189	206	359
Bank owned life insurance investment income	194	199	381	390
Net gain (loss) on sale of investment securities available-for-sale		40	(42)	40

Total noninterest income	2,126	2,533	3,937	4,486

Noninterest expense:
Salaries and employee benefits expense	5,830	5,221	13,340	10,543
Net occupancy and equipment expense	1,044	1,012	2,133	2,134
Amortization of intangible assets	194	220	388	441
Net cost (benefit) of operation of other real estate owned	(92)	2	35	1
Other expenses	3,508	2,953	6,552	5,825

Total noninterest expense	10,484	9,408	22,448	18,944

Income before income taxes	1,702	3,405	717	6,841
Income tax expense (benefit)	268	618	(30)	1,243

Net income	1,434	2,787	747	5,598

Other comprehensive income:
Unrealized gain (loss) on investment securities available-for-sale	1,936	112	2,959	(963)
Reclassification adjustment for net (gain) loss on sale of investment securities available-for-sale included in net income (loss)		(40)	42	(40)

Other comprehensive income (loss)	1,936	72	3,001	(1,003)
Income tax expense (benefit) related to other comprehensive income	406	15	630	(210)

Other comprehensive income (loss), net of income taxes	1,530	57	2,371	(793)

Comprehensive income	$2,964	$2,844	$3,118	$4,805

Per share data:
Net income:
Basic	$0.16	$0.31	$0.08	$0.62
Diluted	$0.16	$0.31	$0.08	$0.62
Average common shares outstanding:
Basic	9,160,290	9,089,011	9,151,850	9,084,054
Diluted	9,172,992	9,134,248	9,167,409	9,136,004

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

For the six months ended June 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2019	$101,134	$332	$15,063	$(2,619)	$113,910
Net income			747		747
Other comprehensive income, net of income taxes				2,371	2,371
Compensation cost of option grants
Issuance under ESPP, 401k and Dividend Reinvestment plans: 27,984 shares	316				316
Exercise of stock options: 18,131 shares	194	(28)			166
Dividends declared, $0.20 per share			(1,832)		(1,832)

Balance, June 30, 2019	$101,644	$304	$13,978	$(248)	$115,678

Balance, January 1, 2018	$100,476	$423	$6,936	$(1,579)	$106,256
Net income			5,598		5,598
Other comprehensive income (loss), net of income taxes				(793)	(793)
Compensation cost of option grants		1			1
Issuance under ESPP, 401k and Dividend Reinvestment plans: 20,862 shares	265				265
Exercise of stock options: 4,761 shares	49				49
Dividends declared, $0.10 per shares			(909)		(909)

Balance, June 30, 2018	$100,790	$424	$11,625	$(2,372)	$110,467

For the three months ended June 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 1, 2019	$101,500	$307	$13,461	$(1,778)	$113,490
Net income			1,434		1,434
Other comprehensive income, net of income taxes				1,530	1,530
Compensation cost of option grants
Issuance under ESPP, 401k and Dividend Reinvestment plans: 12,761 shares	141				141
Exercise of stock options: 310 shares	3	(3)
Dividends declared, $0.10 per share			(917)		(917)

Balance, June 30, 2019	$101,644	$304	$13,978	$(248)	$115,678

Balance, April 1, 2018	$100,660	$422	$9,747	$(2,429)	$108,400
Net income			2,787		2,787
Other comprehensive income (loss), net of income taxes				57	57
Compensation cost of option grants		2			2
Issuance under ESPP, 401k and Dividend Reinvestment plans: 10,709 shares	130				130
Exercise of stock options:
Dividends declared, $0.10 per shares			(909)		(909)

Balance, June 30, 2018	$100,790	$424	$11,625	$(2,372)	$110,467

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2019		2018
Cash flows from operating activities:
Net income		$747		$5,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment		589		619
Provision for loan losses		1,201		390
Stock based compensation				1
Net amortization of investment securities available-for-sale		399		402
Net cost of operation of other real estate owned		35		1
Net (gain) loss on sale of investment securities available-for-sale		42		(40)
Amortization of purchase adjustment on loans		(1,495)		(2,613)
Amortization of intangible assets		388		441
Deferred income taxes		(111)		1,072
Proceeds from sale of loans originated for sale		7,599		13,337
Net gain on sale of loans originated for sale		(206)		(359)
Loans originated for sale		(6,926)		(13,597)
Bank owned life insurance investment income		(381)		(390)
Net change in:
Accrued interest receivable		140		451
Other assets		(1,169)		60
Accrued interest payable		(39)		(19)
Other liabilities		1,107		(1,095)

Net cash provided by operating activities		1,920		4,259

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases		(10,485)		(6,839)
Proceeds from repayments		8,728		5,942
Proceeds from sales		8,740		4,825
Proceeds from the sale of other real estate owned		627		196
Net decrease in restricted equity securities		119		146
Net decrease (increase) in loans		4,800		18,351
Purchases of premises and equipment		(1,065)		(530)
Purchase of bank owned life insurance		(22)		(21)

Net cash provided by investing activities		11,442		22,070

Cash flows from financing activities:
Net decrease in deposits		(24,893)		(8,758)
Net decrease in short-term borrowings				(6,000)
Repayment of long-term debt				(142)
Proceeds from long-term debt		40
Issuance under ESPP, 401k and DRP plans		316		265
Proceeds from exercise of stock options		166		49
Cash dividends paid		(1,832)		(909)

Net cash used in financing activities		(26,203)		(15,495)

Net increase (decrease) in cash and cash equivalents		(12,841)		10,834
Cash and cash equivalents—beginning		53,816		25,786

Cash and cash equivalents—ending		$40,975		$36,620

Supplemental disclosures:
Cash paid during the period for:
Interest		$4,476		$3,694

Income taxes	$		$

Noncash items from operating activities:
Operating lease right-of-use assets and liabilities		$4,612	$

Noncash items from investing activities:
Transfer of owned properties to available for sale		$540	$

Noncash items from financing activities:
Other real estate acquired in settlement of loans		$27		$51

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

Riverview Bank, with 30 full service offices and three limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small-to-medium sized businesses in the Pennsylvania market areas of Berks, Blaire, Centre, Clearfield, Cumberland, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties in Pennsylvania.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended as of June 30, 2019, are not necessarily indicative of the results of operations and financial position that may be expected in the future. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K, filed on March 14, 2019.

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

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. In November 2018, the FASB issued ASU No. 2018-19—Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments-Credit Losses (Topic 326)-Targeted Transition Relief” which amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. In December 2018, the federal bank regulatory agencies approved a final rule that modifies their regulatory capital rules and provides institutions the option to phase in over a three-year period any day-one regulatory capital effects of the new accounting standard. The Company has formed an internal management committee and engaged a third party vendor to assist with the transition to the guidance set forth in this update. The committee is currently evaluating the impact of this update on the Company’s Consolidated Financial Statements, but the ALLL is expected to increase upon adoption since the allowance will be required to cover the full expected life of the portfolio. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the loan and lease portfolio at the time of adoption. Management is currently evaluating the preliminary modeling results, including a qualitative framework to account for the drivers of credit losses that are not captured by the quantitative model. In July 2019, the FASB tentatively decided to delay the effective date for small reporting public companies to interim and annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company currently expects as of January 1, 2023 to recognize a one-time cumulative effect adjustment to increase the ALLL with an offsetting reduction to the retained earnings component of equity. The effective date is subject to final approval by FASB.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Net unrealized gain (loss) on investment securities available-for-sale	$818	$(2,183)
Income tax expense (benefit)	172	(458)

Net of income taxes	646	(1,725)

Benefit plan adjustments	(1,132)	(1,132)
Income tax benefit	(238)	(238)

Net of income taxes	(894)	(894)

Accumulated other comprehensive loss	$(248)	$(2,619)

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2019 and 2018 is as follows:

Three months ended June 30,	2019	2018
Unrealized gain on investment securities available-for-sale	$1,936	$112
Net gain on the sale of investment securities available-for-sale(1)		(40)

Other comprehensive income before taxes	1,936	72
Income tax expense	406	15

Other comprehensive income	$1,530	$57

Six months ended June 30,	2019	2018
Unrealized gain (loss) on investment securities available-for-sale	$2,959	$(963)
Net (gain) loss on the sale of investment securities available-for-sale(1)	42	(40)

Other comprehensive income (loss) before taxes	3,001	(1,003)
Income tax expense (benefit)	630	(210)

Other comprehensive income (loss)	$2,371	$(793)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

3. Earnings per share:

Basic earnings per share is computed by dividing net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

Three months ended June 30,	2019	2018
Numerator:
Net income (loss)	$1,434	$2,787

Denominator:
Basic	9,160,290	9,089,011
Dilutive options	12,702	45,237

Diluted	9,172,992	9,134,248

Earnings per share:
Basic	$0.16	$0.31
Diluted	$0.16	$0.31

Six months ended June 30,	2019	2018
Numerator:
Net income (loss)	$747	$5,598

Denominator:
Basic	9,151,850	9,084,054
Dilutive options	15,559	51,950

Diluted	9,167,409	9,136,004

Earnings per share:
Basic	$0.08	$0.62
Diluted	$0.08	$0.62

For the three and six months ended June 30, 2019, there were 43,350 outstanding stock options that were excluded from the dilutive earnings per share calculation. None of the outstanding stock options for the three and six months ended June 30, 2018 were excluded from the diluted earnings per share calculation because their effect was antidilutive.

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at June 30, 2019 and December 31, 2018 are summarized as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$30,754	$590	$11	$31,333
Tax-exempt	5,370	64		5,434
Mortgage-backed securities:
U.S. Government agencies	28,669	449	3	29,115
U.S. Government-sponsored enterprises	25,135	280	78	25,337
Corporate debt obligations	9,508	31	504	9,035

Total	$99,436	$1,414	$596	$100,254

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$34,025	$145	$892	$33,278
Tax-exempt	12,970	2	196	12,776
Mortgage-backed securities:
U.S. Government agencies	23,715	61	106	23,670
U.S. Government-sponsored enterprises	26,635	11	451	26,195
Corporate debt obligations	9,515		757	8,758

Total	$106,860	$219	$2,402	$104,677

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2019, is summarized as follows:

June 30, 2019	Fair Value
Within one year	$116
After one but within five years	1,859
After five but within ten years	12,267
After ten years	31,560

45,802
Mortgage-backed securities	54,452

Total	$100,254

Securities with a fair value of $68,975 and $71,797 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2019 and December 31, 2018, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$	$	$3,471	$11	$3,471	$11
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies	451	1	785	2	1,236	3
U.S. Government-sponsored enterprises			4,082	78	4,082	78
Corporate debt obligation			6,996	504	6,996	504

Total	$451	$1	$15,334	$595	$15,785	$596

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$2,300	$4	$22,943	$888	$25,243	$892
Tax-exempt	1,950	32	9,556	164	11,506	196
Mortgage-backed securities:
U.S. Government agencies	7,862	66	1,216	40	9,078	106
U.S. Government-sponsored enterprises	18,110	163	7,133	288	25,243	451
Corporate debt obligation			8,758	757	8,758	757

Total	$30,222	$265	$49,606	$2,137	$79,828	$2,402

The Company had 18 investment securities, consisting of five taxable state and municipal obligations, 10 mortgage-backed securities, and three corporate debt obligations that were in unrealized loss positions at June 30, 2019. Of these securities, five taxable state and municipal obligation, nine mortgage-backed securities and three corporate debt obligations were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2019. There was no OTTI recognized for the three and six months ended June 30, 2019 and 2018.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2019 and December 31, 2018 are summarized as follows. Net deferred loan costs were $1,069 and $1,026 at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Commercial	$113,844	$122,919
Real estate:
Construction	48,978	39,556
Commercial	504,553	497,597
Residential	212,053	221,115
Consumer	9,877	11,997

Total	$889,305	$893,184

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

June 30, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2019	$1,023	$281	$3,459	$1,566	$157	$	$6,486
Charge-offs	(13)			(20)	(109)		(142)
Recoveries	6		1	2	31		40
Provisions	101	210	131	101	75		618

Ending balance	$1,117	$491	$3,591	$1,649	$154	$	$7,002

		Real Estate
June 30, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2019	$1,162	$404	$3,298	$1,286	$50	$148	$6,348
Charge-offs	(389)			(20)	(253)		(662)
Recoveries	11		2	3	99		115
Provisions	333	87	291	380	258	(148)	1,201

Ending balance	$1,117	$491	$3,591	$1,649	$154	$	$7,002

		Real Estate
June 30, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2018	$816	$384	$3,458	$1,179	$32	$646	$6,515
Charge-off	(93)			(10)	(63)		(166)
Recoveries	5		2	20	25		52
Provisions	298	(135)	146	106	42	(457)

Ending balance	$1,026	$249	$3,606	$1,295	$36	$189	$6,401

		Real Estate
June 30, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2018	$1,206	$379	$2,963	$1,340	$37	$381	$6,306
Charge-offs	(170)			(60)	(162)		(392)
Recoveries	8		4	21	64		97
Provisions	(18)	(130)	639	(6)	97	(192)	390

Ending balance	$1,026	$249	$3,606	$1,295	$36	$189	$6,401

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2019 and December 31, 2018 is summarized as follows:

			Real Estate
June 30, 2019	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,117		$491		$3,591		$1,649		$154	$			$7,002

Ending balance:
individually evaluated for impairment		103				92		50						245

Ending balance:
collectively evaluated for impairment		1,014		491		3,499		1,599		154				6,757

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$113,844		$48,978		$504,553		$212,053		$9,877	$			$889,305

Ending balance:
individually evaluated for impairment		879				1,474		2,132						4,485

Ending balance:
collectively evaluated for impairment		112,944		48,978		499,958		209,675		9,877				881,432

Ending balance:
purchased credit impaired loans		$21	$			$3,121		$246	$		$			$3,388

			Real Estate
December 31, 2018	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,162		$404		$3,298		$1,286		$50		$148		$6,348

Ending balance:
individually evaluated for impairment		382				78		28						488

Ending balance:
collectively evaluated for impairment		780		404		3,220		1,258		50		148		5,680

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$122,919		$39,556		$497,597		$221,115		$11,997	$			$893,184

Ending balance:
individually evaluated for impairment		1,249				1,643		2,146						5,038

Ending balance:
collectively evaluated for impairment		121,521		39,556		492,779		218,468		11,997				884,321

Ending balance:
purchased credit impaired loans		$149	$			$3,175		$501	$		$			$3,825

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2019 and December 31, 2018:

June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$101,234	$7,981	$4,629		$113,844
Real estate:
Construction	48,814	164			48,978
Commercial	476,590	9,678	18,285		504,553
Residential	207,925	2,036	2,092		212,053
Consumer	9,877				9,877

Total	$844,440	$19,859	$25,006		$889,305

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$109,609	$9,123	$4,187		$122,919
Real estate:
Construction	39,265		291		39,556
Commercial	471,364	13,106	13,127		497,597
Residential	216,218	2,126	2,771		221,115
Consumer	11,997				11,997

Total	$848,453	$24,355	$20,376		$893,184

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2019 and December 31, 2018. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$199	$	$	$199	$112,849	$775	$113,823
Real estate:
Construction	10			10	48,968		48,978
Commercial	1,044			1,044	499,694	694	501,432
Residential	1,097	141	25	1,263	209,848	696	211,807
Consumer	43	11	27	81	9,796		9,877

Total	$2,393	$152	$52	$2,597	$881,155	$2,165	$885,917

Purchased credit impaired loans							3,388

Total Loans							$889,305

	Accrual Loans
December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$69	$128	$82	$279	$121,350	$1,141	$122,770
Real estate:
Construction	11	655	247	913	38,643		39,556
Commercial	467	538	170	1,175	492,545	702	494,422
Residential	4,537	1,322	290	6,149	213,579	886	220,614
Consumer	124	57	50	231	11,766		11,997

Total	$5,208	$2,700	$839	$8,747	$877,883	$2,729	$889,359

Purchased credit impaired loans							3,825

Total Loans							$893,184

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2019 and 2018, and as of and for the year ended, December 31, 2018 by major loan classification:

					This Quarter		Year-to-Date
June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$125	$125	$		$157	$485	$163	$508
Real estate:
Construction					43		43
Commercial	4,222	4,222			4,240	104	4,255	204
Residential	2,201	2,201			2,209	34	2,276	125
Consumer

Total	6,548	6,548			6,649	623	6,737	837

With an allowance recorded:
Commercial	774	774		103	808		926
Real estate:
Construction
Commercial	373	373		92	372	4	413	8
Residential	178	316		50	179	2	180	3
Consumer

Total	1,325	1,463		245	1,359	6	1,519	11

Commercial	899	899		103	965	485	1,089	508
Real estate:
Construction					43		43
Commercial	4,595	4,595		92	4,612	108	4,668	212
Residential	2,379	2,517		50	2,388	36	2,456	128
Consumer

Total	$7,873	$8,011		$245	$8,008	$629	$8,256	$848

				For the Year Ended
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$149	$149		$459	$564
Real estate:
Construction
Commercial	4,284	4,284		6,382	2,846
Residential	2,466	2,466		2,875	460
Consumer

Total	6,899	6,899		9,716	3,870

With an allowance recorded:
Commercial	1,249	1,249	$382	1,117	7
Real estate:
Construction
Commercial	534	534	78	676	17
Residential	181	319	28	184	3
Consumer

Total	1,964	2,102	488	1,977	27

Commercial	1,398	1,398	382	1,576	571
Real estate:
Construction
Commercial	4,818	4,818	78	7,058	2,863
Residential	2,647	2,785	28	3,059	463
Consumer

Total	$8,863	$9,001	$488	$11,693	$3,897

					This Quarter		Year-to-Date
June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$366	$366	$		$700	$19	$909	$372
Real estate:
Construction
Commercial	6,978	6,978			7,531	335	8,134	1,370
Residential	3,017	3,085			3,085	58	3,168	137
Consumer

Total	10,361	10,429			11,316	412	12,211	1,879

With an allowance recorded:
Commercial	832	832		58	969	1	705	3
Real estate:
Construction
Commercial	531	531		76	533	1	534	7
Residential	185	323		42	186	1	186	3
Consumer

Total	1,548	1,686		176	1,688	3	1,425	13

Commercial	1,198	1,198		58	1,669	20	1,614	375
Real estate:
Construction
Commercial	7,509	7,509		76	8,064	336	8,668	1,377
Residential	3,202	3,408		42	3,271	59	3,354	140
Consumer

Total	$11,909	$12,115		$176	$13,004	$415	$13,636	$1,892

For the three and six months ended June 30, interest income related to impaired loans, would have been $25 and $85 in 2019 and $9 and $56 in 2018 had the loans been current and the terms of the loans not been modified.

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

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,753 at June 30, 2019, $2,925 at December 31, 2018 and $4,804 at June 30, 2018.

There were no loans modified as troubled debt restructuring during the second quarter of 2019 and one loan modified during the six months ended June 30, 2019. There were no loans modified as troubled debt restructuring for the three and six months ended June 30, 2018.

During the three months ended June 30, 2019, there were no defaults on loans restructured and one default on a restructured loan totaling $223 during the six months ended June 30, 2019. During the three months ended June 30, 2018, there was one default on loans restructured totaling $228 and six defaults on loans restructured totaling $1,474 during the six months ended June 30, 2018.

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

The unpaid principal balances and the related carrying amount of acquired loans as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Credit impaired purchased loans evaluated individually for incurred credit losses:
Outstanding balance	$5,850	$7,491
Carrying Amount	3,388	3,825
Other purchased loans evaluated collectively for incurred credit losses:
Outstanding balance	279,003	315,013
Carrying Amount	278,869	314,328
Total Purchased Loans:
Outstanding balance	284,853	322,504
Carrying Amount	$282,257	$318,153

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance—beginning of period	$430	$1,655	$579	$2,129
Accretion recognized during the period	(591)	(411)	(774)	(1,854)
Net reclassification from non-accretable to accretable	466	195	500	1,164

Balance—end of period	$305	$1,439	$305	$1,439

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

Unused commitments at June 30, 2019, totaled $179,115 consisting of $98,651 in commitments to extend credit, $74,498 in unused portions of lines of credit and $5,966 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2018, totaled $161,732, consisting of $96,431 in commitments to extend credit, $59,512 in unused portions of lines of credit and $5,789 in standby letters of credit.

6. Other assets:

The components of other assets at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019	December 31, 2018
Other real estate owned	$86	$721
Bank owned life insurance	30,265	29,862
Restricted equity securities	935	1,054
Deferred tax assets	5,365	5,884
Lease right-of-use assets	4,205
Other assets	6,751	4,635

Total	$47,607	$42,156

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

7. Leases:

On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note 1, Summary of Significant Accounting Policies. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch and back office operations. On January 1, 2019, the Company leased 12 of its 32 locations. The Company’s branch locations operating under lease agreements have all been designated as operating leases. In addition, the Company leases certain equipment under operating leases. The Company does not have leases designated as finance leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.

On June 30, 2019, the Company leased 14 of its 33 locations. The Company’s lease ROU assets and related lease liabilities were $4,205 and $4,223, respectively, and have remaining terms ranging from 1 to 35 years, including extension options that the Company is reasonably certain will be exercised. For the three and six months ended June 30, 2019, operating lease cost totaled $188 and $335, respectively.

The table below summarizes other information related to our operating leases:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$273
ROU assets obtained in exchange for lease liabilities	$4,612
Weighted average remaining lease term—operating leases, in years	10.65
Weighted average discount rate—operating leases	3.07%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability.

2019	$384
2020	742
2021	715
2022	635
2023	445
Thereafter	2,232

Total lease payments	5,153
Less imputed interest	(930)

$4,223

As of June 30, 2019, the Company entered into two new lease arrangements. The combined lease ROU assets and related lease liabilities were respectively, $893.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
June 30, 2019	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$31,333		$31,333
Tax-exempt	5,434		5,434
Mortgage-backed securities:
U.S. Government agencies	29,115		29,115
U.S. Government-sponsored enterprises	25,337		25,337
Corporate debt obligations	9,035		9,035

Total	$100,254		$100,254

	Fair Value Measurement Using
December 31, 2018	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$33,278		$33,278
Tax-exempt	12,776		12,776
Mortgage-backed securities:
U.S. Government agencies	23,670		23,670
U.S. Government-sponsored enterprises	26,195		26,195
Corporate debt obligations	8,758		8,758

Total	$104,677		$104,677

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

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
June 30, 2019	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$86			$86
Impaired loans, net of related allowance	1,080			1,080

Total	$1,166			$1,166

	Fair Value Measurement Using
December 31, 2018	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$721			$721
Impaired loans, net of related allowance	1,476			1,476

Total	$2,197			$2,197

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at June 30, 2019 and December 31, 2018

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$86	Appraisal of collateral	Appraisal adjustments	0.0% to 31.5% (31.1)%
			Liquidation expenses	0.0% to 10.0% (7.6)%
Impaired loans	$1,080	Appraisal of collateral	Appraisal adjustments	0.0% to 10.0% (1.9)%
			Liquidation expenses	0.0% to 25.0% (11.2)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$721	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (28.4)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$1,476	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	7.0% to 25.0% (10.3)%

The carrying and fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
June 30, 2019	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$40,975	$40,975	$40,975
Investment securities	100,254	100,254		$100,254
Loans held for sale	170	170		170
Net loans(1)	882,303	868,262			$868,262
Accrued interest receivable	2,870	2,870		549	2,321
Financial liabilities:
Deposits	$979,700	$980,040		$980,040
Long-term debt	6,932	6,932		6,932
Accrued interest payable	445	445		445

		Fair Value Hierarchy
December 31, 2018	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$53,816	$53,816	$53,816
Investment securities available-for-sale	104,677	104,677		$104,677
Loans held for sale	637	637		637
Net loans(1)	886,836	872,455			$872,455
Accrued interest receivable	3,010	3,010		663	2,347
Financial liabilities:
Deposits	$1,004,593	$999,929		$999,929
Long-term debt	6,892	6,892		6,892
Accrued interest payable	484	484		484
(1)

The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU No. 2016-01 where the fair value of loans as of June 30, 2019 and December 31, 2018 was measured using an exit price notion.

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

Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisor fees from wealth management products, safe deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees or trailers from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from wealth management products is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
June 30,	2019	2018	2019	2018
Noninterest Income:
In-scope of Topic 606:
Service charges, fees and commissions	$1,315	$1,651	$2,368	$2,879
Trust and asset management	517	454	1,024	818

Noninterest income (in-scope of Topic 606)	1,832	2,105	3,392	3,697
Noninterest income (out-of-scope of Topic 606)	294	428	545	789

Total noninterest income	$2,126	$2,533	$3,937	$4,486

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration, resulting in a contract receivable, or before payment is due, resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Operating Environment:

Economic growth measured as gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 2.1% in the second quarter of 2019. This represents a decrease from 3.1% recorded in the first quarter of 2019, reflecting negative contributions from business investment, exports, and both residential and nonresidential investment, but was partially offset by increases in personal consumption expenditures and government spending. The consumer price index for the last 12 months rose 1.6% ending June 30, 2019. Excluding the food and energy components, core consumer price index increased 2.1% over the latest twelve months, slightly above the Federal Open Market Committee (“FOMC”) inflation benchmark of 2.0%. On July 31, 2019 the FOMC lowered the federal funds target rate range by 25 basis points to a range of 2.00% to 2.25%, citing global risk and soft business spending as the catalyst for the decision, while also acknowledging strength in the labor market and moderate growth in economic activity. Signals are mixed in regard to future rate changes. Accordingly, additional interest rate decreases may have an adverse impact on our net interest margin.

Review of Financial Position:

Total assets decreased $17,405 to $1,120,198 at June 30, 2019, from $1,137,603 at December 31, 2018. Loans, net, decreased to $889,305 at June 30, 2019, compared to $893,184 at December 31, 2018, a decrease of $3,879. Business lending, including commercial and commercial real estate loans, decreased $2,119, retail lending, including residential mortgages and consumer loans, decreased $11,182, while construction lending increased $9,422 during the six months ended June 30, 2019. Investment securities decreased $4,423, or 4.2%, in the six months ended June 30, 2019. Noninterest-bearing deposits decreased $2,167, while interest-bearing deposits decreased $22,726 during the six months ended June 30, 2019. Total stockholders’ equity increased $1,768, or 1.6%, to $115,678 at June 30, 2019 from $113,910 at year-end 2018. For the six months ended June 30, 2019, total assets averaged $1,128,258, a decrease of $30,554 from $1,158,812 for the same period in 2018.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $100,254 at June 30, 2019, a decrease of $4,423, or 4.2%, from $104,677 at December 31, 2018. The decrease was a result of payments, prepayments, and sales of investments, partially offset by $10,485 securities acquired during the six months ended June 30, 2019.

For the six months ended June 30, 2019, the investment portfolio averaged $105,179, an increase of $12,865, compared to $92,314 for the same period last year. The tax-equivalent yield on the investment portfolio increased to 3.10% for the six months ended June 30, 2019, from 2.78% for the comparable period of 2018. The tax-equivalent yield on the investment portfolio for the second quarter of 2019 increased one basis point to 3.11% from 3.10% for the first quarter of 2019.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding gain, included as a separate component of stockholders’ equity of $646, net of deferred income taxes of $172 June 30, 2019. This compares with a net unrealized holding loss of $1,725, net of deferred income taxes of $458, at December 31, 2018. The change from an unrealized holding loss to an unrealized holding gain was a result of reductions in general market rates.

Loan Portfolio:

Loans, net, decreased to $889,305 at June 30, 2019 from $893,184 at December 31, 2018, a decrease of $3,879, or 0.4%. Business loans, including commercial and commercial real estate loans, decreased $2,119, or 0.3%, to $618,397 at June 30, 2019 from $620,516 at December 31, 2018. Retail loans, including residential real estate and consumer loans, decreased $11,182, or 4.8%, to $221,930 at June 30, 2019 from $233,112 at December 31, 2018. Construction lending increased $9,422, or 23.8%, to $48,978 at June 30, 2019 from $39,556 at December 31, 2018. Net loan repayments in the first six months of 2019 represented a more moderate pace as compared to the same period of 2018. The reduction in loan growth was a result of management’s decision to focus on improving margins on loan originations through employing prudent pricing practices and maintaining strong underwriting standards.

For the six months ended June 30, 2019, loans, net averaged $887,431, a decrease of $52,128 compared to $939,559 for the same period in 2018. The tax-equivalent yield on the loan portfolio was 5.22% for the six months ended June 30, 2019, a six basis point increase from the comparable period last year. Loan accretion included in loan interest income in the first six months of 2019 related to acquired loans was $1,495. The tax-equivalent yield on the loan portfolio increased 39 basis points during the second quarter of 2019 to 5.41% from 5.02% in the first quarter of 2019. The primary cause for the increase in the tax-equivalent yield was primarily due to accretion on purchase loans with $1,056 realized in the second quarter of 2019 versus $439 for first quarter of 2019.

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

Off-balance sheet commitments at June 30, 2019, totaled $179,115, consisting of $98,651 in commitments to extend credit, $74,498 in unused portions of lines of credit and $5,966 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, off-balance sheet commitments, at December 31, 2018, totaled $161,732, consisting of $96,431 in commitments to extend credit, $59,512 in unused portions of lines of credit and $5,789 in standby letters of credit.

Asset Quality:

National, Pennsylvania and market area unemployment rates at June 30, 2019 and 2018 are summarized as follows:

	2019	2018
United States	3.7%	4.0%
Pennsylvania	4.0%	4.6%
Berks County	3.8%	4.5%
Blair County	3.5%	4.8%
Centre County	3.0%	3.9%
Clearfield County	3.9%	5.1%
Cumberland County	3.0%	3.8%
Dauphin County	3.5%	4.4%
Huntingdon County	4.2%	5.2%
Lebanon County	3.3%	4.1%
Lehigh County	4.0%	4.9%
Lycoming County	4.0%	4.9%
Northumberland County	4.7%	5.1%
Perry County	3.0%	4.1%
Schuylkill County	4.5%	5.4%
Somerset County	4.0%	5.2%

Employment conditions in 2019 improved for the United States, the Commonwealth of Pennsylvania, and for all of the counties in which we have branch locations. The average unemployment rate for all our counties improved to 3.7% in 2019 from 4.7% in 2018. The lowest unemployment rate in 2019 for all the counties we serve was 3.0% which was in Perry County, Centre County and Cumberland County and the highest recorded rate being 4.7% in Northumberland County. An increase in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.

Our asset quality improved in the six months ended June 30, 2019. Nonperforming assets decreased $2,184, or 30.3%, to $5,018 at June 30, 2019, from $7,202 at December 31, 2018. We experienced decreases in nonaccrual loans, other real estate owned, accruing loans past due 90 days or more and accruing restructured loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.56% at June 30, 2019 compared to 0.81% at December 31, 2018.

Loans on nonaccrual status decreased $564 to $2,165 at June 30, 2019 from $2,729 at December 31, 2018. The decrease in nonaccrual loans was due to decreases of $366 in commercial loans, $8 in commercial real estate loans and $190 in residential real estate loans. Accruing troubled debt restructured loans declined $198, to $2,715 at June 30, 2019 from $2,913 at December 31, 2018. Accruing loans past due 90 days or more decreased $787, while other real estate owned decreased $635 during the six months ended June 30, 2019.

Nonperforming assets decreased $3,371 to $5,018 at June 30, 2019 from $8,389 at June 30, 2018. Decreases in accruing troubled debt restructured loans, accruing loans past due 90 days or more and other real estate owned were partially offset by a slight increase in nonaccrual loans.

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

The allowance for loan losses increased $654 to $7,002 at June 30, 2019, from $6,348 at the end of 2018. The increase in the allowance was a result of the provision for loan losses of $1,201 for the first six months of 2019 exceeding net charge-offs for the period. For the six months ended June 30, net charge-offs were $547, or 0.12%, of average loans outstanding in 2019 compared to $295, or 0.06%, of average loans outstanding for the same period in 2018.

Deposits:

We attract the majority of our deposits from within our 14-county market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2019, total deposits decreased to $979,700 from $1,004,593 at December 31, 2018. Noninterest-bearing transaction accounts decreased $2,167, while interest-bearing transaction accounts decreased $13,913 and time deposits decreased $8,813 in the six months ended June 30, 2019.

For the six months ended June 30, interest-bearing deposits averaged $832,327 in 2019 compared to $864,925 in 2018. The cost of interest-bearing deposits was 1.01% in 2019 compared to 0.76% in 2018. The cost of interest-bearing deposits increased one basis point comparing the second quarter of 2019 with the first quarter of 2019. Corresponding with recent FOMC actions, interest rates have increased from historic lows that existed for an extended period. All deposit rates have increased, although we anticipate a general stagnation in rates based on the most recent indications by the FOMC.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Atlantic Community Bankers Bank (“ACBB”), Pacific Community Bankers Bank and the FHLB. At June 30, 2019 and December 31, 2018, we did not have any short-term borrowings outstanding. For the six months ended June 30, we did not utilize short-term borrowings in 2019, while short-term borrowings averaged $3,628 in 2018. The average cost of short-term borrowings was 1.67% in the six months ended June 30, 2018.

Long-term debt totaled $6,932 at June 30, 2019 as compared to $6,892 at December 31, 2018. For the six months ended June 30, long-term debt averaged $6,912 in 2019 and $13,164 in 2018. The reduction in the average balance was due to the paydown of $6,085 in borrowings in December of 2018. The average cost of long-term debt was 7.73% in the six months ended June 30, 2019 and 5.64% for the same period last year.

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

As a result of FOMC actions not to lower short-term interest rates at a time when the yield curve is inverted, it has become challenging to manage IRR. IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, which involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in a bank’s risk management process or high-risk exposure relative to capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of a bank’s risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.58 at June 30, 2019. Given the recent posture of the FOMC and the potential for rates to decrease in the future, the focus of ALCO has been to lower our exposure to the effect of repricing assets.

The current position at June 30, 2019, indicates that the amount of RSA repricing within one year would exceed that of RSL, with declining rates causing a decrease in net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Given an instantaneous and parallel shift in interest rates of plus and minus 100 basis points, our projected net interest income for the 12 months ending June 30, 2020, would increase 4.77% and decrease 6.49% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2019. Our noncore funds at June 30, 2019, were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2019, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 0.97%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 1.61%. Comparatively, our net noncore dependence ratio was 0.65% while our net short-term noncore funding ratio was 1.73% at year-end. Comparative to peer levels our reliance on short-term noncore funds remains low.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $12,841 during the six months ended June 30, 2019. Cash and cash equivalents increased $10,834 for the same period last year. For the six months ended June 30, 2019, we realized net cash inflows of $1,920 and $11,442 from operating and investing activities, and net cash outflows of $26,203 from financing activities. For the same period of 2018, we recognized net cash inflows of $4,259 from operating activities and $22,070 from investing activities, offset by net cash outflows of $15,495 from financing activities.

Operating activities provided net cash of $1,920 for the six months ended June 30, 2019 compared to providing $4,259 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation, amortization and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $11,442 for the six months ended June 30, 2019. For the comparable period in 2018, investing activities provided net cash of $22,070. For the six months ended June 30, 2019 and 2018, payments and prepayments on loans exceeding loan originations was the primary factor causing the net cash inflow from investing activities. Additional positive cash flow was generated in the investment portfolio by proceeds from repayments and sales being greater than purchases.

Financing activities utilized net cash of $26,203 for the six months ended June 30, 2019 and $15,495 for the same period last year. Deposit gathering is a predominant financing activity. However, during the six months ended June 30, deposits decreased $24,893 in 2019 and $8,758 in 2018. The payment of a cash dividends of $1,832 also impacted net cash from financing activities in 2019. The repayment of short-term borrowings of $6,000 increased the amount of the net cash utilized from financing activities for the first six months of 2018.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $115,678, or $12.62 per common share, at June 30, 2019, and $113,910, or $12.49 per common share, at December 31, 2018. The net increase in stockholders’ equity in the six months ended June 30, 2019 was a result of the recognition of net income of $747, the issuance of common stock through Riverview’s ESPP, 401k and dividend reinvestment plans of $316, the issuance of common stock related to the stock options exercised of $166 and the recognition of a change in other comprehensive income of $2,371, offset by the payout of cash dividends of $1,832.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance.

The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the periods ended June 30, 2019 and December 31, 2018:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
June 30, 2019:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$100,597	11.36%	$92,971	≥	10.50%	$88,544	≥	10.00%
Tier 1 capital (to risk-weighted assets)	93,522	10.56	75,262	≥	8.50	70,835	≥	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	93,522	10.56	61,980	≥	7.00	57,553	≥	6.50
Tier 1 capital (to average total assets)	93,522	8.51	43,975	≥	4.00	54,969	≥	5.00

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.875% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2018:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$100,001	11.42%	$86,443	≥	9.875%	$87,538	≥	10.00%
Tier 1 capital (to risk-weighted assets)	93,580	10.69	68,936	≥	7.875	70,030	≥	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	93,580	10.69	55,805	≥	6.375	56,900	≥	6.50
Tier 1 capital (to average total assets)	93,580	8.37	44,733	≥	4.000	55,916	≥	5.00

Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at June 30, 2019 and December 31, 2018. There are no conditions or negative events since this notification that we believe have changed the Bank’s category.

Review of Financial Performance:

We reported net income of $747, or $0.08 per basic and diluted weighted average common share, for the six months ended June 30, 2019, compared to net income of $5,598, or $0.62 per basic and diluted weighted average common share, for the comparable period of 2018. The return on average assets and return on average stockholders’ equity were 0.13% and 1.32% for the six months ended June 30, 2019. The reduction in net income recognized in 2019 was primarily attributable to recording a pre-tax expense of $2,218 related to a nonrecurring executive separation of service agreement charge and $456 of severance expense payable to employees that either retired or were separated from service due to branch network consolidations. In addition, in 2019 we recognized $1,118 less of accretion on acquired loans as compared to 2018 and recorded reduced interest income relating to lower loan volumes. The decline in loan volumes was largely due to merger related attrition, including payoffs on acquired purchase credit impaired loans, and steadfast adherence to both credit quality underwriting standards and prudent pricing discipline.

Net Interest Income:

Net interest income is the fundamental source of earnings for commercial banks. Fluctuations in the level of net interest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, comprised of interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits, short-term and long-term borrowings comprise interest-bearing liabilities. Net interest income is impacted by:

•	Variations in the volume, rate and composition of earning assets and interest-bearing liabilities;

•	Changes in general market rates; and

•	The level of nonperforming assets.

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21% in 2019 and 2018, respectively.

For the six months ended June 30, tax-equivalent net interest income decreased $1,274 to $20,583 in 2019 from $21,857 in 2018. The decrease in tax-equivalent net interest income was primarily attributable to a net decline in average loans of $52,128. Overall, average earning assets decreased $12,142 less than the decline in average interest-bearing liabilities in comparing the first six months of 2019 with 2018. The tax-equivalent net interest margin for the six months ended June 30, was 4.03% in 2019 compared to 4.16% in 2018. The net interest spread decreased to 3.83% for the six months ended June 30, 2019 from 4.02% for the six months ended June 30, 2018. Loan accretion included in loan interest income in the first half of 2019 related to loans acquired from mergers was $1,495 resulting in an increase in the tax-equivalent loan interest yield of 34 basis points. For the same period in 2018 loan accretion income was $2,613, resulting in an increase in the tax-equivalent loan interest yield of 56 basis points.

For the six months ended June 30, 2019, tax-equivalent interest income decreased $512, to $25,020 from $25,532 for the six months ended June 30, 2018. A negative volume variance in interest income of $1,553 attributable to changes in the average balance of earning assets was offset by a $1,041 favorable rate variance due to increased yields on earning assets. Specifically, the decrease in interest income was primarily due to a reduction in average earning assets, which decreased $30,336 to $1,029,476 for the first six months of 2019 from $1,059,812 for the same period in 2018. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the six months ended June 30, 2019 to 4.90% as compared to 4.86% for the six months ended June 30, 2018. This increase was a result of the impact of increased yields on all interest earning assets. Average loans decreased $52,128 comparing the first six months of 2019 and 2018, which caused the decrease in tax-equivalent interest income. However, the tax-equivalent yield on the loan portfolio increased to 5.22% for the six months ended June 30, 2019 compared to 5.16% for the same period last year. The increased yield was more than offset by a decline in loan volume causing tax-equivalent loan interest income to decline $1,107 comparing the six months ended June 30, 2019 and 2018. The yield earned on investments increased 32 basis points for the first half of 2019 to 3.10% from 2.78% for the first half of 2018 and resulted in higher tax-equivalent interest income of $222. Average investments increased to $105,179 for the six months ended June 30, 2019 compared to $92,314 for the same period in 2018. Overall tax-equivalent interest earned on investments was $1,619 for the six-month period ended June 30, 2019 compared to $1,271 for the same period in 2018.

Total interest expense increased $762 to $4,437 for the six months ended June 30, 2019 from $3,675 for the six months ended June 30, 2018. While there was a favorable volume variance, an unfavorable rate variance caused interest expenses to increase more as the cost of funds grew to 1.07% in 2019 from 0.84% in 2018. The average volume of interest-bearing liabilities decreased to $839,239 for the six months ended June 30, 2019, from $881,717 for the six months ended June 30, 2018. Average interest-bearing deposits decreased $32,598 to $832,327 for the first half of 2019 from $864,925 for the same period last year. The cost of interest-bearing deposits increased 25 basis points when comparing the first six months of 2019 and 2018.

For the three months ended June 30, tax-equivalent net interest income increased $389 to $10,753 in 2019 from $10,364 in 2018. The increase in tax-equivalent net interest income was primarily attributable to an improvement in the tax equivalent net interest margin. Average earning assets declined $3,204 less than the decline in average interest-bearing liabilities comparing the second quarters of 2019 and 2018. The tax-equivalent net interest margin for the three months ended June 30, was 4.20% in 2019 compared to 3.94% in 2018. The net interest spread increased to 4.00% for the three months ended June 30, 2019 from 3.78% for the three months ended June 30, 2018. Loan accretion included in loan interest income in the second quarter of 2019 related to acquired loans was $1,056, resulting in an increase in the tax-equivalent net interest margin of 30 basis points.

For the three months ended June 30, tax-equivalent interest income increased $704, to $12,983 in 2019 from $12,279 in 2018. A rate variance in interest income of $3,510 was attributable to an improvement in the yield on earning assets. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the three months ended June 30, 2019 to 5.07% as compared to 4.67% for the three months ended June 30, 2018. This improvement was a result of the combined impact of higher interest rates and the effects of accretion on purchased loans. Average loans decreased $45,416 comparing the second quarters of 2019 and 2018. The tax-equivalent yield on the loan portfolio was 5.41% for the three months ended June 30, 2019 compared to 4.95% for the same period last year resulting in an increase of $451 in tax-equivalent interest income. The yield earned on investments increased 30 basis points for the second quarter of 2019 to 3.11% from 2.81% for the second quarter of 2018. This coupled with average investments increasing to $102,135 for the quarter ended June 30, 2019 compared to $91,845 for the same period in 2018, resulted in an increase in tax-equivalent interest income of $148. Overall tax-equivalent interest earned on investments was $792 for the three-month period ended June 30, 2019 compared to $644 for the same period in 2018.

Total interest expense increased $315 to $2,230 for the three months ended June 30, 2019 from $1,915 for the three months ended June 30, 2018. An unfavorable rate variance partially offset by a favorable volume variance caused interest expenses to increase. The average volume of interest bearing liabilities decreased to $835,925 for the three months ended June 30, 2019, from $867,110 for the three months ended June 30, 2018. Average interest-bearing deposits decreased $24,983 to $829,003 for the second quarter of 2019 from $853,986 for the same period last year. The cost of funds increased to 1.07% for the three months ended June 30, 2019 as compared to 0.89% for the same period in 2018.

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

	Six months ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$852,427	$22,368	5.29%	$902,798	$23,467	5.24%
Tax exempt	35,004	586	3.38%	36,761	594	3.26%
Investments
Taxable	96,305	1,472	3.08%	77,007	1,065	2.79%
Tax exempt	8,874	147	3.34%	15,307	206	2.71%
Interest bearing deposits	36,866	447	2.45%	25,347	180	1.43%
Federal funds sold				2,592	20	1.56%

Total earning assets	1,029,476	25,020	4.90%	1,059,812	25,532	4.86%
Less: allowance for loan losses	6,457			6,483
Other assets	105,239			105,483

Total assets	$1,128,258			$1,158,812

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$113,159	$566	1.01%	$121,988	$527	0.87%
NOW accounts	276,036	978	0.71%	262,185	738	0.57%
Savings accounts	131,797	66	0.10%	165,467	66	0.08%
Time deposits	311,335	2,562	1.66%	315,285	1,946	1.24%
Short term borrowings				3,628	30	1.67%
Long-term debt	6,912	265	7.73%	13,164	368	5.64%

Total interest-bearing liabilities	839,239	4,437	1.07%	881,717	3,675	0.84%
Non-interest-bearing demand deposits	157,908			158,024
Other liabilities	16,975			10,287
Stockholders’ equity	114,136			108,784

Total liabilities and stockholders’ equity	$1,128,258			$1,158,812

Net interest income/spread		$20,583	3.83%		$21,857	4.02%

Net interest margin			4.03%			4.16%
Tax-equivalent adjustments:
Loans		$123			$125
Investments		31			43

Total adjustments		$154			$168

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2019.

The provision for loan losses totaled $1,201 for the six months ended June 30, 2019, compared to $390 in 2018. The increase in the provision for loan losses in 2019 was due to increasing qualitative factors related to changes in economic conditions. For the quarter ended June 30, the provision for loan losses was $618 in 2019 compared to no provision for the same period in 2018.

Noninterest Income:

For the six months ended June 30, noninterest income totaled $3,937 in 2019, a decrease of $549 from $4,486 in 2018. The overall reduction was primarily driven by decreases in service charges, fees and commission of $511, mortgage banking income of $153, and life insurance investment income of $9. Service charge income experienced a decrease in NSF and overdraft income, while mortgage banking income decreased due to lower origination volume. Positive increases were made in both trust and wealth management as income for the first half of 2019 increased by $96 and $110, respectively, when compared against the first six months of 2018. Additionally, net losses on the sale of investment securities of $42 were recognized in the first half of 2019 in order to dispose of certain investments with low yields and higher risk characteristics. This compares with a $40 net gain on the sale of investment securities recorded during the first six months of 2018.

For the quarter ended June 30, noninterest income totaled $2,126 in 2019, a decrease of $407 from $2,533 in 2018. The decrease in noninterest income for the quarter was due primarily to decreases in services charges, fees and commissions of $336, mortgage banking income of $89 and bank owned life insurance investment income of $5, offset by increases in wealth management income of $46 and trust income of $17. Also adding to the decrease for the quarter ended June 30 was a $40 gain from the sale of investment securities recorded in 2018 as compared with no gain recorded in 2019.

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

Noninterest expense increased $3,504, or 18.5%, to $22,448 for the six months ended June 30, 2019, from $18,944 for the same period last year. The majority of this increase is attributable to expenses related to an executive separation of service agreement and contractual payments due to retirements and severance. The net cost of operation of other real estate owned was $35 for the first half of 2019 versus $1 for the same period in 2018 as the Company continues to reduce its holdings in other real estate owned. Other expenses increased $727, or 12.5% to $6,552 for the first six months of 2019 from $5,825 for the same period last year. Offsets to the overall increase in noninterest expense were realized through reduced costs in net occupancy and equipment of $1, and in the amortization expense of intangible assets of $53 when comparing the first six months of 2019 to the first six months of 2018.

For the three months ended June 30, 2019, noninterest expense increased $1,076, to $10,484 from $9,408 for the same period last year. Salaries and employee benefit expense was $5,830 for the quarter ended June 30, 2019, an increase of $609 over the same period in 2018 and was caused by recognizing a nonrecurring expense of $456 for retirement and severance payments associate with staff eliminations related to planned branch closures. For the second quarter, other expenses increased to $3,508 in 2019 from $2,953 in 2018.

Income Taxes:

We recorded an income tax benefit of $30 for the six months ended June 30, 2019 as compared to a tax expense of $1,243 for the six months ended June 30, 2018. For the three months ended June 30, we recorded a tax expense of $268 in 2019 as compared with $618 in 2018.

Riverview Financial Corporation

Item 3. Quantitative And Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2019, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

Date: August 8, 2019

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2019