Form 10-Q
period 2019-09-30
Riverview Financial Corp
filed 2019-11-07
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,184,391 at October 30, 2019.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2019

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$13,108	$16,708
Interest-bearing deposits in other banks	16,733	37,108
Investment securities available-for-sale	106,637	104,677
Loans held for sale	336	637
Loans, net	883,506	893,184
Less: allowance for loan losses	7,097	6,348

Net loans	876,409	886,836
Premises and equipment, net	18,115	18,208
Accrued interest receivable	2,751	3,010
Goodwill	24,754	24,754
Intangible assets	2,927	3,509
Other assets	47,989	42,156

Total assets	$1,109,759	$1,137,603

Liabilities:
Deposits:
Noninterest-bearing	$161,211	$162,574
Interest-bearing	808,372	842,019

Total deposits	969,583	1,004,593
Short-term borrowings
Long-term debt	6,951	6,892
Accrued interest payable	432	484
Other liabilities	15,538	11,724

Total liabilities	992,504	1,023,693

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; September 30, 2019, issued and outstanding 9,182,565 shares; December 31, 2018, issued and outstanding 9,121,555 shares	101,807	101,134
Capital surplus	300	332
Retained earnings	15,557	15,063
Accumulated other comprehensive loss	(409)	(2,619)

Total stockholders’ equity	117,255	113,910

Total liabilities and stockholders’ equity	$1,109,759	$1,137,603

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2019	2018	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$12,283	$11,957	$34,651	$35,424
Tax-exempt	259	230	722	699
Interest and dividends on investment securities available-for-sale:
Taxable	641	551	2,113	1,616
Tax-exempt	43	80	159	243
Dividends
Interest on interest-bearing deposits in other banks	200	181	647	361
Interest on federal funds sold				20

Total interest income	13,426	12,999	38,292	38,363

Interest expense:
Interest on deposits	2,027	1,885	6,199	5,162
Interest on short-term borrowings				30
Interest on long-term debt	127	194	392	562

Total interest expense	2,154	2,079	6,591	5,754

Net interest income	11,272	10,920	31,701	32,609
Provision for loan losses	1,049	225	2,250	615

Net interest income after provision for loan losses	10,223	10,695	29,451	31,994

Noninterest income:
Service charges, fees and commissions	1,129	1,267	3,497	4,146
Commission and fees on fiduciary activities	314	226	855	671
Wealth management income	226	199	709	572
Mortgage banking income	151	168	357	527
Bank owned life insurance investment income	193	194	574	584
Net gain (loss) on sale of investment securities available-for-sale	(53)		(95)	40

Total noninterest income	1,960	2,054	5,897	6,540

Noninterest expense:
Salaries and employee benefits expense	5,232	5,032	18,572	15,575
Net occupancy and equipment expense	1,041	1,008	3,174	3,142
Amortization of intangible assets	194	215	582	656
Net cost (benefit) of operation of other real estate owned	(15)	29	20	30
Other expenses	2,979	3,057	9,531	8,882

Total noninterest expense	9,431	9,341	31,879	28,285

Income before income taxes	2,752	3,408	3,469	10,249
Income tax expense (benefit)	486	620	456	1,863

Net income	2,266	2,788	3,013	8,386

Other comprehensive income:
Unrealized gain (loss) on investment securities available-for-sale	(256)	(576)	2,703	(1,539)
Reclassification adjustment for net (gain) loss on sale of investment securities available-for-sale included in net income (loss)	53		95	(40)

Other comprehensive income (loss)	(203)	(576)	2,798	(1,579)
Income tax expense (benefit) related to other comprehensive income	(42)	(121)	588	(331)

Other comprehensive income (loss), net of income taxes	(161)	(455)	2,210	(1,248)

Comprehensive income	$2,105	$2,333	$5,223	$7,138

Per share data:
Net income:
Basic	$0.25	$0.30	$0.33	$0.92
Diluted	$0.25	$0.30	$0.33	$0.92
Average common shares outstanding:
Basic	9,173,901	9,100,616	9,159,281	9,089,636
Diluted	9,181,076	9,156,931	9,172,015	9,143,041

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

For the nine months ended September 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2019	$101,134	$332	$15,063	$(2,619)	$113,910
Net income			3,013		3,013
Other comprehensive income, net of income taxes				2,210	2,210
Compensation cost of option grants
Issuance under ESPP, 401k and Dividend Reinvestment plans: 42,518 shares	474				474
Exercise of stock options: 18,492 shares	199	(32)			167
Dividends declared, $0.28 per share			(2,519)		(2,519)

Balance, September 30, 2019	$101,807	$300	$15,557	$(409)	$117,255

Balance, January 1, 2018	$100,476	$423	$6,936	$(1,579)	$106,256
Net income			8,386		8,386
Other comprehensive income (loss), net of income taxes				(1,248)	(1,248)
Compensation cost of option grants		9			9
Issuance under ESPP, 401k and Dividend Reinvestment plans: 31,636 shares	406				406
Exercise of stock options: 9,677 shares	117	(76)			41
Dividends declared, $0.20 per shares			(1,819)		(1,819)

Balance, September 30, 2018	$100,999	$356	$13,503	$(2,827)	$112,031

For the three months ended September 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2019	$101,644	$304	$13,978	$(248)	$115,678
Net income			2,266		2,266
Other comprehensive income, net of income taxes				(161)	(161)
Compensation cost of option grants
Issuance under ESPP, 401k and Dividend Reinvestment plans: 14,534 shares	159				159
Exercise of stock options: 361 shares	4	(4)
Dividends declared, $0.08 per share			(687)		(687)

Balance, September 30, 2019	$101,807	$300	$15,557	$(409)	$117,255

Balance, July 1, 2018	$100,790	$424	$11,625	$(2,372)	$110,467
Net income			2,788		2,788
Other comprehensive income (loss), net of income taxes				(455)	(455)
Compensation cost of option grants
Issuance under ESPP, 401k and Dividend Reinvestment plans: 10,774 shares	141				141
Exercise of stock options: 4,916 shares	68	(68)
Dividends declared, $0.10 per shares			(910)		(910)

Balance, September 30, 2018	$100,999	$356	$13,503	$(2,827)	$112,031

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2019		2018
Cash flows from operating activities:
Net income		$3,013		$8,386
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment		874		921
Provision for loan losses		2,250		615
Stock based compensation				9
Net amortization of investment securities available-for-sale		576		606
Net cost of operation of other real estate owned		20		30
Net (gain) loss on sale of investment securities available-for-sale		95		(40)
Amortization of purchase adjustment on loans		(2,868)		(3,754)
Amortization of intangible assets		582		656
Amortization of assumed discount on long-term debt		59
Deferred income taxes		273		1,668
Proceeds from sale of loans originated for sale		10,335		20,278
Net gain on sale of loans originated for sale		(357)		(527)
Loans originated for sale		(9,677)		(20,095)
Bank owned life insurance investment income		(574)		(584)
Net change in:
Accrued interest receivable		259		171
Other assets		(1,651)		165
Accrued interest payable		(52)		35
Other liabilities		(715)		(754)

Net cash provided by operating activities		2,442		7,786

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases		(32,058)		(20,135)
Proceeds from repayments		12,458		9,264
Proceeds from sales		19,767		4,825
Proceeds from the sale of other real estate owned		728		195
Net (increase) decrease in restricted equity securities		(12)		44
Net decrease in loans		10,931		43,090
Purchases of premises and equipment		(1,321)		(717)
Purchase of bank owned life insurance		(22)		(21)

Net cash provided by investing activities		10,471		36,545

Cash flows from financing activities:
Net decrease in deposits		(35,010)		(5,716)
Net decrease in short-term borrowings				(6,000)
Repayment of long-term debt				(214)
Issuance under ESPP, 401k and DRP plans		474		406
Proceeds from exercise of stock options		167		41
Cash dividends paid		(2,519)		(1,819)

Net cash used in financing activities		(36,888)		(13,302)

Net increase (decrease) in cash and cash equivalents		(23,975)		31,029
Cash and cash equivalents—beginning		53,816		25,786

Cash and cash equivalents—ending		$29,841		$56,815

Supplemental disclosures:
Cash paid during the period for:
Interest		$6,643		$5,719

Income taxes	$			$300

Noncash items from operating activities:
Initial operating lease right-of-use assets and liabilities		$4,529	$

Noncash items from investing activities:
Transfer of owned properties to available for sale		$540	$

Noncash items from financing activities:
Other real estate acquired in settlement of loans		$114		$657

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

Riverview Bank, with 28 full service offices and four limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small-to-medium sized businesses in the serves the Pennsylvania market areas of Berks, Blair, Bucks, Centre, Clearfield, Cumberland, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Northumberland, Perry, Schuylkill and Somerset Counties. The Wealth and Trust Management divisions of the Bank provide trust and investment advisory services to the general public.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended as of September 30, 2019, are not necessarily indicative of the results of operations and financial position that may be expected in the future. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K, filed on March 14, 2019.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The amendments in the Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU No. 2017-12 on January 1, 2019, did not have a material effect on our consolidated financial statements.

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. In November 2018, the FASB issued ASU No. 2018-19—Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments-Credit Losses (Topic 326)-Targeted Transition Relief” which amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. In December 2018, the federal bank regulatory agencies approved a final rule that modifies their regulatory capital rules and provides institutions the option to phase in over a three-year period any day-one regulatory capital effects of the new accounting standard. The Company has formed an internal management committee and engaged a third party vendor to assist with the transition to the guidance set forth in this update. The committee is currently evaluating the impact of this update on the Company’s Consolidated Financial Statements, but the ALLL is expected to increase upon adoption since the allowance will be required to cover the full expected life of the portfolio. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the loan and lease portfolio at the time of adoption. Management is currently evaluating the preliminary modeling results, including a qualitative framework to account for the drivers of credit losses that are not captured by the quantitative model. In October 2019, the FASB affirmed its previously proposed amendment to delay the effective date for small reporting public companies to interim and annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company currently expects as of January 1, 2023 to recognize a one-time cumulative effect adjustment to increase the ALLL with an offsetting reduction to the retained earnings component of equity. The effective date is subject to final approval by FASB.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Net unrealized gain (loss) on investment securities available-for-sale	$615	$(2,183)
Income tax expense (benefit)	130	(458)

Net of income taxes	485	(1,725)

Benefit plan adjustments	(1,132)	(1,132)
Income tax benefit	(238)	(238)

Net of income taxes	(894)	(894)

Accumulated other comprehensive loss	$(409)	$(2,619)

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2019 and 2018 is as follows:

Three months ended September 30,	2019	2018
Unrealized gain (loss) on investment securities available-for-sale	$(256)	$(576)
Net (gain) loss on the sale of investment securities available-for-sale(1)	53

Other comprehensive income (loss) before taxes	(203)	(576)
Income tax expense (benefit)	(42)	(121)

Other comprehensive income (loss)	$(161)	$(455)

Nine months ended September 30,	2019	2018
Unrealized gain (loss) on investment securities available-for-sale	$2,703	$(1,539)
Net (gain) loss on the sale of investment securities available-for-sale(1)	95	(40)

Other comprehensive income (loss) before taxes	2,798	(1,579)
Income tax expense (benefit)	588	(331)

Other comprehensive income (loss)	$2,210	$(1,248)

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

3. Earnings per share:

Basic earnings per share is computed by dividing net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

Three months ended September 30,	2019	2018
Numerator:
Net income	$2,266	$2,788

Denominator:
Basic	9,173,901	9,100,616
Dilutive options	7,175	56,315

Diluted	9,181,076	9,156,931

Earnings per share:
Basic	$0.25	$0.30
Diluted	$0.25	$0.30

Nine months ended September 30,	2019	2018
Numerator:
Net income	$3,013	$8,386

Denominator:
Basic	9,159,281	9,089,636
Dilutive options	12,734	53,405

Diluted	9,172,015	9,143,041

Earnings per share:
Basic	$0.33	$0.92
Diluted	$0.33	$0.92

For the three and nine months ended September 30, 2019, there were 43,350 outstanding stock options that were excluded from the dilutive earnings per share calculation because their effect was antidilutive. None of the outstanding stock options for the three and nine months ended September 30, 2018 were excluded from the diluted earnings per share calculation.

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at September 30, 2019 and December 31, 2018 are summarized as follows:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$10,400	$15	$	$10,415
State and municipals:
Taxable	25,242	643	4	25,881
Tax-exempt	5,000	73		5,073
Mortgage-backed securities:
U.S. Government agencies	38,107	284	308	38,083
U.S. Government-sponsored enterprises	23,773	225	59	23,939
Corporate debt obligations	3,500		254	3,246

Total	$106,022	$1,240	$625	$106,637

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$34,025	$145	$892	$33,278
Tax-exempt	12,970	2	196	12,776
Mortgage-backed securities:
U.S. Government agencies	23,715	61	106	23,670
U.S. Government-sponsored enterprises	26,635	11	451	26,195
Corporate debt obligations	9,515		757	8,758

Total	$106,860	$219	$2,402	$104,677

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2019, is summarized as follows:

September 30, 2019	Fair Value
Within one year	$601
After one but within five years	7,974
After five but within ten years	15,877
After ten years	20,163

44,615
Mortgage-backed securities	62,022

Total	$106,637

Securities with a fair value of $69,088 and $71,797 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2019 and December 31, 2018, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$	$	$	$	$	$
State and municipals:
Taxable	280	4			280	4
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies	19,723	308			19,723	308
U.S. Government-sponsored enterprises			3,925	59	3,925	59
Corporate debt obligation			3,246	254	3,246	254

Total	$20,003	$312	$7,171	$313	$27,174	$625

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$2,300	$4	$22,943	$888	$25,243	$892
Tax-exempt	1,950	32	9,556	164	11,506	196
Mortgage-backed securities:
U.S. Government agencies	7,862	66	1,216	40	9,078	106
U.S. Government-sponsored enterprises	18,110	163	7,133	288	25,243	451
Corporate debt obligation			8,758	757	8,758	757

Total	$30,222	$265	$49,606	$2,137	$79,828	$2,402

The Company had 30 investment securities, consisting of one taxable state and municipal obligation, 28 mortgage-backed securities, and one corporate debt obligation that were in unrealized loss positions at September 30, 2019. Of these securities, six mortgage-backed securities and one corporate debt obligation were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2019. There was no OTTI recognized for the three and nine months ended September 30, 2019 and 2018.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2019 and December 31, 2018 are summarized as follows. Net deferred loan costs were $1,128 and $1,026 at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Commercial	$129,252	$122,919
Real estate:
Construction	58,558	39,556
Commercial	479,265	497,597
Residential	207,215	221,115
Consumer	9,216	11,997

Total	$883,506	$893,184

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

		Real Estate
September 30, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, July 1, 2019	$1,117	$491	$3,591	$1,649	$154	$	$7,002
Charge-offs	(759)		(110)	(5)	(111)		(985)
Recoveries	1		2		28		31
Provisions	876	30	95	(28)	74	2	1,049

Ending balance	$1,235	$521	$3,578	$1,616	$145	$2	$7,097

		Real Estate
September 30, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2019	$1,162	$404	$3,298	$1,286	$50	$148	$6,348
Charge-offs	(1,148)		(110)	(25)	(364)		(1,647)
Recoveries	12		4	4	126		146
Provisions	1,209	117	386	351	333	(146)	2,250

Ending balance	$1,235	$521	$3,578	$1,616	$145	$2	$7,097

		Real Estate
September 30, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, July 1, 2018	$1,026	$249	$3,606	$1,295	$36	$189	$6,401
Charge-off	(23)			(33)	(133)		(189)
Recoveries	2		1	8	24		35
Provisions	411	61	(212)	26	120	(181)	225

Ending balance	$1,416	$310	$3,395	$1,296	$47	$8	$6,472

		Real Estate
September 30, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2018	$1,206	$379	$2,963	$1,340	$37	$381	$6,306
Charge-offs	(193)			(93)	(295)		(581)
Recoveries	10		5	29	88		132
Provisions	393	(69)	427	20	217	(373)	615

Ending balance	$1,416	$310	$3,395	$1,296	$47	$8	$6,472

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2019 and December 31, 2018 is summarized as follows:

			Real Estate
September 30, 2019	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,235		$521		$3,578		$1,616		$145		$2		$7,097

Ending balance:
individually evaluated for impairment		29				251		45						325

Ending balance:
collectively evaluated for impairment		1,206		521		3,327		1,571		145		2		6,772

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$129,252		$58,558		$479,265		$207,215		$9,216	$			$883,506

Ending balance:
individually evaluated for impairment		1,723				1,312		2,110						5,145

Ending balance:
collectively evaluated for impairment		127,514		58,558		476,432		204,860		9,216				876,580

Ending balance:
purchased credit impaired loans		$15	$			$1,521		$245	$		$			$1,781

			Real Estate
December 31, 2018	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,162		$404		$3,298		$1,286		$50		$148		$6,348

Ending balance:
individually evaluated for impairment		382				78		28						488

Ending balance:
collectively evaluated for impairment		780		404		3,220		1,258		50		148		5,680

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$122,919		$39,556		$497,597		$221,115		$11,997	$			$893,184

Ending balance:
individually evaluated for impairment		1,249				1,643		2,146						5,038

Ending balance:
collectively evaluated for impairment		121,521		39,556		492,779		218,468		11,997				884,321

Ending balance:
purchased credit impaired loans		$149	$			$3,175		$501	$		$			$3,825

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2019 and December 31, 2018:

September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$117,183	$8,221	$3,848		$129,252
Real estate:
Construction	58,399	159			58,558
Commercial	447,077	13,889	18,299		479,265
Residential	202,774	2,038	2,403		207,215
Consumer	9,216				9,216

Total	$834,649	$24,307	$24,550		$883,506

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$109,609	$9,123	$4,187		$122,919
Real estate:
Construction	39,265		291		39,556
Commercial	471,364	13,106	13,127		497,597
Residential	216,218	2,126	2,771		221,115
Consumer	11,997				11,997

Total	$848,453	$24,355	$20,376		$893,184

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2019 and December 31, 2018. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$149	$	$	$149	$127,467	$1,621	$129,237
Real estate:
Construction	10			10	58,548		58,558
Commercial	380	1,379		1,759	475,446	538	477,743
Residential	1,325	469	63	1,857	204,346	768	206,971
Consumer	62	19	37	118	9,098		9,216

Total	$1,926	$1,867	$100	$3,893	$874,905	$2,927	$881,725

Purchased credit impaired loans							1,781

Total Loans							$883,506

	Accrual Loans
December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$69	$128	$82	$279	$121,350	$1,141	$122,770
Real estate:
Construction	11	655	247	913	38,643		39,556
Commercial	467	538	170	1,175	492,545	702	494,422
Residential	4,537	1,322	290	6,149	213,579	886	220,614
Consumer	124	57	50	231	11,766		11,997

Total	$5,208	$2,700	$839	$8,747	$877,883	$2,729	$889,359

Purchased credit impaired loans							3,825

Total Loans							$893,184

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2019 and 2018, and as of and for the year ended, December 31, 2018 by major loan classification:

					This Quarter		Year-to-Date
September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,617	$2,256	$		$871	$96	$399	$604
Real estate:
Construction							29
Commercial	2,048	2,048			3,135	1,204	3,882	1,408
Residential	2,178	2,178			2,189	33	2,247	158
Consumer

Total	5,843	6,482			6,195	1,333	6,557	2,170

With an allowance recorded:
Commercial	121	121		29	448		767
Real estate:
Construction
Commercial	785	939		251	579	4	468	12
Residential	177	315		45	178	2	179	5
Consumer

Total	1,083	1,375		325	1,205	6	1,414	17

Commercial	1,738	2,377		29	1,319	96	1,166	604
Real estate:
Construction							29
Commercial	2,833	2,987		251	3,714	1,208	4,350	1,420
Residential	2,355	2,493		45	2,367	35	2,426	163
Consumer

Total	$6,926	$7,857		$325	$7,400	$1,339	$7,971	$2,187

				For the Year Ended
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$149	$149		$459	$564
Real estate:
Construction
Commercial	4,284	4,284		6,382	2,846
Residential	2,466	2,466		2,875	460
Consumer

Total	6,899	6,899		9,716	3,870

With an allowance recorded:
Commercial	1,249	1,249	$382	1,117	7
Real estate:
Construction
Commercial	534	534	78	676	17
Residential	181	319	28	184	3
Consumer

Total	1,964	2,102	488	1,977	27

Commercial	1,398	1,398	382	1,576	571
Real estate:
Construction
Commercial	4,818	4,818	78	7,058	2,863
Residential	2,647	2,785	28	3,059	463
Consumer

Total	$8,863	$9,001	$488	$11,693	$3,897

					This Quarter		Year-to-Date
September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$288	$288	$		$327	$27	$562	$399
Real estate:
Construction
Commercial	6,181	6,181			6,580	795	7,081	2,165
Residential	2,865	2,883			2,941	64	3,011	201
Consumer

Total	9,334	9,352			9,848	886	10,654	2,765

With an allowance recorded:
Commercial	1,280	1,280		398	1,056	2	1,072	5
Real estate:
Construction
Commercial	1,104	1,104		139	818	4	723	11
Residential	182	320		34	184		184	3
Consumer

Total	2,566	2,704		571	2,058	6	1,979	19

Commercial	1,568	1,568		398	1,383	29	1,634	404
Real estate:
Construction
Commercial	7,285	7,285		139	7,398	799	7,804	2,176
Residential	3,047	3,203		34	3,125	64	3,195	204
Consumer

Total	$11,900	$12,056		$571	$11,906	$892	$12,633	$2,784

For the three and nine months ended September 30, interest income related to impaired loans, would have been $48 and $133 in 2019 and $23 and $79 in 2018 had the loans been current and the terms of the loans not been modified.

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

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,729 at September 30, 2019, $2,925 at December 31, 2018 and $4,766 at September 30, 2018.

There were no loans modified as troubled debt restructuring during the third quarter of 2019 and one loan modified during the nine months ended September 30, 2019. There were no loans modified as troubled debt restructuring for the three and nine months ended September 30, 2018.

During the three months ended September 30, 2019, there were no defaults on loans restructured and one default on a restructured loan totaling $222 during the nine months ended September 30, 2019. During the three months ended September 30, 2018, there were no defaults on loans restructured and six defaults on loans restructured totaling $1,474 during the nine months ended September 30, 2018.

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

The unpaid principal balances and the related carrying amount of acquired loans as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Credit impaired purchased loans evaluated individually for incurred credit losses:
Outstanding balance	$2,975	$7,491
Carrying Amount	1,781	3,825
Other purchased loans evaluated collectively for incurred credit losses:
Outstanding balance	265,901	315,013
Carrying Amount	265,778	314,328
Total Purchased Loans:
Outstanding balance	268,876	322,504
Carrying Amount	$267,559	$318,153

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance—beginning of period	$305	$1,439	$579	$2,129
Accretion recognized during the period	(1,301)	(819)	(2,075)	(2,673)
Net reclassification from non-accretable to accretable	1,103	208	1,603	1,372

Balance—end of period	$107	$828	$107	$828

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

Unused commitments at September 30, 2019, totaled $167,736 consisting of $96,519 in commitments to extend credit, $65,893 in unused portions of lines of credit and $5,324 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2018, totaled $161,732, consisting of $96,431 in commitments to extend credit, $59,512 in unused portions of lines of credit and $5,789 in standby letters of credit.

6. Other assets:

The components of other assets at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
Other real estate owned	$87	$721
Bank owned life insurance	30,458	29,862
Restricted equity securities	1,066	1,054
Deferred tax assets	5,023	5,884
Lease right-of-use assets	4,136
Other assets	7,219	4,635

Total	$47,989	$42,156

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

On September 30, 2019, the Company leased 15 of its 32 locations. The Company’s lease ROU assets and related lease liabilities were $4,136 and $4,165, respectively, and have remaining terms ranging from 1 to 35 years, including extension options that the Company is reasonably certain will be exercised. For the three and nine months ended September 30, 2019, operating lease cost totaled $203 and $538, respectively.

The table below summarizes other information related to our operating leases:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$465
ROU assets obtained in exchange for lease liabilities	$4,529
Weighted average remaining lease term—operating leases, in years	10.46
Weighted average discount rate—operating leases	3.06%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability.

2019	$198
2020	771
2021	754
2022	662
2023	445
Thereafter	2233

Total lease payments	5,063
Less imputed interest	898

$4,165

As of September 30, 2019, the Company entered into one new lease arrangements. The lease ROU asset and related lease liability was $98.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
September 30, 2019	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$10,415	$10,415
State and Municipals:
Taxable	25,881		$25,881
Tax-exempt	5,073		5,073
Mortgage-backed securities:
U.S. Government agencies	38,083		38,083
U.S. Government-sponsored enterprises	23,939		23,939
Corporate debt obligations	3,246		3,246

Total	$106,637	$10,415	$96,222

	Fair Value Measurement Using
December 31, 2018	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$33,278		$33,278
Tax-exempt	12,776		12,776
Mortgage-backed securities:
U.S. Government agencies	23,670		23,670
U.S. Government-sponsored enterprises	26,195		26,195
Corporate debt obligations	8,758		8,758

Total	$104,677		$104,677

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

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
September 30, 2019	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$87			$87
Impaired loans, net of related allowance	758			758

Total	$845			$845

	Fair Value Measurement Using
December 31, 2018	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$721			$721
Impaired loans, net of related allowance	1,476			1,476

Total	$2,197			$2,197

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at September 30, 2019 and December 31, 2018

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$87	Appraisal of collateral	Appraisal adjustments	32.0% to 43.0% (39.5)%
			Liquidation expenses	10.0% to 10.0% (10.0)%
Impaired loans	$758	Appraisal of collateral	Appraisal adjustments	10.0% to 50.0% (11.8)%
			Liquidation expenses	7.0% to 21.8% (7.9)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$721	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (28.4)%
			Liquidation expenses	0.0% to 7.0% (7.0)%
Impaired loans	$1,476	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0)%
			Liquidation expenses	7.0% to 25.0% (10.3)%

The carrying and fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
September 30, 2019	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$29,841	$29,841	$29,841
Investment securities	106,637	106,637	10,415	$96,222
Loans held for sale	336	336		336
Net loans(1)	876,409	870,170			$870,170
Accrued interest receivable	2,751	2,751		615	2,136
Financial liabilities:
Deposits	$969,583	$969,528		$969,528
Long-term debt	6,951	6,588		6,588
Accrued interest payable	432	432		432

		Fair Value Hierarchy
December 31, 2018	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$53,816	$53,816	$53,816
Investment securities available-for-sale	104,677	104,677		$104,677
Loans held for sale	637	637		637
Net loans(1)	886,836	872,455			$872,455
Accrued interest receivable	3,010	3,010		663	2,347
Financial liabilities:
Deposits	$1,004,593	$999,929		$999,929
Long-term debt	6,892	6,892		6,892
Accrued interest payable	484	484		484

1)

The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU No. 2016-01 where the fair value of loans as of September 30, 2019 and December 31, 2018 was measured using an exit price notion.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
September 30,	2019	2018	2019	2018
Noninterest Income:
In-scope of Topic 606:
Service charges, fees and commissions	$1,129	$1,267	$3,497	$4,146
Trust and asset management	540	425	1,564	1,243

Noninterest income (in-scope of Topic 606)	1,669	1,692	5,061	5,389
Noninterest income (out-of-scope of Topic 606)	291	362	836	1,151

Total noninterest income	$1,960	$2,054	$5,897	$6,540

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration, resulting in a contract receivable, or before payment is due, resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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

Operating Environment:

Economic growth measured as gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 1.9% in the third quarter of 2019. This represents a slight decrease from 2.0% recorded in the second quarter of 2019. The increase in GDP in the third quarter of 2019 reflected positive contributions from personal expenditures, government spending and residential fixed investment partially offset by negative contributions from nonresidential fixed investment and private inventory investment. The consumer price index for the last 12 months rose 1.7% ending September 30, 2019 below the Federal Open Market Committee (“FOMC”) inflation benchmark of 2.0%. On October 30, 2019 the FOMC lowered the federal funds target rate range by 25 basis points, for the third time in 2019, to a range of 1.50% to 1.75%, citing global risk and soft business spending as the catalyst for the decision, while also acknowledging strength in the labor market and moderate growth in economic activity. Signals are mixed in regard to future rate changes. Accordingly, additional interest rate decreases may have an adverse impact on our net interest margin if we are unable to reduce fund costs at the same magnitude or pace as repricing earning assets.

Review of Financial Position:

Total assets decreased $27,844 to $1,109,759 at September 30, 2019, from $1,137,603 at December 31, 2018. Loans, net, decreased to $883,506 at September 30, 2019, compared to $893,184 at December 31, 2018, a decrease of $9,678. Business lending, including commercial and commercial real estate loans, decreased $11,999, retail lending, including residential mortgages and consumer loans, decreased $16,681, while construction lending increased $19,002 during the nine months ended September 30, 2019. Investment securities increased $1,960, or 1.9%, in the nine months ended September 30, 2019. Noninterest-bearing deposits decreased $1,363, while interest-bearing deposits decreased $33,647 during the nine months ended September 30, 2019. Total stockholders’ equity increased $3,345, or 2.9%, to $117,255 at September 30, 2019 from $113,910 at year-end 2018. For the nine months ended September 30, 2019, total assets averaged $1,122,510, a decrease of $33,240 from $1,155,750 for the same period in 2018.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $106,637 at September 30, 2019, an increase of $1,960, or 1.9%, from $104,677 at December 31, 2018. The increase was a result of $32,058 in securities purchased partially offset by payments, prepayments, and sales of investments, during the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, the investment portfolio averaged $101,078, an increase of $8,916, compared to $92,162 for the same period last year. The tax-equivalent yield on the investment portfolio increased to 3.06% for the nine months ended September 30, 2019, from 2.79% for the comparable period of 2018. The tax-equivalent yield on the investment portfolio for the third quarter of 2019 increased 14 basis point to 2.96% from 2.82% for the third quarter of 2018.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding gain, included as a separate component of stockholders’ equity of $485, net of deferred income taxes of $130 at September 30, 2019. This compares with a net unrealized holding loss of $1,725, net of deferred income taxes of $458, at December 31, 2018. The change from an unrealized holding loss to an unrealized holding gain was a result of reductions in general market rates.

Loan Portfolio:

Loans, net, decreased to $883,506 at September 30, 2019 from $893,184 at December 31, 2018, a decrease of $9,678, or 1.1%. Business loans, including commercial and commercial real estate loans, decreased $11,999, or 1.9%, to $608,517 at September 30, 2019 from $620,516 at December 31, 2018. Retail loans, including residential real estate and consumer loans, decreased $16,681, or 7.2%, to $216,431 at September 30, 2019 from $233,112 at December 31, 2018. Construction lending increased $19,002, or 48.04%, to $58,558 at September 30, 2019 from $39,556 at December 31, 2018. Net loan repayments in the first nine months of 2019 represented a more moderate pace as compared to the same period of 2018. The reduction in loan growth was a result of management’s decision to focus on improving margins on loan originations through employing prudent pricing practices and maintaining strong underwriting standards.

For the nine months ended September 30, 2019, loans, net averaged $885,812, a decrease of $49,492 compared to $935,304 for the same period in 2018. The tax-equivalent yield on the loan portfolio was 5.37% for the nine months ended September 30, 2019, an 18 basis point increase from the comparable period last year. Loan accretion included in loan interest income in the first nine months of 2019 related to acquired loans was $2,868 compared to $3,754 for the same period in 2018. The tax-equivalent yield on the loan portfolio increased 43 basis points during the third quarter of 2019 to 5.67% from 5.24% in the third quarter of 2018. The tax-equivalent yield included accretion on purchase loans of $1,373 realized in the third quarter of 2019 versus $1,141 in the third quarter of 2018.

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

Off-balance sheet commitments at September 30, 2019, totaled $167,736, consisting of $96,519 in commitments to extend credit, $65,893 in unused portions of lines of credit and $5,324 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, off-balance sheet commitments, at December 31, 2018, totaled $161,732, consisting of $96,431 in commitments to extend credit, $59,512 in unused portions of lines of credit and $5,789 in standby letters of credit.

Asset Quality:

National, Pennsylvania and market area unemployment rates at September 30, 2019 and 2018 are summarized as follows:

	2019	2018
United States	3.5%	3.7%
Pennsylvania	3.9%	4.2%
Berks County	3.9%	3.9%
Blair County	4.0%	3.7%
Bucks County	3.5%	3.5%
Centre County	3.0%	3.0%
Clearfield County	4.3%	4.1%
Cumberland County	3.2%	3.1%
Dauphin County	3.9%	3.7%
Huntingdon County	4.7%	4.3%
Lebanon County	.3.5%	3.4%
Lehigh County	4.1%	4.4%
Lycoming County	4.2%	4.2%
Northumberland County	4.6%	4.5%
Perry County	3.2%	3.3%
Schuylkill County	4.7%	4.7%
Somerset County	4.2%	3.9%

Employment conditions in 2019 improved for the United States and the Commonwealth of Pennsylvania, but deteriorated for seven of the counties in which we have branch locations. The average unemployment rate for all our counties increased to 4.0% in 2019 from 3.9% in 2018. The lowest unemployment rate in 2019 for all the counties we serve was 3.0% which was in Centre County, and the highest recorded rate being 4.7% in Schuylkill and Huntingdon Counties. An increase in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.

Our asset quality improved in the nine months ended September 30, 2019. Nonperforming assets decreased $1,396, or 19.4%, to $5,806 at September 30, 2019, from $7,202 at December 31, 2018. We experienced decreases in other real estate owned, accruing loans past due 90 days or more and accruing restructured loans, partially offset by an increase in nonaccrual loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.66% at September 30, 2019 compared to 0.81% at December 31, 2018.

Loans on nonaccrual status increased $198 to $2,927 at September 30, 2019 from $2,729 at December 31, 2018. The increase in nonaccrual loans was due to increases of $480 in commercial loans offset by decreases of $164 in commercial real loans and $118 in residential real estate loans. Accruing troubled debt restructured loans declined $221, to $2,692 at September 30, 2019 from $2,913 at December 31, 2018. Accruing loans past due 90 days or more decreased $739, while other real estate owned decreased $634 during the nine months ended September 30, 2019.

Nonperforming assets decreased $2,530 to $5,806 at September 30, 2019 from $8,336 at September 30, 2018. Decreases in accruing troubled debt restructured loans, accruing loans past due 90 days or more and other real estate owned were partially offset by a slight increase in nonaccrual loans.

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

The allowance for loan losses increased $749 to $7,097 at September 30, 2019, from $6,348 at the end of 2018. The increase in the allowance was a result of the provision for loan losses of $2,250 for the first nine months of 2019 exceeding net charge-offs for the period. For the nine months ended September 30, net charge-offs were $1,501, or 0.23%, of average loans outstanding in 2019 compared to $449, or 0.06%, of average loans outstanding for the same period in 2018. The increase in net charge-offs was primarily due to those take in the third quarter of 2019 as four commercial account relationships totaling $759 and one commercial real estate loan totaling $110 were charged off due to deterioration in their financial conditions. The accounts were written down to their net estimated realizable values base on impairment analysis due to deterioration in their financial condition arising in the third quarter.

Deposits:

We attract the majority of our deposits from within our 15-county market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2019, total deposits decreased to $969,583 from $1,004,593 at December 31, 2018. Noninterest-bearing transaction accounts decreased $1,363, while interest-bearing transaction accounts decreased $4,538 and time deposits decreased $29,109 in the nine months ended September 30, 2019.

For the nine months ended September 30, interest-bearing deposits averaged $824,948 in 2019 compared to $860,061 in 2018. The cost of interest-bearing deposits was 1.00% in 2019 compared to 0.80% in 2018. Corresponding with recent FOMC actions, interest rates have decreased beginning in the third quarter of 2019 from an extended period of tightening beginning in December 2015 and ending July 2019. As a result, the cost of interest-bearing deposits decreased three basis point comparing the third quarter of 2019 with the second quarter of 2019. We anticipate deposit costs to continue to decrease in the short term based on recent actions of the FOMC.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Atlantic Community Bankers Bank (“ACBB”), Pacific Community Bankers Bank and the FHLB. At September 30, 2019 and December 31, 2018, we did not have any short-term borrowings outstanding. For the nine months ended September 30, we did not utilize short-term borrowings in 2019, while short-term borrowings averaged $2,406 in 2018. The average cost of short-term borrowings was 1.67% in the nine months ended September 30, 2018.

Long-term debt totaled $6,951 at September 30, 2019 as compared to $6,892 at December 31, 2018. For the nine months ended September 30, long-term debt averaged $6,922 in 2019 and $13,129 in 2018. The reduction in the average balance was due to the paydown of $6,085 in borrowings in December of 2018. The average cost of long-term debt was 7.57% in the nine months ended September 30, 2019 and 5.72% for the same period last year.

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

These changes arise because the present value of future cash flows, and often the cash flows themselves change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

As a result of the FOMC’s actions to lower short-term interest rates at a time when the yield curve is inverted, it has become challenging to manage IRR. IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program that is overseen by the Board of Directors and senior management, which involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in a bank’s risk management process or high-risk exposure relative to capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of a bank’s risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.62 at September 30, 2019. Given the recent posture of the FOMC and the potential for rates to decrease in the future, the focus of ALCO has been to lower our exposure to the effect of repricing assets.

The current position at September 30, 2019, indicates that the amount of RSA repricing within one year would exceed that of RSL, with declining rates causing a decrease in net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Given an instantaneous and parallel shift in interest rates of plus and minus 100 basis points, our projected net interest income for the 12 months ending September 30, 2020, would increase 3.0% and decrease 5.0% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2019. Our noncore funds at September 30, 2019, were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2019, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 1.24%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 1.22%. Comparatively, our net noncore dependence ratio was 0.65% while our net short-term noncore funding ratio was 1.73% at year-end. In addition, as compared to peer levels, our reliance on short-term noncore funds remains low.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $23,975 during the nine months ended September 30, 2019. Cash and cash equivalents increased $31,029 for the same period last year. For the nine months ended September 30, 2019, we realized net cash inflows of $2,442 and $10,471 from operating and investing activities, and net cash outflows of $36,888 from financing activities. For the same period of 2018, we recognized net cash inflows of $7,786 from operating activities and $36,545 from investing activities, offset by net cash outflows of $13,302 from financing activities.

Operating activities provided net cash of $2,442 for the nine months ended September 30, 2019 compared to providing $7,786 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation, amortization and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $10,471 for the nine months ended September 30, 2019. For the comparable period in 2018, investing activities provided net cash of $36,545. For the nine months ended September 30, 2019 and 2018, payments and prepayments on loans exceeding loan originations was the primary factor causing the net cash inflow from investing activities.

Financing activities utilized net cash of $36,888 for the nine months ended September 30, 2019 and $13,202 for the same period last year. Deposit gathering is a predominant financing activity. However, during the nine months ended September 30, deposits decreased $35,010 in 2019 and $5,716 in 2018. The payment of a cash dividends of $2,519 also impacted net cash from financing activities in 2019. The repayment of short-term borrowings of $6,000 and cash dividends of $1,819 increased the amount of the net cash utilized from financing activities for the first nine months of 2018.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $117,255, or $12.77 per common share, at September 30, 2019, and $113,910, or $12.49 per common share, at December 31, 2018. The net increase in stockholders’ equity in the nine months ended September 30, 2019 was a result of the recognition of net income of $3,013, the issuance of common stock through Riverview’s ESPP, 401k and dividend reinvestment plans of $474, the issuance of common stock related to the stock options exercised of $167 and the recognition of a change in other comprehensive income of $2,210, offset by the payout of cash dividends of $2,519.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance.

The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the periods ended September 30, 2019 and December 31, 2018:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
September 30, 2019:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$102,601	11.80%	$91,311	≥	10.50%	$86,963	≥	10.00%
Tier 1 capital (to risk-weighted assets)	95,431	10.97	73,918	≥	8.50	69,570	≥	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	95,431	10.97	60,874	≥	7.00	56,526	≥	6.50
Tier 1 capital (to average total assets)	95,431	8.82	43,299	≥	4.00	54,124	≥	5.00

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 1.875% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2018:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$100,001	11.42%	$86,443	≥	9.875%	$87,538	≥	10.00%
Tier 1 capital (to risk-weighted assets)	93,580	10.69	68,936	≥	7.875	70,030	≥	8.00
Common equity tier 1 risk-based capital (to risk-weighted assets)	93,580	10.69	55,805	≥	6.375	56,900	≥	6.50
Tier 1 capital (to average total assets)	93,580	8.37	44,733	≥	4.000	55,916	≥	5.00

Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at September 30, 2019 and December 31, 2018. There are no conditions or negative events since this notification that we believe have changed the Bank’s category.

Review of Financial Performance:

We reported net income of $3,013, or $0.33 per basic and diluted weighted average common share, for the nine months ended September 30, 2019, compared to net income of $8,386, or $0.92 per basic and diluted weighted average common share, for the comparable period of 2018. The return on average assets and return on average stockholders’ equity were 0.36% and 3.49% for the nine months ended September 30, 2019. The reduction in net income recognized in 2019 was largely a function of recognizing $1.0 million less of net accretion on acquired assets and assumed liabilities, a $2.2 million nonrecurring executive separation charge and $553 of severance expense to employees that either retired or were separated from service due to branch network consolidations. In addition, the results for the nine months ended September 30, 2019 included $1,6 million of additional loan loss provision as compared with the same period in 2018.

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

For the nine months ended September 30, tax-equivalent net interest income decreased $925 to $31,935 in 2019 from $32,860 in 2018. The decrease in tax-equivalent net interest income was primarily attributable to a net decline in average loans of $49,492 and reductions in net accretion on purchased assets and assumed liabilities, offset by an improvement in the tax equivalent net interest margin. Overall, average earning assets decreased $9,328 less than the decline in average interest-bearing liabilities in comparing the first nine months of 2019 with 2018. The tax-equivalent net interest margin for the nine months ended September 30, was 4.18% in 2019 compared to 4.16% in 2018. The net interest spread decreased to 3.98% for the nine months ended September 30, 2019 from 4.00% for the nine months ended September 30, 2018. Net accretion included in interest income in the first nine months of 2019 related to purchase accounting marks from mergers was $3,034 resulting in an increase in the tax-equivalent net interest margin of 40 basis points. For the same period in 2018 net accretion income was $4,074, resulting in an increase in the tax-equivalent net interest margin of 52 basis points.

For the nine months ended September 30, 2019, tax-equivalent interest income decreased $88, to $38,526 from $38,614 for the nine months ended September 30, 2018. A negative volume variance in interest income of $2,236 attributable to changes in the average balance of earning assets was offset by a $2,148 favorable rate variance due to increased yields on earning assets. Specifically, the decrease in interest income was primarily due to a reduction in average earning assets, which decreased $34,398 to $1,022,899 for the first nine months of 2019 from $1,057,297 for the same period in 2018. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the nine months ended September 30, 2019 to 5.04% as compared to 4.88% for the nine months ended September 30, 2018. This increase was a result of the impact of increased yields on all interest earning assets. Average loans decreased $49,492 comparing the first nine months of 2019 and 2018, which caused a decrease in tax-equivalent interest income of $2,483. However, partially offsetting this negative impact was a favorable rate variance as the tax-equivalent yield on the loan portfolio increased to 5.37% for the nine months ended September 30, 2019 compared to 5.19% for the same period last year. The decline in average volume more than offset the increase in yield causing tax-equivalent loan interest income to decline $744 comparing the nine months ended September 30, 2019 and 2018. The yield earned on investments increased 27 basis points for the first nine months of 2019 to 3.06% from 2.79% for the first nine months of 2018 and resulted in higher tax-equivalent interest income of $242. Average investments increased to $101,078 for the nine months ended September 30, 2019 compared to $92,162 for the same period in 2018 causing interest income to increase $148. Overall tax-equivalent interest earned on investments was $2,314 for the nine month period ended September 30, 2019 compared to $1,924 for the same period in 2018.

Total interest expense increased $837 to $6,591 for the nine months ended September 30, 2019 from $5,754 for the nine months ended September 30, 2018. While there was a favorable volume variance, an unfavorable rate variance caused interest expenses to increase more as the cost of funds grew to 1.06% in 2019 from 0.88% in 2018. The average volume of interest-bearing liabilities decreased to $831,870 for the nine months ended September 30, 2019, from $875,596 for the nine months ended September 30, 2018. Average interest-bearing deposits decreased $35,113 to $824,948 for the first nine months of 2019 from $860,061 for the same period last year. The cost of interest-bearing deposits increased 20 basis points when comparing the first nine months of 2019 and 2018.

For the three months ended September 30, tax-equivalent net interest income increased $349 to $11,352 in 2019 from $11,003 in 2018. The increase in tax-equivalent net interest income was primarily attributable to an improvement in the tax equivalent net interest margin. Average earning assets declined $3,792 less than the decline in average interest-bearing liabilities comparing the third quarters of 2019 and 2018. The tax-equivalent net interest margin for the three months ended September 30, was 4.46% in 2019 compared to 4.15% in 2018. The net interest spread increased to 4.26% for the three months ended September 30, 2019 from 3.97% for the three months ended September 30, 2018. Net accretion included in interest income in the third quarter of 2019 was $1,415, resulting in an increase in the tax-equivalent net interest margin of 56 basis points. Comparatively, net accretion included in interest income in the third quarter of 2018 was $1,241 resulting in an increase in the tax-equivalent net interest margin of 47 basis points. Excluding the impact of net accretion, the tax-equivalent net interest margin for the three months ended September 30, was 3.90% in 2019 compared to 3.68% in 2018.

For the three months ended September 30, tax-equivalent interest income increased $424, to $13,506 in 2019 from $13,082 in 2018. A rate variance in interest income of $3,498 was attributable to an improvement in the yield on earning assets. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the three months ended September 30, 2019 to 5.31% as compared to 4.93% for the three months ended September 30, 2018. This improvement was a result of the combined impact of higher loan yields and the effects of accretion on purchased loans. Average loans decreased $44,307 comparing the third quarters of 2019 and 2018. The tax-equivalent yield on the loan portfolio was 5.67% for the three months ended September 30, 2019 compared to 5.24% for the same period last year. The yield earned on investments increased 14 basis points for the third quarter of 2019 to 2.96% from 2.82% for the third quarter of 2018. This coupled with average investments increasing to $93,010 for the quarter ended September 30, 2019 compared to $91,861 for the same period in 2018, resulted in an increase in tax-equivalent interest income of $42. Overall tax-equivalent interest earned on investments was $695 for the three-month period ended September 30, 2019 compared to $653 for the same period in 2018.

Total interest expense increased $75 to $2,154 for the three months ended September 30, 2019 from $2,079 for the three months ended September 30, 2018. An unfavorable rate variance more than offset a favorable volume variance caused interest expenses to increase. The average volume of interest bearing liabilities decreased to $817,372 for the three months ended September 30, 2019, from $863,552 the three months ended September 30, 2018. Average interest-bearing deposits decreased $40,062 to $810,430 for the third quarter of 2019 from $850,492 for the same period last year. The cost of funds increased to 1.05% for the three months ended September 30, 2019 as compared to 0.96% for the same period in 2018.

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

	Nine months ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$849,959	$34,651	5.45%	$898,975	$35,424	5.27%
Tax exempt	35,853	914	3.41%	36,329	885	3.26%
Investments
Taxable	93,423	2,113	3.02%	77,198	1,616	2.80%
Tax exempt	7,655	201	3.51%	14,964	308	2.75%
Interest bearing deposits	36,009	647	2.40%	28,112	361	1.72%
Federal funds sold				1,719	20	1.56%

Total earning assets	1,022,899	38,526	5.04%	1,057,297	38,614	4.88%
Less: allowance for loan losses	6,636			6,437
Other assets	106,247			104,890

Total assets	$1,122,510			$1,155,750

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$112,598	$806	0.96%	$119,238	$812	0.91%
NOW accounts	273,199	1,415	0.69%	269,630	1,196	0.59%
Savings accounts	133,347	127	0.13%	154,624	85	0.07%
Time deposits	305,804	3,851	1.68%	316,569	3,069	1.30%
Short term borrowings				2,406	30	1.67%
Long-term debt	6,922	392	7.57%	13,129	562	5.72%

Total interest-bearing liabilities	831,870	6,591	1.06%	875,596	5,754	0.88%
Non-interest-bearing demand deposits	158,384			159,749
Other liabilities	16,842			10,597
Stockholders’ equity	115,414			109,808

Total liabilities and stockholders’ equity	$1,122,510			$1,155,750

Net interest income/spread		$31,935	3.98%		$32,860	4.00%

Net interest margin			4.18%			4.16%
Tax-equivalent adjustments:
Loans		$192			$186
Investments		42			65

Total adjustments		$234			$251

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2019.

The provision for loan losses totaled $2,250 for the nine months ended September 30, 2019, compared to $615 in 2018. The increase in the provision for loan losses in 2019 was due to increased qualitative factors related to weakening economic trends and higher historical factors due to an increase in net charge-offs primarily associated with legacy purchased loans. For the quarter ended September 30, the provision for loan losses was $1,049 in 2019 compared $225 for the same period in 2018.

Noninterest Income:

For the nine months ended September 30, noninterest income totaled $5,897 in 2019, a decrease of $643 from $6,540 in 2018. The overall reduction was primarily driven by decreases in service charges, fees and commission of $649 and mortgage banking income of $170. Service charge income experienced a decrease in NSF and overdraft income, while mortgage banking income decreased due to lower origination volume. Positive increases were made in both trust and wealth management as income for the first nine months of 2019 increased by $184 and $137, respectively, when compared against the first nine months of 2018. Additionally, net losses on the sale of investment securities of $95 were recognized in the first nine months of 2019 in order to dispose of certain investments with low yields and higher risk characteristics. This compares with a $40 net gain on the sale of investment securities recorded during the first nine months of 2018.

For the quarter ended September 30, noninterest income totaled $1,960 in 2019, a decrease of $94 from $2,054 in 2018. The decrease in noninterest income for the quarter was due primarily to decreases in services charges, fees and commissions of $138 and mortgage banking income of $17 offset partially by increases in wealth management income of $27 and trust income of $88. Also adding to the decrease for the quarter ended September 30 was a $53 loss recorded in 2019 compared to a $40 gain from the sale of investment securities recorded in 2018.

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

Noninterest expense increased $3,594, or 12.7%, to $31,879 for the nine months ended September 30, 2019, from $28,285 for the same period last year. The majority of this increase is attributable to expenses related to an executive separation of service agreement and contractual payments due to retirements and severance. The net cost of operation of other real estate owned was $20 for the first nine months of 2019 versus $30 for the same period in 2018 as the Company continues to reduce its holdings in other real estate owned. Other expenses increased $649, or 7.3% to $9,531 for the first nine months of 2019 from $8,882 for the same period last year. Offsets to the overall increase in noninterest expense were realized through reduced costs in net occupancy and equipment of $32, and in the amortization expense of intangible assets of $74 when comparing the first nine months of 2019 to the first nine months of 2018.

For the three months ended September 30, 2019, noninterest expense increased $90, to $9,431 from $9,341 for the same period last year. Salaries and employee benefit expense was $5,232 for the quarter ended September 30, 2019, an increase of $200 over the same period in 2018 and was caused by recognizing nonrecurring severance payments associate with staff eliminations related to branch network consolidations. For the third quarter, other expenses decreased to $2,979 in 2019 from $3,057 in 2018.

Income Taxes:

We recorded an income tax expense of $456 for the nine months ended September 30, 2019 as compared to $1,863 for the nine months ended September 30, 2018. For the three months ended September 30, we recorded a tax expense of $486 in 2019 as compared with $620 in 2018.

Riverview Financial Corporation

Item 3.	Quantitative And Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2019, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

Date: November 7, 2019

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2019