Form 10-K
period 2019-12-31
Riverview Financial Corp
filed 2020-03-16
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(717)957-2196

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Voting Common Stock	RIVE	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, on June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $93,607,399 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s voting common stock outstanding as of February 28, 2020 was 7,877,659 shares. The number of shares of the registrant’s non-voting common stock outstanding as of February 28, 2020 was 1,348,809 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2020 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Riverview Financial Corporation

Form 10K

For the Year Ended December 31, 2019

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

•	the impact of adverse economic conditions, particularly in the Riverview Financial Corporation market area, on the performance of its loan portfolio and the demand for its products and services;

•	the effects of changes in interest rates on demand for Riverview Financial Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on Riverview Financial Corporation’s sources of funding;

•	the impact of legislative and regulatory changes and the increasing amount of time and resources spent on compliance;

•	monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System;

•	credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios;

•	demand for loan and other products;

•	our ability to attract and retain deposits;

•	the effect of competition on deposit and loan rates, growth and on the net interest margin;

•	changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area;

•	the failure to identify and to address cyber-security risks;

•	the ability to keep pace with technological changes and related costs;

•	our ability to successfully enter new markets or successfully integrate acquired entities, if any;

•	the ability to attract and retain talented personnel;

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

General

Riverview Financial Corporation (the “Company”) was formed in 2013 as a bank holding company incorporated under the laws of Pennsylvania. The Company is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”). The Company provides a full range of financial services through its wholly-owned bank subsidiary, Riverview Bank (the “Bank”), which is its sole operating segment. The Company had approximately 276 employees as of December 31, 2019.

The Bank is a state-chartered bank and trust company regulated by the Pennsylvania Department of Banking and Securities (“DOB”) and the Federal Deposit Insurance Corporation (“FDIC”) that offers financial services through 27 community banking offices and three limited purpose offices.

Effective October 1, 2017, the Company merged with CBT Financial Corp. (“CBT”) and its subsidiary, CBT Bank, merged with and into the Bank. The merger of equals with CBT added approximately $382.5 million in loans and $438.8 million in deposits to the consolidated Company.

Unless the context indicates otherwise, all references in this annual report to the “Company”, “Bank”, “we”, “us” and “our” refer to Riverview Financial Corporation, its direct and indirect subsidiaries and its and their respective predecessors.

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

Market Areas

The Bank’s market area consists of Berks, Blair, Bucks, Centre, Clearfield, Cumberland, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Perry, Schuylkill and Somerset Counties in Central Pennsylvania.

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

Payment risk is a function of the economic climate in which our lending activities are conducted. Economic downturns in the economy generally, or in a particular sector, could cause cash flow problems for our customers, impairing their ability to repay loans we make to them. We attempt to minimize this risk by avoiding loan concentrations to a single customer or a group of similar customer types, the loss of any one or more of whom would have a materially adverse effect on our financial condition. One element of interest rate risk arises from making fixed rate loans in an environment of changing interest rates. We attempt to mitigate this risk by making adjustable rate loans and by limiting repricing terms to five years or less for commercial customers requiring fixed rate loans.

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

Deposit Activities

Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. We offer a variety of deposit accounts with a range of interest rates and terms, including, among others: money market accounts; NOW accounts; savings accounts; certificates of deposit; individual retirement accounts, and demand deposit accounts. These deposits are primarily obtained from areas surrounding our branch offices. We rely primarily on marketing, product innovation, technology, service and long-standing relationships with customers to attract and retain deposits. Other deposit related services include: mobile and online banking; remote deposit capture; automatic clearing house transactions; cash management services; automated teller machines; point of sale transactions; safe deposit boxes; night depository services; direct deposit; and official check services.

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

Supervision and Regulation

We are extensively regulated and examined under federal and state laws. Generally, these laws and regulations are intended to protect consumers, not shareholders. The following is a summary description of certain provisions of law that affect the regulation of bank holding companies and banks. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in laws and regulations may have a material effect on our business and prospects.

The Company is a bank holding company within the meaning of the Bank Holding Company Act (“BHCA”) and is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”). We are required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB also conducts periodic examinations of the Company. In addition, under the Pennsylvania Banking Code of 1965 of the Pennsylvania Department of Banking and Securities (“DOB”), the DOB has the authority to examine the books, records and affairs of the Company and to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.

With certain limited exceptions, we are required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person or entity proposing to acquire control through direct or indirect ownership of 25% or more of our voting securities (or 10% or more under certain circumstances) is required to give 60 days’ written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

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

Permitted Non-Banking Activities

Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, or providing service to those subsidiaries. With prior approval of the FRB, we may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank activities. A bank holding company that meets certain specified criteria may elect to be regulated as a “financial holding company” and thereby engage in a broader array of nonbanking financial activities, including insurance and investment banking.

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

Under FRB regulations, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank. The FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred, or reasonably anticipated to be incurred, in connection with the default of or assistance provided to a commonly controlled FDIC-insured depository institution. Such cross-guarantee liabilities generally are superior in priority to the obligation of the depository institutions to its shareholders, due solely to their status as shareholders, and obligations to other affiliates.

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

Risk-Based Capital Requirements

The federal banking regulators have adopted risk-based capital regulations to facilitate assessing capital adequacy of a bank’s operations for assets reported on the balance sheet and transactions, such as letters of credit and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% or more for assets with relatively high credit risk.

A bank’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off-balance-sheet items, against both total qualifying capital, Common Equity Tier 1 capital, and Tier 1 capital.

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

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by federal law. The final rules established the following capital requirements:

A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.

A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

A minimum ratio of total capital to risk-weighted assets of 8%.

A minimum leverage ratio of 4%.

In addition, the final rules established a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all insured banks. If a bank fails to hold capital above the minimum capital ratios and the capital conservation buffer, it is subject to certain restrictions on capital distributions and discretionary bonus payments to executives. The phase-in period for the capital conservation buffers for all banks began on January 1, 2016, with the full buffer applicable on January 1, 2019.

Under the rules, community banks were permitted to make a one-time election not to include Accumulated Other Comprehensive Income (“AOCI”) in regulatory capital and instead use the previously existing treatment that excluded most AOCI components from regulatory capital. The opt-out election was required to be made in the first call filed after the institution became subject to the final rule. The Bank “opted-out” of the inclusion of the components of AOCI in regulatory capital.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:

•	limitations on its ability to pay dividends;

•	the issuance by the applicable regulatory authority of a capital directive to increase capital;

•	or the termination of deposit insurance by the FDIC, as well as the measures described under FDICIA as applicable to undercapitalized institutions under the prompt corrective action regulation.

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

At December 31, 2019, the Bank complied with the foregoing requirements with a common equity tier 1 risk-based capital ratio of 11.5%, tier 1 leverage capital ratio of 9.1%, tier 1 risk-based capital ratio of 11.5% and a total capital ratio of 12.4%.

Legislation enacted in May 2018 required the federal banking agencies, including the FDIC, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. In November 2019, the federal regulators issued a final rule that set the optional “community bank leverage ratio” at 9%, effective January 1, 2020.

Prompt Corrective Action Regulations

Under prompt corrective action regulations, the FDIC is authorized and, under certain circumstances, required, to take supervisory actions against undercapitalized banks. The extent of supervisory action depends upon the degree of the institution’s undercapitalization. For this purpose, a bank is placed in one of the following five categories based on its capital level:

•	well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital and 6.5% common equity Tier 1 risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 risk-based capital);

•	undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

The regulations provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the FDIC, or the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the FDIC notifies the bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the FDIC has the authority to require payment and collect payment under the guarantee. Various restrictions, including on growth and capital distributions, also apply to “undercapitalized” institutions. If an “undercapitalized” institution fails to submit an acceptable capital plan, it is treated as “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more additional restrictions including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss officers or directors and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator within specified timeframes.

At December 31, 2019, the Bank met the criteria for being considered “well-capitalized”.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital requirement provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

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

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is $250,000.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. That system, effective July 1, 2016, replaced the previous system under which institutions were placed in risk categories.

Federal law required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.

Federal legislation raised the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The law required insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets are receiving credits for the portion of their assessments that contributed to increasing the reserve ratio between 1.15% and 1.35%. The FDIC has established a long-range target fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Community Reinvestment Act (“CRA”)

Under the CRA, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low- and moderate-income areas. CRA is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. CRA regulations were completely revised as of July 1, 1995, to establish performance-based standards for use in examining for compliance. Assessment by bank regulators of CRA compliance focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (iii) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The Bank had its last completed CRA compliance examination conducted November 4, 2019 and received a “satisfactory” rating.

Bank Secrecy Act, USA Patriot Act of 2001 (“Patriot Act”), and Related Rules and Regulations

The Patriot Act contained anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Among other requirements, the Patriot Act and the related regulations imposed the following requirements with respect to financial institutions:

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

Consumer Lending Laws

Bank regulatory agencies are increasingly focusing attention on consumer protection laws and regulations. Such laws and regulations include:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Lending laws;

•	Unfair or Deceptive Acts or Practices laws and regulations;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Truth in Savings Act.

The operations of the Bank are further subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Capital Regulations

Federal law required the Federal Reserve Board to apply consolidated capital requirements to bank holding companies that are no less stringent than those applicable to the institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to bank holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer for bank holding companies was phased in between 2016 and 2019. However, legislation enacted in May 2018 required the FRB to raise the threshold of its “small holding company” exception to the applicability of consolidated holding company capital requirements from $1 billion of consolidated assets to $3 billion of consolidated assets. That change became effective in August 2018. Consequently, holding companies with less than $3 billion of consolidated assets, including the Company, are generally not subject to the requirements unless otherwise advised by the FRB.

Dividends and Stock Repurchases

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend. The guidance also provides for prior regulatory review where the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding as of the end of a quarter compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Reserve System

FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). As of the reporting date, a reserve of 3% is to be maintained against aggregate transaction accounts between $16.3 million and $124.2 million (subject to adjustment annually by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.

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

Employees

As of December 31, 2019, we had 276 employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

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

Our corporate headquarter is located at 3901 North Front Street, Harrisburg, Pennsylvania, and includes our executive offices as well as portions of our finance, information services, credit, and branch administration departments. Portions of our deposit operations, human resource administration, as well as trust service offices are located at 2638 Woodglen Road, Pottsville, Pennsylvania. Portions of our loan operations, credit administration, Bank Secrecy Act (“BSA”) compliance and IT departments are located at 200 Front Street, Marysville, Pennsylvania. Additionally, compliance and portions of finance operations, human resource administration and operations, loan and deposit operations, credit administration and trust operations and services are located at 11 North Second Street, Clearfield, Pennsylvania. Each of these facilities is owned by the Bank.

The Bank operates 27 community banking offices and three limited purpose offices within Berks, Blair, Bucks, Centre, Clearfield, Cumberland, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Perry, Schuylkill and Somerset Counties in Pennsylvania. Fourteen of the branch offices are leased by the Bank, while the remaining facilities are owned. All retail banking offices have ATMs and are equipped with closed circuit security monitoring.

We consider our properties to be suitable and adequate for our current and immediate future purposes.

Item 3.	Legal Proceedings.

In the opinion of the Company, after review with legal counsel, as of December 31, 2019, there were no proceedings pending to which the Company is party to or to which its property is subject, which, if determined to be adverse to the Company, would be material in relation to the Company’s consolidated financial condition. In addition, as of December 31, 2019, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2020, there were approximately 1,065 registered holders of our common stock, no par value. Our common stock trades on the Nasdaq Global Market under the symbol “RIVE”.

The Company has paid cash dividends since its formation in 2008 and currently is paying $0.075 per shares quarterly. The payment of future dividends is dependent upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. For information relating to dividend restrictions applicable to the Company and the Bank, refer to the consolidate financial statements and notes to these statements as Item 8 to this report and incorporated in their entirety by reference under this Item 5.

The Company did not repurchase any shares of its common stock during the year ended December 31, 2019.

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

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates was used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change within the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the impairment of goodwill. Actual amounts could differ from those estimates.

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

Operating Environment:

The banking industry operating performance declined in 2019 as net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks totaled $233.1 billion, a decrease of $3.6 billion, or 1.5%, from 2018. The leading factors for the industry were declining margins, as the net interest margin declined four basis points to 3.36% in 2019 from 3.40% in 2018, and higher loan loss provisions, which were up $5.0 billion, or 9.9%, over the prior year.

The United States economy continued to grow at a strong pace in 2019, albeit a slower rate as compared to 2018. The gross domestic product (“GDP”), the value of all goods and services produced in the Nation, increased at an annual rate of 2.3% in 2019, as compared to 2.9% in 2018. The deceleration in real GDP in 2019, compared to 2018, primarily reflected decelerations in nonresidential fixed investment and personal consumption expenditures and a downturn in exports, which were partly offset by accelerations in both state and local and federal government spending. Inflationary concerns abated in 2019 as the Federal Reserve Board’s Federal Open Market Committee’s (“FOMC”) preferred measure of inflation, the personal consumption expenditures price index excluding food and energy decreased to 1.2% in 2019, a reduction from 1.9% in 2018 and was below the FOMC’s benchmark of 2.0%. In reversing course from 2018, the FOMC decreased rates three times in 2019 for a total of 75 basis points based on expectations there was emerging weakness in the economy. Current forecasts show an FOMC stance that ranges from neutral to accommodative regarding 2020 overnight rates.

FOMC actions have a direct impact on our business and profitability and are monitored closely by management. A declining rate cycle may reduce the Company’s cost of funds as competitive rates decline and help reduce earnings variability in future cycles as depositors choose to extend the overall duration of their deposits. An additional benefit of a lower rate environment is that asset quality may be positively impacted as borrowers with adjustable rate loans may more easily cover debt service in the future as payments decrease. We continually monitor adjustable rate relationships through stress testing over various rate scenarios. Conversely, reductions in general market rates have an adverse impact on the yield on earning assets and compress net interest income as fixed rate borrowers wish to renegotiation higher rates on existing loans. Moreover, there is a possibility we may lose customers to competitors if we are unable or unwilling to provide lower term rates.

Employment conditions overall improved in the United States in 2019. The number of people employed increased at a greater pace as compared to the increase in the civilian labor force in 2018. As a result, the annual unemployment rate for the United States fell to a fifty-year low at 3.5% in 2019 from 3.9% in 2018. Average hourly earnings continued to grow at an average rate of 3.1% throughout 2019.

Employment conditions in 2019 weakened for the Commonwealth of Pennsylvania as evidenced by an increase in the unemployment rate to 4.6% at December 31, 2019 from 3.9% at December 31, 2018. With respect to the markets we serve, the unemployment rate increased in all the counties in which we have office locations. The average unemployment rate for counties in our market area increased to 5.0% in 2019 from 4.0% in 2018. The lowest 2019 unemployment rate within the counties we serve were in Centre and Cumberland at 3.4%. Continued increases in unemployment rates could unfavorably impact the rate of economic growth in our market, the growth of loans and deposits, asset quality and overall profitability.

National, Pennsylvania and our market area’s non-seasonally adjusted annual unemployment rates at December 31, 2019 and 2018 are summarized as follows:

	2019	2018
United States	3.5%	3.9%
Pennsylvania	4.6	3.9
Berks County	4.4	3.7
Blair County	5.0	3.9
Bucks County	3.8	3.3
Centre County	3.4	2.9
Clearfield County	6.5	5.0
Cumberland County	3.4	2.9
Dauphin County	4.1	3.5
Huntingdon County	8.0	5.5
Lebanon County	4.1	3.5
Lehigh County	4.7	4.0
Lycoming County	5.6	4.6
Perry County	4.1	3.3
Schuylkill County	5.7	4.8
Somerset County	6.6	5.2

Review of Financial Position:

Riverview Financial Corporation, (“Riverview” or the “Company”), a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Riverview Bank (the “Bank”).

Riverview Bank, with 27 community banking offices and three limited purpose offices, is a full-service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small to medium sized businesses in the Pennsylvania market areas of Berks, Blair, Bucks, Centre, Clearfield, Cumberland, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Perry, Schuylkill and Somerset Counties.

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

The wealth management and trust divisions did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Bank’s 27 community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

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

Total assets, loans and deposits were $1.1 billon, $852.1 million and $940.5 million, respectively, at December 31, 2019. Comparatively, total assets, loans and deposits were $1.1 billon, $893.2 million and $1.0 billion, respectively, at December 31, 2018. Construction lending increased $22.3 million, while business lending, including commercial and commercial real estate decreased $46.0 million, and retail lending, including residential mortgages and consumer loans decreased $17.4 million during 2019. Investment securities decreased $13.4 million, or 12.8%, in 2019. Noninterest-bearing deposits decreased $15.2 million, and interest-bearing deposits decreased $48.9 million in 2019.

The loan portfolio consisted of $574.6 million of business loans, including commercial and commercial real estate loans, $61.8 million in construction loans, and $215.7 million in retail loans, including residential mortgage and consumer loans at December 31, 2019. Total investment securities were $91.2 million at December 31, 2019, all of which were classified as available-for sale. Total deposits consisted of $147.4 million in noninterest-bearing deposits and $793.1 million in interest-bearing deposits at December 31, 2019.

Stockholders’ equity equaled $118.1 million, or $12.81 per share, at December 31, 2019, and $113.9 million or $12.49 per share, at December 31, 2018. Dividends declared for 2019 amounted to $0.35 per share, representing an annual yield of 2.8% based on the closing price of the Company’s common stock of $12.49 per share on December 31, 2019.

Nonperforming assets equaled $5,080 or 0.60% of loans, net and foreclosed assets at December 31, 2019, an improvement from $7,202, or 0.81%, at December 31, 2018. The allowance for loan losses equaled $7,516, or 0.88%, of loans, net, at December 31, 2019, compared to $6,348, or 0.71%, of loans, net at year-end 2018. The increase in the ratio of the allowance for loan losses as a percentage of loans, net, was the result of an increase in the provision for loan losses and a reduction in loan balances. Loans charged-off, net of recoveries equaled $1,238, or 0.14%, of average loans in 2019, compared to $573, or 0.06%, of average loans in 2018.

Investment Portfolio:

Our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements. At December 31, 2019, our portfolio consisted primarily of taxable and tax-exempt state and municipal bonds and mortgage-backed securities, which provide a source of income and liquidity.

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

During 2019, the FOMC decreased its target federal funds rate 25 basis points three times, totaling 75 basis points for the year. The FOMC has indicated that labor markets remain strong and economic activity has been rising at a moderate rate, and although household spending has been rising at a strong pace, business fixed investment and exports remain weak. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in general market interest rates have a significant influence on the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 7-year U.S. Treasury securities. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Government agency and U.S. Governments-sponsored enterprises mortgage-backed securities, whereas the 7-year U.S. Treasury note influences the value of taxable and tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury decreased from 2.48% at year-end 2018 to 1.58% at year-end 2019. The yield on the 7-year U.S. Treasury decreased 76 basis points from 2.59% at December 31, 2018, to 1.83% at December 31, 2019. Since bond prices move inversely to yields, we reported net unrealized holding gains, included as a separate component of stockholders’ equity of $534, net of income taxes of $142, at December 31, 2019, compared to net unrealized holding losses, included as a separate component of stockholders’ equity of $1,725, net of income taxes of $458, at December 31, 2018.

In order to monitor the potential effects that interest rate fluctuations could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2019, indicated that should there be a parallel increase in the yield curve over one year by 100, 200 and 300 basis points, we would anticipate declines of 3.5%, 7.3% and 11.1% in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities

	2019		2018		2017
December 31	Amount	%	Amount	%	Amount	%
State and municipals:
Taxable	$24,824	27.20%	$33,278	31.79%	$35,002	37.56%
Tax-exempt	4,333	4.75	12,776	12.21	16,308	17.50
Mortgage-backed securities:
U.S. Government agencies	36,134	39.60	23,670	22.61	22,817	24.48
U.S. Government-sponsored enterprises	22,645	24.82	26,195	25.02	10,089	10.82
Corporate debt obligations	3,311	3.63	8,758	8.37	8,985	9.64

Total	$91,247	100.00%	$104,677	100.00%	$93,201	100.00%

Investment securities decreased $13.5 million to $91.2 million at December 31, 2019 from $104.7 million at December 31, 2018. At December 31, 2019, the entire investment portfolio was classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment purchases totaled $32.1 million in 2019 as compared with $31.0 million in 2018. Repayments of investment securities totaled $17.3 million in 2019 and $12.8 million in 2018. Proceeds from the sale of investment securities available-for-sale totaled $30.2 million in 2019 and consisted of five U.S. Treasury securities, three corporate bonds, 16 taxable municipal securities, 10 tax-exempt municipal securities and three mortgage-backed government agency securities. This compares to proceeds of $4.8 million from the sale of investment securities available-for-sale in 2018, which consisted of U.S. Treasury securities. Gross gains of $321 and gross losses of $343, resulted in a net loss of $22 that was recognized from the sale of investment securities in 2019. Gross gains of $40 and no gross losses, resulting in a net gain of $40, were recognized from the sale of investment securities in 2018.

The composition of the investment portfolio changed during 2019. U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities comprised 64.4% of the total portfolio at year-end 2019 compared to 47.6% at the end of 2018. Tax-exempt municipal obligations decreased as a percentage of the total portfolio to 4.8% at year-end 2019 from 12.2% at the end of 2018, while taxable municipal securities decreased to 27.2% of the total portfolio at year-end 2019 from 31.8% at the end of 2018. Corporate debt comprised 3.6% of the portfolio at the end of 2019 from 8.4% at year ended 2018. As a result of the changes that occurred within the portfolio during 2019, the average life and the modified duration of the investment portfolio decreased to 3.7 years and 3.4 years, respectively, at December 31, 2019 as compared with 6.5 years and 5.3 years at December 31, 2018.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2019 and 2018. For additional information related to OTTI refer to Note 3 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $99.9 million and equaled 9.8% of average earning assets in 2019, compared to $94.3 million and equaled 8.9% of average earning assets in 2018. The tax-equivalent yield on the investment portfolio increased 15 basis points to 2.99% in 2019 from 2.84% in 2018. In addition to measuring our performance using the book yield, we monitor and evaluate our investment portfolio with respect to total return in comparison to national benchmarks. Total return is a comprehensive industry-wide approach measuring investment portfolio performance. This measure is superior to measuring performance strictly on the basis of yield since it not only considers income earned similar to the yield approach, but also includes the reinvestment income on repayments and capital gains and losses, whether realized or unrealized. The total return of our investment portfolio declined to 2.53% at December 31, 2019 from 3.43% at December 31, 2018.

At December 31, 2019 and 2018, there were no securities of any individual issuer, except for U.S. Government agencies and U.S. Government-sponsored enterprises, that exceeded 10.0% of stockholders’ equity.

The maturity distribution based on amortized cost, fair value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2019, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities

	Within one year		After one but within five years		After five but within ten years		After ten years		Total
December 31, 2019	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Amortized Cost:
State and municipals:
Taxable	$1,094	4.92%	$1,147	4.42%	$8,738	3.55%	$13,386	3.34%	$24,365	3.54%
Tax-exempt			25	5.81	500	3.75	3,735	4.16	4,260	4.12
Mortgage-backed securities:
U.S. Government agencies					14,007	2.59	22,017	2.31	36,024	2.42
U.S. Government-sponsored enterprises			7,584	2.96	9,980	2.83	4,858	2.30	22,422	2.76
Corporate debt obligations			3,500	1.68					3,500	1.68

Total	$1,094	4.92%	$12,256	2.74%	$33,225	2.93%	$43,996	2.78%	$90,571	2.86%

Fair Value:
State and municipals:
Taxable	$1,114		$1,168		$8,874		$13,668		$24,824
Tax-exempt			25		500		3,808		4,333
Mortgage-backed securities:
U.S. Government agencies					14,062		22,072		36,134
U.S. Government-sponsored enterprises			7,671		10,141		4,833		22,645
Corporate debt obligations			3,311						3,311

Total	$1,114		$12,175		$33,577		$44,381		$91,247

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

Distribution of loan portfolio

	2019		2018		2017		2016		2015
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$118,658	13.93%	$122,919	13.76%	$140,116	14.65%	$51,166	12.50%	$46,076	11.24%
Real estate:
Construction	61,831	7.26	39,556	4.43	34,405	3.60	8,605	2.10	18,599	4.54
Commercial	455,901	53.50	497,597	55.71	526,230	55.05	212,550	51.93	205,500	50.14
Residential	207,354	24.33	221,115	24.76	240,626	25.17	130,874	31.97	135,106	32.97
Consumer	8,365	0.98	11,997	1.34	14,594	1.53	6,148	1.50	4,564	1.11

Loans, net	852,109	100.00%	893,184	100.00%	955,971	100.00%	409,343	100.00%	409,845	100.00%

Less: allowance for loan loss	7,516		6,348		6,306		3,732		4,365

Net loans	$844,593		$886,836		$949,665		$405,611		$405,480

Loans, net decreased $41.1 million in 2019 to $852.1 million at December 31, 2019 as compared with $893.2 million at December 31, 2018. The reduction in loan volumes was a result of payoffs of large loans resulting from the sale of the underlying collateral and, merger related attrition, including payoffs of acquired purchase credit impaired loans and management’s steadfast adherence to strong credit quality underwriting standards and pricing discipline. Business loans, including commercial loans and commercial real estate loans, were $574.6 million, or 67.4%, of loans, net at December 31, 2019, and $620.5 million, or 69.5%, at year-end 2018. Construction lending was $61.8 million, or 7.3% of loans, net at December 31, 2019 and $39.6 million, or 4.4% of loans, net at December 31, 2018. Residential mortgages and consumer loans totaled $215.7 million, or 25.3%, of loans, net at year-end 2019 and $233.1 million, or 26.1%, at year-end 2018. Loan balances declined by $41.1 million, or 4.6%, in 2019, realizing decreases of $15.1 million in the first quarter, $5.8 million in the third quarter and $31.4 million in the fourth quarter, offset by a $11.2 million increase in the second quarter.

Loans averaged $879.3 million in 2019 compared to $928.4 million in 2018. Taxable loans averaged $843.1 million, while tax-exempt loans averaged $36.2 million in 2019. The decrease in average loans year-over-year was attributable to payoffs of large loans resulting from the sale of the underlying collateral and, merger related attrition, including payoffs of acquired purchase credit impaired loans and management’s steadfast adherence to strong credit quality underwriting standards and pricing discipline. The loan portfolio continues to play a prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 86.7% in 2019 as compared with 88.0% in 2018.

The prime rate decreased 75 basis points in 2019 to 4.75% at year end from 5.50% at the beginning of the year. The tax-equivalent yield on our loan portfolio decreased three basis points to 5.24% in 2019 from 5.27% in 2018. Included in loan interest income in 2019 was the recognition of fair value accretion of $3.2 million on acquired loans, which increased the tax-equivalent net interest margin by 32 basis points. Excluding accretion on acquired loans, the tax equivalent yield on the loan portfolio improved 16 basis points to 4.87% in 2019 from 4.71% in 2018.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2019, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio

December 31, 2019	Within one year	After one but within five years	After five years	Total
Maturity schedule:
Commercial	$16,860	$35,425	$66,373	$118,658
Real estate:
Construction	9,782	14,300	37,749	61,831
Commercial	24,246	107,328	324,327	455,901
Residential	22,809	55,770	128,775	207,354
Consumer	2,159	2,827	3,379	8,365

Total	$75,856	$215,650	$560,603	$852,109

Predetermined interest rates	$35,809	$91,938	$79,603	$207,350
Floating or adjustable interest rates	40,047	123,712	481,000	644,759

Total	$75,856	$215,650	$560,603	$852,109

As previously mentioned, there are numerous risks inherent in the mortgage loan portfolio. We manage the portfolio by employing sound credit policies and utilizing various modeling techniques in order to limit the effects of such risks. In addition, we utilize private mortgage insurance (“PMI”) to mitigate credit risk in the loan portfolio.

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Given the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 24.3% of the loan portfolio at December 31, 2019, compared to floating or adjustable-rate loans at 75.7%. Approximately 45.7% of the loan portfolio is expected to reprice within the next 12 months.

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

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments

December 31	2019	2018	2017
Commitments to extend credit	$105,403	$96,431	$52,706
Unused portions of lines of credit	66,114	59,512	72,157
Standby and performance letters of credit	4,726	5,789	4,871

Total	$176,243	$161,732	$129,734

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $89 and $73 at December 31, 2019 and 2018, respectively. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

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

Distribution of nonperforming assets

December 31	2019	2018	2017	2016	2015
Nonaccruing loans:
Commercial	$1,159	$1,141	$75	$356	$1,143
Real estate:
Construction
Commercial	459	702	363	359	1,118
Residential	669	886	1,307	671	921
Consumer

Total	2,287	2,729	1,745	1,386	3,182

Accruing troubled debt restructured loans:
Commercial	100	107	702	617	644
Real estate:
Construction
Commercial	577	752	2,670	3,229	3,305
Residential	1,989	2,054	2,106	1,959	2,717
Consumer

Total	2,666	2,913	5,478	5,805	6,666

Accruing loans past due 90 days or more:
Commercial		82
Real estate:
Construction		247
Commercial		170	150
Residential	18	290	533	357	89
Consumer	27	50	9	2

Total	45	839	692	359	89

Total nonperforming loans	4,998	6,481	7,915	7,550	9,937
Other real estate owned	82	721	236	625	885

Total nonperforming assets	$5,080	$7,202	$8,151	$8,175	$10,822

Ratios:
Nonperforming loans to total loans, net	0.59%	0.73%	0.83%	1.84%	2.42%
Nonperforming assets to total loans, net and OREO	0.60%	0.81%	0.85%	1.99%	2.63%

We experienced a decrease in nonperforming assets of $2,122, or 29.5%, to $5,080, or 0.60%, of loans, net of unearned income and foreclosed assets at December 31, 2019, from $7,202, or 0.81%, of loans, net of unearned income and foreclosed assets at December 31, 2018. The improvement resulted from decreases of $247 in accruing troubled debt restructured loans, $639 in other real estate owned, $442 in nonaccrual loans and $794 in accruing loans past due 90 days or more. Nonperforming loans at December 31, 2019 and December 31, 2018 exclude $1,772 and $3,825, respectively, of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition. For further discussion of assets classified as nonperforming assets, refer to the note entitled, “Loans, net and the allowance for loan losses”, in the Notes to the Consolidated Financial Statements to this Annual Report.

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

A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses

December 31	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of year	$6,348	$6,306	$3,732	$4,365	$3,792
Loans charged-off:
Commercial	1,128	206	43	767	650
Real estate:
Construction			78	249
Commercial	254			65	187
Residential	26	104	38	68	60
Consumer	476	437	58	25	35

Total	1,884	747	217	1,174	932

Loan recovered:
Commercial	484	11	5	70	8
Real estate:
Construction
Commercial	6	6	10		19
Residential	7	31	17	7
Consumer	149	126	25	11	6

Total	646	174	57	88	33

Net loans charged-off	1,238	573	160	1,086	899

Provision for loan losses	2,406	615	2,734	453	1,472

Allowance for loan losses at end of year	$7,516	$6,348	$6,306	$3,732	$4,365

Net charge-offs to average loans	0.14%	0.06%	0.03%	0.27%	0.26%
Allowance for loan losses to total loans, net	0.88%	0.71%	0.66%	0.91%	1.07%

The allowance for loan losses increased $1,168 to $7,516 at December 31, 2019, from $6,348 at the end of 2018. The increase resulted from a provision for loan losses of $2,406, which was partially offset by net loans charged-off of $1,238. The increase in the loan loss provision to $2,406 in 2019 from $615 in 2018 was the result of higher historical loss factors due to an increase in net charge-offs primarily associated with legacy purchased loans. The allowance for loan losses, as a percentage of loans, net of unearned income, was 0.88% at the end of 2019, compared to 0.71% at the end of 2018. The increase in this ratio compared to that of the prior year-end was a result of an increase in the provision for loan losses and a reduction in loan balances.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off increased $665 to $1,238 in 2019 from $573 in 2018. Net charge-offs, as a percentage of average loans outstanding, equaled 0.14% in 2019 and 0.06% in 2018.

Allocation of the allowance for loan losses

The allocation of the allowance for loan losses compared to the percentage of loans by major loan category for the past five years is summarized as follows:

	2019		2018		2017		2016		2015
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$712	0.27%	$382	0.16%	$56	0.14%	$8	0.24%	$700	0.44%
Real Estate:
Construction
Commercial	218	0.32	78	0.54	76	1.04	140	0.96	8	1.15
Residential		0.27	28	0.30	92	0.37		0.61	7	0.74
Consumer

Total specific	930	0.86	488	1.00	224	1.55	148	1.81	715	2.33

Formula:
Commercial	1,241	13.66	780	13.60	1,150	14.52	621	12.26	598	10.80
Real Estate:
Construction	473	7.26	404	4.43	379	3.60	160	2.10	202	4.54
Commercial	2,897	53.18	3,220	55.17	2,887	54.00	1,970	50.97	2,219	48.99
Residential	1,820	24.06	1,258	24.46	1,248	24.80	789	31.36	606	32.23
Consumer	155	0.98	50	1.34	37	1.53	44	1.50	25	1.11

Total formula	6,586	99.14	5,712	99.00	5,701	98.45	3,584	98.19	3,650	97.67

Total allocated allowance	7,516	100.00%	6,200	100.00%	5,925	100.00%	3,732	100.00%	4,365	100.00%

Unallocated allowance			148		381

Total	$7,516		$6,348		$6,306		$3,732		$4,365

The allocated element of the allowance for loan losses account increased $1,316 to $7,516 at December 31, 2019, compared to $6,200 at December 31, 2018. The specific portion and formula portion of the allowance for loan losses increased from the end of 2018. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 increased $442 to $930 at December 31, 2019, from $488 at December 31, 2018. The formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $874 to $6,586 at December 31, 2019, from $5,712 at December 31, 2018. The increase in the specific portion of the allowance was the result the addition of a specific allowance related to one commercial real estate loan and one commercial loan offset partially by the charge-off of the allocation for two commercial loans. The increase in the formula portion was due to higher historical loss factors due to an increase in net charge-offs primarily associated with legacy purchased loans and changes in qualitative factors used to evaluate the portfolios. There was no unallocated reserve balance at December 31, 2019 and a $148 unallocated element at December 31, 2018. The unallocated balance is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process. One such limitation is the imprecision of accurately estimating the impact current economic conditions will have on historical loss rates. Variations in the magnitude of impact may cause estimated credit losses associated with the current portfolio to differ from historical loss experience, resulting in an allowance that is higher or lower than the anticipated level. Management establishes the unallocated element of the allowance by considering a number of environmental risks similar to those used to determine the qualitative factors. Management continually monitors trends in historical and qualitative factors, including trends in the volume, composition and credit quality within the portfolio. The reasonableness of the unallocated element is evaluated through monitoring trends in its level to determine if changes from period to period are directionally consistent with changes in the loan portfolio.

The coverage ratio, the allowance for loan losses account as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 150.4% at December 31, 2019 and 97.9% at December 31, 2018. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2019.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits decreased $64.1 million in 2019. Noninterest-bearing deposits decreased $15.2 million, and interest-bearing deposits decreased $48.9 million in 2019. Noninterest-bearing deposits represented 15.7% of total deposits, while interest-bearing deposits accounted for 84.3% of total deposits at December 31, 2019. Total deposits decreased $3.6 million, or 0.4%, in the first quarter, $21.3 million, or 2.1%, in the second quarter, $10.1 million, or 1.0%, in the third quarter and $29.1 million, or 3.0%, in the fourth quarter.

Interest-bearing transaction accounts, which include money market accounts, NOW accounts, and savings accounts, decreased $20.7 million in 2019. The decrease in interest-bearing transaction accounts during 2019 consisted of decreases of $11.8 million in money market accounts and $12.3 million in NOW accounts, offset by an increase of $3.3 million in savings accounts. Total time deposits decreased $28.1 million to $285.8 million at December 31, 2019 from $313.9 million at December 31, 2018. The decrease in deposits was primarily related to the decreased need to compete for deposits as a result of the decrease in loans in 2019.

The average amount of, and the rate paid on major classifications of deposits for the past three years are summarized as follows:

Deposit distribution

	2019		2018		2017
Year ended December 31	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing:
Money market accounts	$112,536	0.91%	$118,175	0.94%	$104,698	0.79%
NOW accounts	272,323	0.65	273,953	0.62	158,504	0.42
Savings accounts	133,087	0.14	148,441	0.08	114,731	0.14
Time deposits	300,103	1.70	316,418	1.34	171,834	1.07

Total interest-bearing	818,049	0.99%	856,987	0.84%	549,767	0.63%
Noninterest-bearing	156,925		159,751		94,906

Total deposits	$974,974		$1,016,738		$644,673

Total deposits averaged $975.0 million in 2019, decreasing $41.7 million, or 4.1%, compared to 2018. The decrease in average deposits was primarily attributable to a decreased need for funding due to a reduction in loan volume. Average noninterest-bearing deposits decreased $2.8 million, while average interest-bearing accounts declined $38.9 million. Average interest-bearing transaction deposits, including money market, NOW and savings accounts, decreased $22.6 million, and average total time deposits decreased $16.3 million comparing 2019 with 2018.

Our cost of interest-bearing deposits increased 15 basis points to 0.99% in 2019 from 0.84% in 2018. Specifically, the cost of interest-bearing transaction accounts increased four basis points to 0.58%, while the cost of time deposits increased 36 basis points to 1.70% comparing 2019 and 2018.

Volatile deposits, defined as time deposits $100 or more, averaged $110.4 million in 2019, a decrease of $5.5 million, or 4.7%, from $115.9 million in 2018. Our average cost of these funds increased 54 basis points to 1.73% in 2019 from 1.19% in 2018. This type of funding is considered to be volatile since it is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a reliable source of long-term liquidity.

Maturities of time deposits $100 or more for the past three years are summarized as follows:

Maturity distribution of time deposits $100 or more

December 31	2019	2018	2017
Within three months	$17,410	$9,044	$8,938
After three months but within six months	18,992	10,308	16,193
After six months but within twelve months	21,627	19,316	18,584
After twelve months	49,656	77,394	70,734

Total	$107,685	$116,062	$114,449

In addition to deposit gathering, we have in place secondary sources of liquidity to fund operations through exercising existing credit arrangements with the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”), Atlantic Community Bankers Bank and Pacific Coast Bankers Bank. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

The FOMC decreased its target federal funds rate by a total of 75 basis points in 2019. No action was taken at the December 2019 meeting as the FOMC indicated that risks and indicators are balanced. The FOMC has signaled that it may slow or delay its future monetary actions until the latter part of 2020. As a result, the timing and the magnitude of future monetary policy actions that will impact the current interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it are extremely critical to both bank management and regulators. The FFIEC, through its advisory guidance, reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the guidance, bank regulators believe the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The guidance states that the adequacy and effectiveness of an institution’s IRR management process, and the level of IRR exposure, are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices regarding IRR were suitable and adequate given the level of IRR exposure at December 31, 2019.

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

Interest rate sensitivity

December 31, 2019	Due within three months	Due after three months but within twelve months	Due after one year but within five years	Due after five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$38,510				$38,510
Investment securities	7,628	$23,080	$32,645	$27,894	91,247
Loans held for sale	81				81
Loans, net	251,848	137,356	405,069	57,836	852,109

Total rate-sensitive assets	$298,067	$160,436	$437,714	$85,730	$981,947

Rate-sensitive liabilities:
Money market accounts	$101,373				$101,373
NOW accounts	5,952	$17,856	$95,234	$154,756	273,798
Savings accounts	2,065	6,195	33,037	90,853	132,150
Time deposits	44,325	98,718	136,612	6,099	285,754
Long-term debt	6,971				6,971

Total rate-sensitive liabilities	$160,686	$122,769	$264,883	$251,708	$800,046

Rate-sensitivity gap:
Period	$137,381	$37,667	$172,831	$(165,978)
Cumulative	$137,381	$175,048	$347,879	$181,901	$181,901
RSA/RSL ratio:
Period	1.85	1.31	1.65	0.34
Cumulative	1.85	1.62	1.63	1.23	1.23

At December 31, 2019, we had cumulative one-year RSA/RSL ratios of 1.62. As previously mentioned, this positive gap position indicated that if interest rates increase, our earnings would likely be favorably impacted. Given the current balanced economic conditions, the focus of Riverview’s ALCO committee has been to maintain a positive gap position to safeguard future earnings from the potential risk of rising rates. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given an immediate parallel shift in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2020, would increase 3.08% from model results using current interest rates.

We will continue to monitor our IRR position in 2020 and employ deposit and loan pricing strategies, as well as directing the reinvestment of loan and investment cash flow to maintain a favorable IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2019, our maximum borrowing capacity with the FHLB-Pgh was $433.3 million, of which $32.7 million was utilized to issue letters of credit to collateralize public funds. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

Based on our liquidity position at December 31, 2019, we do not anticipate the need to have a material reliance on any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2019. At December 31, 2019, our noncore funds consisted of time deposits in denominations of $250 or more, short-term borrowings and long-term debt. Large denomination time deposits are not considered to be a strong source of liquidity since they are interest rate sensitive and are considered to be highly volatile. At December 31, 2019, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was (1.03%). Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 1.89%. Comparatively, our ratios equaled 0.65% and 1.73% at the end of 2018, which indicated a low reliance on noncore funds. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents decreased $3,468 for the year ended December 31, 2019, whereas, for the year ended December 31, 2018, cash and cash equivalents increased $28,030. During 2019, cash provided used in financing activities exceeded cash provided by operating and investing activities.

Operating activities provided net cash of $5,256 in 2019 and $11,755 in 2018. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, mortgage loans originated for sale, bank owned life insurance investment income and the provision for loan losses, is the primary source of funds from operations.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash provided by investing activities totaled $57,746 in 2019 and $52,676 in 2018. Net cash provided by lending activities was $42,901 in 2019, and $66,698 in 2018. Activities related to our investment portfolio provided net cash of $15,482 in 2019 and used net cash of $13,312 in 2018.

Net cash used by financing activities equaled $66,470 in 2019 and $36,401 in 2018. Deposit gathering, which is our predominant financing activity, decreased $64,113 in 2019 and $21,887 in 2018. In addition, no cash was used to pay down short- and long-term borrowings in 2019 as compared with cash of $12,341 used in 2018.

We anticipate our liquidity position to be stable in 2020. We are expecting positive loan demand throughout 2020 and anticipate funding this demand through deposit growth, payments and prepayments on loans and investments and advances from the FHLB-Pgh. If economic conditions were to weaken it may result in increased interest in bank deposits, as consumers continue to save rather than spend. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we believe we will have the means to provide adequate cash to fund normal operations in 2020.

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

Risk-based capital rules became effective January 1, 2015 requiring us to maintain a “capital conservation buffer” of 250 basis points in excess of the “minimum capital ratio.” The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer was phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. The phased in minimum ratios for 2019 include a common equity Tier 1 to risk-weighted assets ratio of 7.0%, Tier 1 capital to risk-weighted assets ratio of 8.5% and a Total capital to risk-weighted assets ratio of 10.5%. For a further discussion of the incorporation of the revised regulatory requirements into the prompt corrective action framework, refer to the section entitled, “Supervision and Regulatory – Risk-Based Capital Requirements,” in Part I of this Annual Report.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of depositors’ accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. The Bank’s Tier I and total risk-based capital ratios are strong and have consistently exceeded the well capitalized regulatory capital ratios of 8.0% and 10.0% required for well capitalized institutions. The Bank’s ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 11.5% at December 31, 2019, and 10.7% at December 31, 2018. The total risk-based capital ratio was 12.4% at December 31, 2019 and 11.4% at December 31, 2018. In addition, the Bank is required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio in order to be considered well capitalized of 6.5%. The Bank’s common equity Tier I capital to risk-weighted assets ratio was 11.5% at December 31, 2019 and 10.7% at December 31, 2018. The Bank’s Leverage ratio, which equaled 9.1% at December 31, 2019, and 8.4% at December 31, 2018, exceeded the minimum of 5.0% for well capitalized adequacy purposes. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at December 31, 2019 and 2018. There are no conditions or negative events since this notification that we believe have changed the Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

Stockholders’ equity was $118.1 million, or $12.81 per share, at December 31, 2019, and $113.9 million, or $12.49 per share, at December 31, 2018. Stockholders’ equity increased primarily due to a reduction in accumulated other comprehensive loss and the retention of earnings during 2019. Average stockholders’ equity to average total assets equaled 10.41% in 2019 and 9.61% in 2018. We declared dividends of $0.35 per share in 2019 and $0.30 in 2018. The dividend payout ratio, dividends declared as a percent of net income, equaled 74.9% in 2019 and 25.2% in 2018.

Review of Financial Performance:

For the year ended December 31, 2019, Riverview reported net income of $4.3 million, or $0.47 per basic and diluted weighted average common share, compared to a net income of $10.9 million, or $1.19 per basic and diluted weighted average common share, for the year-ended December 31, 2018. Return on average assets and return on average equity were 0.38% and 3.69% for the year ended December 31, 2019 and 0.94% and 9.81% for the year ended December 31, 2018.

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

Net interest income changes due to rate and volume

	2019 vs 2018 Increase (decrease) attributable to			2018 vs 2017 Increase (decrease) attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$(2,866)	$(265)	$(2,601)	$21,259	$4,774	$16,485
Tax-exempt	62	60	2	268	(183)	451
Investments:
Taxable	459	73	386	118	(181)	299
Tax-exempt	(152)	99	(251)	60	(124)	184
Interest-bearing deposits	191	108	83	454	150	304
Federal funds sold	(20)		(20)	8	9	(1)

Total interest income	(2,326)	75	(2,401)	22,167	4,445	17,722

Interest expense:
Money market accounts	(89)	(35)	(54)	282	168	114
NOW accounts	74	84	(10)	1,049	415	634
Savings accounts	76	88	(12)	(50)	(86)	36
Time deposits	836	1,069	(233)	2,419	558	1,861
Short-term borrowings	(30)		(30)	(200)	65	(265)
Long-term debt	(232)	174	(406)	345	248	97

Total interest expense	635	1,380	(745)	3,845	1,368	2,477

Net interest income	$(2,961)	$(1,305)	$(1,656)	$18,322	$3,077	$15,245

For the years ended December 31, tax-equivalent net interest income was $41,260 in 2019 and $44,221 in 2018. The decrease in net interest income was a result of both unfavorable volume and rate variances caused primarily by reductions in loan volumes and an increase in the cost of funds. Tax-equivalent interest income decreased $2,326 and interest expense increased $635, resulting in a decrease in tax-equivalent net interest income of $2,961.

We experienced an unfavorable volume variance primarily caused by a decline in average loan volumes. Average loans, net decreased $49.2 million, which caused tax-equivalent loan interest income to decrease $2,599. Average investments increased $5.6 million, resulting in an increase in interest income of $135. Average interest-earning deposits in other banks increased $4.2 million, resulting in an increase in interest income of $83, while average federal funds sold decreased $20.0 million causing interest income to decrease $20. Average interest-bearing liabilities declined $46.7 million to $825.0 million in 2019 from $871.7 million in 2018. Average interest-bearing transaction accounts, including money market, NOW and savings accounts declined $22.6 million and caused a $76 decrease in interest expense. Time deposits averaged $16.3 million less in 2019 creating an additional reduction of $233. There were no short-term borrowings in 2019, which had the impact of less interest expense by $30, while long-term debt averaged $6 million less and decreased interest expense by $406 comparing 2019 and 2018.

In addition, an unfavorable rate variance caused net interest income to decline $1,305. The rate variance was caused primarily by an increase of 13 basis points in fund costs to 1.04% in 2019 from 0.91% in 2018. The increase in the fund costs accounted for a $1,380 increase in interest expense in 2019. We experienced increases in the rates paid on all major categories of interest-bearing deposits with the exception of money market accounts. Specifically, the cost of money market accounts decreased three basis points resulting in a reduction in interest expense of $35 comparing 2019 and 2018. The cost of NOW accounts increased three basis points and caused interest expense to increase $84. Savings account costs increased six basis points resulting in an $88 increase in interest expense. With regard to time deposits, the average rate paid for time deposits increased 36 basis points resulting in a $1,069 increase in interest expense. Long-term debt costs increased to 7.41% in 2019 compared to 5.78% in 2018, which resulted in an increase in interest expense of $174.

The average balances of assets and liabilities, corresponding interest income and expense, and resulting average yields or rates paid are summarized as follows. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis using the prevailing federal statutory tax rates in 2019 and 2018.

Summary of net interest income

	2019			2018
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Earning assets:
Loans:
Taxable	$843,080	$44,867	5.32%	$892,331	$47,733	5.35%
Tax-exempt	36,191	1,239	3.42	36,120	1,177	3.26
Investments:
Taxable	92,980	2,735	2.94	79,731	2,276	2.85
Tax-exempt	6,968	253	3.63	14,519	405	2.79
Interest-bearing deposits	35,473	766	2.16	31,307	575	1.84
Federal funds sold				1,285	20	1.56

Total earning assets	1,014,692	49,860	4.91%	1,055,293	52,186	4.95%
Less: allowance for loan losses	6,759			6,436
Other assets	106,450			104,019

Total assets	$1,114,383			$1,152,876

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$112,536	1,024	0.91%	$118,175	1,113	0.94%
NOW accounts	272,323	1,783	0.65	273,953	1,709	0.62
Savings accounts	133,087	191	0.14	148,441	115	0.08
Time deposits	300,103	5,088	1.70	316,418	4,252	1.34
Short-term borrowings				1,799	30	1.67
Long-term debt	6,932	514	7.41	12,912	746	5.78

Total interest-bearing liabilities	824,981	8,600	1.04%	871,698	7,965	0.91%
Noninterest-bearing deposits	156,925			159,751
Other liabilities	16,423			10,692
Stockholders’ equity	116,054			110,735

Total liabilities and stockholders’ equity	$1,114,383			$1,152,876

Net interest income/spread		$41,260	3.87%		$44,221	4.04%

Net interest margin			4.07%			4.19%
Tax-equivalent adjustments:
Loans		$260			$247
Investments		53			85

Total adjustments		$313			$332

	2017
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Earning assets:
Loans:
Taxable	$574,116	$26,474	4.61%
Tax-exempt	22,973	909	3.96
Investments:
Taxable	69,707	2,158	3.10
Tax-exempt	8,670	345	3.98
Interest-bearing deposits	11,901	121	1.02
Federal funds sold	1,367	12	0.88

Total earning assets	688,734	30,019	4.36%
Less: allowance for loan losses	4,704
Other assets	67,897

Total assets	$751,927

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$104,698	831	0.79%
NOW accounts	158,504	660	0.42
Savings accounts	114,731	165	0.14
Time deposits	171,834	1,833	1.07
Short-term borrowings	19,106	230	1.20
Long-term debt	10,669	401	3.76

Total interest-bearing liabilities	579,542	4,120	0.71%
Noninterest-bearing deposits	94,906
Other liabilities	7,003
Stockholders’ equity	70,476

Total liabilities and stockholders’ equity	$751,927

Net interest income/spread		$25,899	3.65%

Net interest margin			3.76%
Tax-equivalent adjustments:
Loans		$309
Investments		117

Total adjustments		$426

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Loan fees are included in interest income on loans.

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We made monthly provisions to the allowance totaling $2,406 in 2019 and $615 in 2018. The primary causes for the increase were higher historical loss factors due to an increase in net charge-offs primarily associated with legacy purchased loans. Based on our most recent evaluation at December 31, 2019, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Noninterest income decreased $366 or 4.1%, to $8,514 in 2019 from $8,880 in 2018. The primary reason for the decrease was a result of a reduction in service charges, fees and commissions from lower recognition levels of one-time fees. Service charges, fees and commissions decreased $511 to $5,186 in 2019 from $5,697 in 2018. Wealth management income increased $129 and commissions and fees on fiduciary activities increased $165 comparing 2019 and 2018 as a result of the expansion of clients serviced in those areas. Mortgage banking income decreased $74 to $567 as a result of a lower amount of loans originated for sale in 2019. Bank owned life insurance decreased $13 to $763 in 2019. In 2019 there was a net loss of $22 on sale of investment securities as compared to a net gain of $40 in 2018.

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

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense

Year ended December 31	2019	2018	2017
Salaries and employee benefits expense:
Salaries and payroll taxes	$20,218	$18,759	$13,313
Employee benefits	3,627	3,305	1,883

Salaries and employee benefits expense	23,845	22,064	15,196

Occupancy and equipment expenses:
Occupancy expense	2,727	2,472	1,849
Equipment expense	1,630	1,681	1,422

Occupancy and equipment expenses	4,357	4,153	3,271

Other expenses:
Amortization of intangible assets	773	867	538
Net cost of operating other real estate	67	48	172
Advertising	812	647	456
Professional fees	1,406	892	1,503
FDIC insurance and assessments	259	609	443
Telecommunications and processing fees	5,039	4,436	1,884
Director fees	610	685	705
Bank shares tax	759	736	372
Stationary and supplies	430	497	344
Other	3,711	3,291	3,676

Other expenses	13,866	12,708	10,093

Total noninterest expense	$42,068	$38,925	$28,560

Noninterest expense was $42,068 for the year ended December 31, 2019 compared to $38,925 for the year ended December 31, 2018. There were no merger related expenses included in noninterest expense in 2019 as compared with $553 included in 2018.

Salaries and employee benefits expense constitute the majority of our noninterest expenses, accounting for 56.7% of total noninterest expense. Salaries and employee benefits expense increased $1,781, or 8.1%, to $23,845 in 2019 from $22,064 in 2018. Salaries and payroll taxes increased $1,459 while employee benefits expense increased $322. The increase in salaries and payroll taxes was a result of recognizing $2,912 in nonrecurring expenses from the execution of an executive separation agreement and retirement and severance accruals in 2019.

Occupancy and equipment expense increased $204, or 4.9%, to $4,357 in 2019 from $4,153 in 2018. Specifically, building-related costs increased $255, while equipment-related costs decreased $51. Additions to leased facilities for newly opened community banking offices along with offices to support the lending teams were primarily responsible for the increase in occupancy costs. Expenses related to branch closures in line with the implementation of our branch repositioning strategy and disposals of obsolete equipment also impacted the increase in occupancy expense.

Other expenses increased $1,158, or 9.1%, to $13,866 in 2019 from $12,708 in 2018. Increases in other expenses were related to the elimination of duplicative processes and other expenses designed to foster efficiency within the Company.

Income Taxes:

Our income tax expense was $701 in 2019 compared to $2,371 in 2018. The level of income tax expense is primarily related to the amount of taxable income generated. The Company’s tax expense was also influenced by tax-exempt income on loans and investments and bank owned life insurance investment income, which allowed us to mitigate our tax burden.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Riverview Financial Corporation

Harrisburg, Pennsylvania

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Riverview Financial Corporation (the “Company”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2019.

Washington, D.C.

March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Riverview Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Riverview Financial Corporation (the “Company”) as of December 31, 2018, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor from 2016 to 2019.

Gaithersburg, Maryland

March 14, 2019

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

December 31	2019	2018
Assets:
Cash and due from banks	$11,838	$16,708
Interest-bearing deposits in other banks	38,510	37,108
Investment securities available-for-sale	91,247	104,677
Loans held for sale	81	637
Loans, net	852,109	893,184
Less: allowance for loan losses	7,516	6,348

Net loans	844,593	886,836
Premises and equipment, net	17,852	18,208
Accrued interest receivable	2,414	3,010
Goodwill	24,754	24,754
Intangible assets	2,736	3,509
Other assets	45,929	42,156

Total assets	$1,079,954	$1,137,603

Liabilities:
Deposits:
Noninterest-bearing	$147,405	$162,574
Interest-bearing	793,075	842,019

Total deposits	940,480	1,004,593
Short-term borrowings
Long-term debt	6,971	6,892
Accrued interest payable	435	484
Other liabilities	13,958	11,724

Total liabilities	961,844	1,023,693

Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares, issued and outstanding: 2019; 9,216,616 shares; 2018; 9,121,555 shares	102,206	101,134
Capital surplus	112	332
Retained earnings	16,140	15,063
Accumulated other comprehensive loss	(348)	(2,619)

Total stockholders’ equity	118,110	113,910

Total liabilities and stockholders’ equity	$1,079,954	$1,137,603

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$44,867	$47,733
Tax-exempt	979	930
Interest on investment securities:
Taxable	2,735	2,276
Tax-exempt	200	320
Interest on interest-bearing deposits in other banks	766	575
Interest on federal funds sold		20

Total interest income	49,547	51,854

Interest expense:
Interest on deposits	8,086	7,189
Interest on short-term borrowings		30
Interest on long-term debt	514	746

Total interest expense	8,600	7,965

Net interest income	40,947	43,889
Provision for loan losses	2,406	615

Net interest income after provision for loan losses	38,541	43,274

Noninterest income:
Service charges, fees and commissions	5,186	5,697
Commission and fees on fiduciary activities	1,080	915
Wealth management income	940	811
Mortgage banking income	567	641
Bank owned life insurance investment income	763	776
Net gain (loss) on sale of investment securities available-for-sale	(22)	40

Total noninterest income	8,514	8,880

Noninterest expense:
Salaries and employee benefits expense	23,845	22,064
Net occupancy and equipment expense	4,357	4,153
Amortization of intangible assets	773	867
Net cost of operating other real estate	67	48
Other expenses	13,026	11,793

Total noninterest expense	42,068	38,925

Income before income taxes	4,987	13,229
Income tax expense	701	2,371

Net income	4,286	10,858

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	2,837	(1,012)
Reclassification adjustment for net (gain) loss on sales included in net income	22	(40)
Change in pension liability	16	(265)
Income tax expense (benefit) related to other comprehensive income (loss)	604	(277)

Other comprehensive income (loss), net of income taxes	2,271	(1,040)

Comprehensive income	$6,557	$9,818

Per share data:
Net income:
Basic	$0.47	$1.19
Diluted	$0.47	$1.19
Average common shares outstanding:
Basic	9,167,415	9,096,142
Diluted	9,181,752	9,148,297
Dividends declared	$0.35	$0.30

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

For the two years ended December 31,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2019	$101,134	$332	$15,063	$(2,619)	$113,910
Net income			4,286		4,286
Other comprehensive income, net of income taxes				2,271	2,271
Compensation cost of option grants
Issuance under ESPP, 401k and Dividend Reinvestment plans: 57,356 shares	644				644
Exercise of stock options: 22,776 shares	241	(33)			208
Issuance of restricted stock awards: 14,929 shares	187	(187)
Dividends declared, $0.35 per share			(3,209)		(3,209)

Balance, December 31, 2019	$102,206	$112	$16,140	$(348)	$118,110

Balance, January 1, 2018	$100,476	$423	$6,936	$(1,579)	$106,256
Net income			10,858		10,858
Other comprehensive loss, net of income taxes				(1,040)	(1,040)
Compensation cost of option grants		9			9
Issuance under ESPP, 401k and Dividend Reinvestment plans: 40,791 shares	517				517
Exercise of stock options: 11,401 shares	141	(100)			41
Dividends declared, $0.30 per shares			(2,731)		(2,731)

Balance, December 31, 2018	$101,134	$332	$15,063	$(2,619)	$113,910

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31	2019	2018
Cash flows from operating activities:
Net income	$4,286	$10,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,248	1,219
Provision for loan losses	2,406	615
Stock based compensation		9
Net amortization of investment securities available-for-sale	785	824
Net cost of operation of other real estate owned	67	48
Net loss (gain) on sale of investment securities available-for-sale	22	(40)
Amortization of purchase adjustment on loans	(3,245)	(5,191)
Amortization of intangible assets	773	867
Amortization of assumed discount on long-term debt	79
Deferred income taxes	1,009	2,340
Proceeds from sale of loans originated for sale	17,032	23,967
Net gain on sale of loans originated for sale	(567)	(641)
Loans originated for sale	(15,909)	(23,709)
Bank owned life insurance investment income	(763)	(776)
Net change in:
Accrued interest receivable	596	227
Other assets	(856)	568
Accrued interest payable	(49)	16
Other liabilities	(1,658)	554

Net cash provided by operating activities	5,256	11,755

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(32,058)	(30,981)
Proceeds from repayments	17,308	12,844
Proceeds from sales	30,232	4,825
Proceeds from the sale of other real estate owned	753	174
Net decrease in restricted equity securities	64	252
Net decrease in loans	42,901	66,698
Purchases of premises and equipment	(1,545)	(1,115)
Proceeds from sale of equipment	113
Purchase of bank owned life insurance	(22)	(21)

Net cash provided by investing activities	57,746	52,676

Cash flows from financing activities:
Net decrease in deposits	(64,113)	(21,887)
Net decrease in short-term borrowings		(6,000)
Repayment of long-term debt		(6,341)
Proceeds from long-term debt
Issuance under DRP, 401k and ESPP plans	644	517
Issuance of common stock
Proceeds from exercise of options	208	41
Cash dividends paid	(3,209)	(2,731)

Net cash used in financing activities	(66,470)	(36,401)

Net increase (decrease) in cash and cash equivalents	(3,468)	28,030
Cash and cash equivalents—beginning	53,816	25,786

Cash and cash equivalents—ending	$50,348	$53,816

Supplemental disclosures:
Cash paid during the period for:
Interest	$8,649	$7,949
Federal income taxes		$300
Lease liabilities arising from obtaining right-of-use assets	$3,892
Noncash items from investing activities:
Other real estate acquired in settlement of loans	$181	$707
Noncash items from investing and operating activities:
Noncash transfer of owned properties available-for-sale	$540

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

Riverview Bank, with 27 full service offices and three limited purpose offices, is a full-service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small to medium sized businesses in the Pennsylvania market areas of Berks, Blair, Bucks, Centre, Clearfield, Cumberland, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Perry, Schuylkill and Somerset Counties.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Investment securities:

Investment securities are classified and accounted for as either held-to-maturity, available-for-sale, or trading account securities based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held-to maturity when management has the positive intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available-for-sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders’ equity. Estimated fair values for investment securities are based on market prices from a national pricing service. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized, and discounts are accreted using the interest method over the contractual lives of investment securities. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Trading account securities are carried at market value. Interest on trading account securities is included in interest income. Profits or losses on trading account securities are included in noninterest income. All of the Company’s investment securities were classified as available-for-sale in 2019 and 2018. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

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

The loan portfolio is segmented into business, construction and retail loans. Business loans consist of commercial and commercial real estate loans. Construction loans consist of both commercial and residential loans. Retail loans consist of residential real estate and other consumer loans.

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

Leases:

On January 1, 2019, the Company adopted ASU 2016-02, “Leases”. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch and back office operations. The Company’s branch locations operating under lease agreements have all been designated as operating leases. In addition, the Company leases certain equipment under operating leases. The Company does not have leases designated as finance leases.

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

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses as of December 31, 2019.

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

Goodwill and other intangible assets are tested for impairment annually during the fourth quarter of each year or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the two-years ended December 31, 2019 and 2018.

Restricted equity securities:

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”),and Atlantic Community Bankers Bank (“ACBB”). the Company is required to purchase and hold stock in these entities to satisfy membership and borrowing requirements. This stock is restricted in that it can only be redeemed by these entities or to another member institution and all redemptions of stock must be at par. As a result of these restrictions, restricted equity stock is unlike other investment securities as there is no trading market in it and the transfer price is determined by the FHLB-Pgh and ACBB membership rules and not by market participants. Therefore, it is accounted for at historical cost and evaluated for impairment. The carrying value of restricted stock is included in other assets.

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

In conjunction with the mergers, the loans purchased were recorded at their acquisition date fair value. In order to record the loans at fair value, management made three different types of fair value adjustments. A market rate adjustment was made to adjust for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at December 31, 2019 and December 31, 2018.

Loss contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2019 and 2018 was $812 and $647, respectively.

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

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the two-year period ended December 31, 2019.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2016.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at December 31, 2019 and 2018 are as follows:

December 31	2019	2018
Net unrealized gain (loss) on investment securities available-for-sale	$676	$(2,183)
Income tax expense (benefit)	142	(458)

Net of income taxes	534	(1,725)

Benefit plan adjustments	(1,117)	(1,132)
Income tax expense (benefit)	(235)	(238)

Net of income taxes	(882)	(894)

Accumulated other comprehensive loss	$(348)	$(2,619)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2019 and 2018 are as follows:

Year ended December 31	2019	2018
Unrealized gain (loss) on investment securities available-for-sale	$2,837	$(1,012)

Net (gain) loss on the sale of investment securities available-for-sale(1)	22	(40)

Benefit plans:
Amortization of actuarial loss (gain)(2)	104	81
Actuarial (loss) gain	(88)	(346)

Net change in benefit plan liabilities	16	(265)

Other comprehensive income (loss) gain before taxes	2,875	(1,317)
Income tax expense (benefit)	604	(277)

Other comprehensive income (loss)	$2,271	$(1,040)

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)

Represents amounts reclassified out of accumulated comprehensive income and included in the computation of net periodic pension expense. Refer to Note 15 included in these consolidated financial statements.

Earnings per share:

Basic earnings per share is computed by dividing net income allocated to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2019 and 2018:

For the Year Ended December 31	2019	2018
Numerator:
Net income	$4,286	$10,858

Denominator:
Basic	9,167,415	9,096,142
Dilutive options	14,337	52,155

Diluted	9,181,752	9,148,297

Earnings per share:
Basic	$0.47	$1.19
Diluted	$0.47	$1.19

Common stock equivalents outstanding that are anti-dilutive and thus excluded from the calculation of the diluted number of shares represented above were 23,700 in 2019 and 43,350 in 2018.

Stock-based compensation:

The Company recognizes all share-based payments to employees in the consolidated statement of operations based on their grant date fair values. The fair value of such equity instruments is recognized as an expense in the historical consolidated financial statements as services are performed. The Company uses the Black-Scholes model to estimate the fair value of stock options on the date of grant. The Black-Scholes model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company typically grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The fair value of restricted stock is equivalent to the fair value on the date of grant and is expensed over the vesting period.

Accounting Standards Adopted in 2019

In February 2016, the FASB issued an update ASU No. 2016-02, “Leases”, which requires lessees to record most leases on their balance sheet and recognize leasing expenses in the income statement. Operating leases, except for short-term leases that are subject to an accounting policy election, will be recorded on the balance sheet for lessees by establishing a lease liability and corresponding right-of-use asset. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The guidance in this ASU became effective January 1, 2019 at which time the Company recorded on the Consolidated Balance Sheet a right-of-use asset and lease liability of $3,719. In March 2019, the FASB issued ASU No. 2019-01, which provided guidance improvements in determining fair value of underlying asset by lessors that are not manufacturers or dealers, presentation of the statement of cash flows for sales-type and direct financing leases, and transition disclosures. For further detail, see Note 9 – Leases.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Topic 310), Premium Amortization on Purchased Callable Debt Securities”. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU No. 2017-08 on January 1, 2019 did not have a material effect on our consolidated financial statements.

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU No. 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU No. 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. In November 2018, the FASB issued ASU No. 2018-19—Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In May 2019, the FASB issued ASU No. 2019-05 “Financial Instruments-Credit Losses (Topic 326)-Targeted Transition Relief” which amends ASU No. 2016-13 to allow companies to irrevocably elect, upon adoption of ASU No, 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. In November, 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which provides specific improvements and clarifications to the guidance in Topic 326. Addresses expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, financial assets secured by collateral maintenance provisions, and conforming cross-references to Subtopic 805-20. In December 2018, the federal bank regulatory agencies approved a final rule that modifies their regulatory capital rules and provides institutions the option to phase in over a three-year period any day-one regulatory capital effects of the new accounting standard. The Company has formed an internal management committee and engaged a third party vendor to assist with the transition to the guidance set forth in this update. The committee is currently evaluating the impact of this update on the Company’s Consolidated Financial Statements, but the ALLL is expected to increase upon adoption since the allowance will be required to cover the full expected life of the portfolio. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the loan and lease portfolio at the time of adoption. Management is currently evaluating the preliminary modeling results, including a qualitative framework to account for the drivers of credit losses that are not captured by the quantitative model. In October 2019, the FASB affirmed its previously proposed amendment to delay the effective date for small reporting public companies to interim and annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company currently expects as of January 1, 2023 to recognize a one-time cumulative effect adjustment to increase the ALLL with an offsetting reduction to the retained earnings component of equity.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update improve the effectiveness of fair value measurement disclosures by modifying the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The ASU is effective for all entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)—Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. Subtopic 715-20 addresses the disclosure of other accounting and reporting requirements related to single-employer defined benefit pension or other postretirement benefit plans. The amendments in this Update remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the Board’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments in this Update apply to all employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for all entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Common examples of hosting arrangements include software as a service, platform or infrastructure as a service and other similar types of hosting arrangements. While capitalized costs related to internal-use software is generally considered an intangible asset, costs incurred to implement a cloud computing arrangement that is a service contract would typically be characterized in the company’s financial statements in the same manner as other service costs (e.g., prepaid expense). The new guidance provides that an entity would be required to amortize capitalized implementation costs over the term of the hosting arrangement on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from access to the hosted software. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with earlier adoption permitted in any annual or interim period for which financial statements have not yet been issued or made available for issuance. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The guidance contains various improvements to ASU No. 2016-01, including scope, fair value measurement alternative, held-to-maturity debt securities fair value disclosures, and remeasurement of equity securities at historical exchange rates. This guidance also contains clarification and improvements to ASU No. 2016-13 and ASU No. 2017-12, which are included as clarifying standards. The updated guidance is effective fiscal years beginning after December 15, 2019. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes”, an update to simplify the accounting for income taxes by removing certain exceptions in Topic 740 Income Taxes. In addition, ASU No. 2019-12 improves consistent application of other areas of guidance within Topic 740 by clarifying and amending existing guidance. The new guidance is effective fiscal years beginning after December 15, 2020. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

2. Cash and due from banks:

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank. There was no required reserve at December 31, 2019 and December 31, 2018. In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services. The Bank maintains balances with correspondent banks that may exceed federal insured limits, which management considers to be a normal business risk.

3. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at December 31, 2019 and 2018 are summarized as follows:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$24,365	$466	$7	$24,824
Tax-exempt	4,260	73		4,333
Mortgage-backed securities:
U.S. Government agencies	36,024	294	184	36,134
U.S. Government-sponsored enterprises	22,422	265	42	22,645
Corporate debt obligations	3,500		189	3,311

Total	$90,571	$1,098	$422	$91,247

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$34,025	$145	$892	$33,278
Tax-exempt	12,970	2	196	12,776
Mortgage-backed securities:
U.S. Government agencies	23,715	61	106	23,670
U.S. Government-sponsored enterprises	26,635	11	451	26,195
Corporate debt obligations	9,515		757	8,758

Total	$106,860	$219	$2,402	$104,677

The Company had a net unrealized gain of $534, net of deferred income taxes of $142 at December 31, 2019, and a net unrealized loss of $1,725, net of deferred income taxes of $458 at December 31, 2018. Proceeds from the sale of investment securities available-for-sale amounted to $30,232 in 2019. Gross gains of $321 and gross losses of $343 were realized from the sale of securities in 2019. Income tax benefits applicable to net realized losses amounted to $5 in 2019. In 2018, proceeds from the sale of investment securities available-for-sale amounted to $4,825, with gross gains of $40 and no gross losses realized from sales.

The maturity distribution of the fair value, which is the net carrying amount of the debt securities classified as available-for-sale at December 31, 2019, is summarized as follows:

December 31, 2019	Fair Value
Within one year	$1,114
After one but within five years	1,192
After five but within ten years	12,686
After ten years	17,476

32,468
Mortgage-backed securities	58,779

Total	$91,247

Securities with a carrying value of $63,389 and $71,797 at December 31, 2019 and 2018, respectively, were pledged to secure public deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2019 and December 31, 2018, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at December 31, 2019 and 2018, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More				Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	$1.280	$7	$		$		$1,280	$7
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies	15,799	184					15,799	184
U.S. Government-sponsored enterprises				3,245		42	3,245	42
Corporate debt obligations				3,311		189	3,311	189

Total	$17,079	$191		$6,556		$231	$23,635	$422

	Less Than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$2,300	$4	$22,943	$888	$25,243	$892
Tax-exempt	1,950	32	9,556	164	11,506	196
Mortgage-backed securities:
U.S. Government agencies	7,862	66	1,216	40	9,078	106
U.S. Government-sponsored enterprises	18,110	163	7,133	288	25,243	451
Corporate debt obligations			8,758	757	8,758	757

Total	$30,222	$265	$49,606	$2,137	$79,828	$2,402

The Company had 22 investment securities, consisting of two taxable state and municipal obligations, 19 mortgage-backed securities and one corporate obligation that were in unrealized loss positions at December 31, 2019. Of these securities, four mortgage-backed securities and one corporate obligation were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities as a result of changes in interest rates to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider any of the unrealized losses to be OTTI at December 31, 2019.

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

4. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2019 and 2018 are summarized as follows. Net deferred loan costs were $1,129 and $1,026 at December 31, 2019 and 2018, respectively.

December 31	2019	2018
Commercial	$118,658	$122,919
Real estate:
Construction	61,831	39,556
Commercial	455,901	497,597
Residential	207,354	221,115
Consumer	8,365	11,997

Total	$852,109	$893,184

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $9,518 and $9,555 at December 31, 2019 and 2018, respectively. Advances and repayments during 2019, totaled $1,594 and $1,631, respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured or considered a potential credit risk at December 31, 2019 and 2018.

At December 31, 2019, the majority of the Company’s loans were at least partially secured by real estate located in Central and Southwestern Pennsylvania. Therefore, a primary concentration of credit risk is directly related to the real estate market in these areas. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the years ended December 31, 2019 and 2018 are summarized as follows:

		Real Estate
December 31, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance January 1, 2019	$1,162	$404	$3,298	$1,286	$50		$148	$6,348
Charge-offs	(1,128)		(254)	(26)	(476)			(1,884)
Recoveries	484		6	7	149			646
Provisions	1,435	69	65	553	432		(148)	2,406

Ending balance	$1,953	$473	$3,115	$1,820	$155	$		$7,516

		Real Estate
December 31, 2018	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2018	$1,206	$379	$2,963	$1,340	$37	$381	$6,306
Charge-offs	(206)			(104)	(437)		(747)
Recoveries	11		6	31	126		174
Provisions	151	25	329	19	324	(233)	615

Ending balance	$1,162	$404	$3,298	$1,286	$50	$148	$6,348

The allocation of the allowance for loan losses and the related loans by major classifications of loans at December 31, 2019 and December 31, 2018 is summarized as follows:

			Real Estate
December 31, 2019	Commercial		Construction		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$1,953		$473		$3,115		$1,820		$155	$		$7,516

Ending balance: individually evaluated for impairment		712				218							930

Ending balance: collectively evaluated for impairment		1,241		473		2,897		1,820		155			6,586

Ending balance: purchased credit impaired loans	$		$		$		$		$		$	$

Loans receivable:
Ending balance		$118,658		$61,831		$455,901		$207,354		$8,365	$		$852,109

Ending balance: individually evaluated for impairment		2,260				1,224		2,085					5,569

Ending balance: collectively evaluated for impairment		116,390		61,831		453,156		205,026		8,365			844,768

Ending balance: purchased credit impaired loans		$8	$			$1,521		$243	$		$		$1,772

			Real Estate
December 31, 2018	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,162		$404		$3,298		$1,286		$50		$148		$6,348

Ending balance: individually evaluated for impairment		382				78		28						488

Ending balance: collectively evaluated for impairment		780		404		3,220		1,258		50		148		5,860

Ending balance: purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$122,919		$39,556		$497,597		$221,115		$11,997	$			$893,184

Ending balance: individually evaluated for impairment		1,249				1,643		2,146						5,038

Ending balance: collectively evaluated for impairment		121,521		39,556		492,779		218,468		11,997				884,321

Ending balance: purchased credit impaired loans		$149	$			$3,175		$501	$		$			$3,825

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2019 and 2018:

December 31, 2019:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$109,190	$5,992	$3,476	$	$118,658
Real estate:
Construction	61,678	153			61,831
Commercial	430,771	9,271	15,859		455,901
Residential	203,381	1,437	2,536		207,354
Consumer	8,365				8,365

Total	$813,385	$16,853	$21,871	$	$852,109

December 31, 2018:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$109,609	$9,123	$4,187	$	$122,919
Real estate:
Construction	39,265		291		39,556
Commercial	471,364	13,106	13,127		497,597
Residential	216,218	2,126	2,771		221,115
Consumer	11,997				11,997

Total	$848,453	$24,355	$20,376	$	$893,184

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2019 and 2018. Purchased credit impaired loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
December 31, 2019	30-59 Days Past Due	60-89 Days Past Due		90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$137	$		$		$137	$117,354	$1,159	$118,650
Real estate:
Construction	9					9	61,822		61,831
Commercial	147					147	453,774	459	454,380
Residential	3,402		820		18	4,240	202,202	669	207,111
Consumer	84		14		27	125	8,240		8,365

Total	$3,779		$834		$45	$4,658	$843,392	$2,287	$850,337

Purchased credit impaired loans									1,772

Total Loans									$852,109

	Accrual Loans
December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$69	$128	$82	$279	$121,350	$1,141	$122,770
Real estate:
Construction	11	655	247	913	38,643		39,556
Commercial	467	538	170	1,175	492,545	702	494,422
Residential	4,537	1,322	290	6,149	213,579	886	220,614
Consumer	124	57	50	231	11,766		11,997

Total	$5,208	$2,700	$839	$8,747	$877,883	$2,729	$889,359

Purchased credit impaired loans							3,825

Total Loans							$893,184

The following tables summarize information concerning impaired loans including purchase credit impaired loans as of and for the years ended December 31, 2019 and 2018, by major loan classification:

				For the Year Ended
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,147	$1,257		$648	$660
Real estate:
Construction
Commercial	1,963	1,963		3,124	1,456
Residential	2,329	2,467		2,397	173
Consumer

Total	5,439	5,687		6,169	2,289

With an allowance recorded:
Commercial	1,121	1,121	$712	685
Real estate:
Construction
Commercial	782	936	218	658	17
Residential				91
Consumer

Total	1,903	2,057	930	1,434	17

Commercial	2,268	2,378	712	1,333	660
Real estate:
Construction
Commercial	2,745	2,899	218	3,782	1,473
Residential	2,329	2,467		2,488	173
Consumer

Total	$7,342	$7,744	$930	$7,603	$2,306

				For the Year Ended
December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$149	$149		$459	$564
Real estate:
Construction
Commercial	4,284	4,284		6,382	2,846
Residential	2,466	2,466		2,875	460
Consumer

Total	6,899	6,899		9,716	3,870

With an allowance recorded:
Commercial	1,249	1,249	$382	1,117	7
Real estate:
Construction
Commercial	534	534	78	676	17
Residential	181	319	28	184	3
Consumer

Total	1,964	2,102	488	1,977	27

Commercial	1,398	1,398	382	1,576	571
Real estate:
Construction
Commercial	4,818	4,818	78	7,058	2,863
Residential	2,647	2,785	28	3,059	463
Consumer

Total	$8,863	$9,001	$488	$11,693	$3,897

For the years ended December 31, interest income, related to impaired loans, would have been $163 in 2019 and $99 in 2018 had the loans been current and the terms of the loans not been modified.

At and for the year ended December 31, 2019, there was one loan modified as troubled debt restructuring and 14 restructured loans totaling $2,701. There were no loans modified as troubled debt restructurings for the year ended December 31, 2018. At December 31, 2018, there were 14 restructured loans totaling $2,925.

The following tables present the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the year ended December 31, 2019. Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

December 31, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Troubled Debt Restructurings:
Residential real estate	1	$23	$23	$28

During 2019, there was one default on loans restructured, totaling $221.

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

As a result of the merger with CBT Financial Corp. (“CBT”), effective October 1, 2017, the Bank identified 37 purchased credit impaired (“PCI”) loans. As part of the merger with Citizens, effective December 31, 2015, the Bank identified 10 PCI loans. As a result of the consolidation with Union, effective November 1, 2013, the Bank identified 14 PCI loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Bank to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Bank then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan. The Bank’s evaluation of the amount of future cash flows that it expects to collect is based on a cash flow methodology that involves assumptions and judgments as to credit risk, collateral values, discount rates, payment speeds, and prepayment risk. Charge-offs of the principal amount on purchased impaired loans are first applied to the non-accretable discount.

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

The unpaid principal balances and the related carrying amount of acquired loans as of December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019	December 31, 2018
Credit impaired purchased loans evaluated individually for incurred credit losses:
Outstanding balance	$2,850	$7,491
Carrying Amount	1,772	3,825
Other purchased loans evaluated collectively for incurred credit losses:
Outstanding balance	240,574	315,013
Carrying Amount	240,798	314,328
Total Purchased Loans:
Outstanding balance	243,424	322,504
Carrying Amount	$242,570	$318,153

As of the indicated dates, the changes in the accretable discount related to the purchased credit impaired loans were as follows:

	Year Ended December 31,
	2019	2018
Balance—beginning of period	$579	$2,129
Additions
Accretion recognized during the period	(2,193)	(3,791)
Net reclassification from non-accretable to accretable	1,657	2,241

Balance—end of period	$43	$579

5. Off-balance sheet financial instruments:

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The allowance was $89 and $73 at December 31, 2019 and 2018, respectively.

The contractual amounts of off-balance sheet commitments at December 31, 2019 and 2018 are summarized as follows:

December 31,	2019	2018
Commitments to extend credit	$105,403	$96,431
Unused portions of lines of credit	66,114	59,512
Standby letters of credit	4,726	5,789

	$176,243	$161,732

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2019 and 2018.

6. Premises and equipment, net:

Premises and equipment at December 31, 2019 and 2018 are summarized as follows:

December 31	2019	2018
Land	$4,309	$4,361
Premises and leasehold improvements	15,413	15,261
Furniture, fixtures and equipment	6,352	6,073

	26,074	25,695
Less: accumulated depreciation	8,222	7,487

	$17,852	$18,208

Depreciation and amortization included in noninterest expense amounted to $1,248 and $1,219 in 2019 and 2018, respectively.

7. Intangible assets, net:

The gross carrying amount and accumulated amortization related to intangible assets at December 31, 2019 and 2018 are presented below:

	2019		2018
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,558	$2,289	$4,558	$1,667
Customer list intangible	1,082	671	1,082	541
Trade name intangibles	102	46	102	25

Total intangible assets	$5,742	$3,006	$5,742	$2,233

Amortization expense for intangible assets totaled $773 and $867 for the years ended 2019 and 2018, respectively.

Riverview estimates the amortization expense for amortizable intangibles as follows:

2020	$676
2021	581
2022	479
2023	370
2024	280
Thereafter	350

$2,736

8. Other assets:

The components of other assets at December 31, 2019 and 2018 are summarized as follows:

December 31	2019	2018
Other real estate owned	$82	$721
Bank owned life insurance	30,647	29,862
Restricted equity securities	990	1,054
Deferred tax assets	4,272	5,884
Lease right-of-use assets	3,856
Other assets	6,082	4,635

Total	$45,929	$42,156

9. Leases:

At December 31, 2019, the Company leased 14 of its 30 locations. The Company’s lease ROU assets and related lease liabilities were $3,856 and $3,892, respectively, and have remaining terms ranging from 1 to 34 years, including extension options that the Company is reasonably certain will be exercised. For the year ended December 31, 2019, operating lease cost totaled $188.

The table below summarizes other information related to our operating leases:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$663
ROU assets obtained in exchange for lease liabilities	$4,430
Weighted average remaining lease term—operating leases, in years	9.16
Weighted average discount rate—operating leases	3.00%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability.

2020	$771
2021	754
2022	697
2023	485
2024	317
Thereafter	1,568

Total lease payments	4,592
Less imputed interest	700

$3,892

For the year ended December 31, 2019, the Company entered into three new lease arrangements. The lease ROU assets and related lease liabilities were $992.

10. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2019 and 2018 are summarized as follows:

December 31	2019	2018
Interest-bearing deposits:
Money market accounts	$101,373	$113,220
Now accounts	273,798	286,082
Savings accounts	132,150	128,762
Time deposits	285,754	313,955

Total interest-bearing deposits	793,075	842,019
Noninterest-bearing deposits	147,405	162,574

Total deposits	$940,480	$1,004,593

The aggregate amount of time deposits that met or exceeded the FDIC insurance limit of $250 was $26,059 at December 31, 2019 and $33,044 at December 31, 2018.

The aggregate amounts of maturities for all time deposits at December 31, 2019, are summarized as follows:

2020	$143,043
2021	53,248
2022	53,527
2023	23,744
2024	6,093
Thereafter	6,099

$285,754

The amount of related party deposits totaled $2,488 at December 31, 2019 and $1,476 at December 31, 2018.

The aggregate amount of deposits reclassified as loans was $169 at December 31, 2019, and $169 at December 31, 2018. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

11. Short-term borrowings:

Short-term borrowings consists of overnight or less than 30-day borrowings from the FHLB-Pgh, ACBB and Pacific Coast Bankers Bank (“PCBB”). The Company had no outstanding short-term borrowings at and for the year ended December 31, 2019. Short-term borrowings at and for the year ended December 31, 2018 is summarized as follows:

	At and for the year ended December 31, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB-Pgh Open Repo Plus advances	$	$1,693	$17,100	1.65%
ACBB advances		106	3,394	1.89%

Total	$	$1,799	$20,494	1.67%

The Bank has an agreement with the FHLB-Pgh which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2019, the Bank’s maximum borrowing capacity was $453,304. Advances with the FHLB-Pgh are secured under terms of a blanket collateral agreement by a pledge of FHLB-Pgh stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB-Pgh advances based on rates of the FHLB-Pgh discount notes. This rate resets each day.

The Bank also has unsecured line of credit agreements of $10,000 with ACBB and PCBB at December 31, 2019 and December 31, 2018. There were no amounts outstanding on these lines of credit at December 31, 2019 and 2018. Interest on these borrowings accrue daily based on the daily federal funds rate.

12. Long-term debt:

Long-term debt consisting of the following advances at December 31, 2019 and 2018 are as follows:

		Interest Rate
Loan Type	Due	Fixed	Adjustable	2019	2018
Subordinated debt	September 17, 2033		4.85%	$4,229	$4,195
	September 15, 2035		3.43%	2,742	2,697

				$6,971	$6,892

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2019 are as follows:

2020
2021
2022
2023
2024
Thereafter	$6,971

$6,971

As a result of the merger with CBT, the Company assumed the subordinated debentures that were recorded as of the October 1, 2017 effective date. A trust formed by CBT issued $5,000 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities. The interest rate adjusts quarterly to the three-month LIBOR rate plus 2.95%. CBT issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033. The interest rate on the subordinated debentures was 4.85% and 5.74% on December 31, 2019 and 2018.

In 2005 a trust formed by CBT issued $4,000 of fixed rate trust preferred securities as part of a pooled offering of such securities. CBT issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2010 at a price of 100% of face value. CBT did not redeem the subordinated debentures and the rate converted to a floating rate of three-month LIBOR plus 1.54%. The subordinated debentures must be redeemed no later than 2035. The interest rate on the subordinated debentures was 3.43% and 4.33% on December 31, 2019 and 2018.

Interest payments on the debentures may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. Interest on the debentures will accrue during the extension period, and all accrued principal and interest must be paid at the end of the extension period. During an extension period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of the Company’s capital stock.

13. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 are summarized as follows:

	Fair Value Measurement Using
December 31, 2019	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$24,824		$24,824
Tax-exempt	4,333		4,333
Mortgage-backed securities:
U.S. Government agencies	36,134		36,134
U.S. Government-sponsored enterprises	22,645		22,645
Corporate debt obligations	3,311		3,311

Total	$91,247		$91,247

	Fair Value Measurement Using
December 31, 2018	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$33,278		$33,278
Tax-exempt	12,776		12,776
Mortgage-backed securities:
U.S. Government agencies	23,670		23,670
U.S. Government-sponsored enterprises	26,195		26,195
Corporate debt obligations	8,758		8,758

Total	$104,677	$	$104,677

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2019 and 2018 are summarized as follows:

	Fair Value Measurement Using
December 31, 2019	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$82			$82
Impaired loans, net of related allowance	973			973

Total	$1,055			$1,055

	Fair Value Measurement Using
December 31, 2018	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$721			$721
Impaired loans, net of related allowance	1,476			1,476

Total	$2,197			$2,197

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$82	Appraisal of collateral	Appraisal adjustments	42.0% to 60.0% (52.0%)
			Liquidation expenses	10.0% to 10.0% (10.0%)
Impaired loans	$973	Appraisal of collateral	Appraisal adjustments	10.0% to 50.0% (22.0%)
			Liquidation expenses	9.5% to 12.3% (8.8%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$721	Appraisal of collateral	Appraisal adjustments	0.0% to 69.0% (28.4%)
			Liquidation expenses	0.0% to 7.0% (7.0%)
Impaired loans	$1,476	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0%)
			Liquidation expenses	7.0% to 25.0% (10.3%)

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

The carrying and fair values of the Company’s financial instruments at December 31, 2019 and 2018 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
December 31, 2019	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$50,348	$50,348	$50,348
Investment securities available-for-sale	91,247	91,247		$91,247
Loans held for sale	81	81		81
Net loans	852,109	843,590			$843,590
Accrued interest receivable	2,414	2,414		461	1,953
Restricted equity securities	990
Financial liabilities:
Deposits	$940,480	$940,546		$940,546
Long-term borrowings	6,971	6,971		6,971
Accrued interest payable	435	435		435

		Fair Value Hierarchy
December 31, 2018	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$53,816	$53,816	$53,816
Investment securities available-for-sale	104,677	104,677		$104,677
Loans held for sale	637	637		637
Net loans	886,836	872,455			$872,455
Accrued interest receivable	3,010	3,010		663	2,347
Restricted equity securities	1,054	1,054	1,054
Financial liabilities:
Deposits	$1,004,593	$999,929		$999,929
Long-term borrowings	6,892	6,892		6,892
Accrued interest payable	484	484		484

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019 and 2018.

Year Ended December 31	2019	2018
Noninterest Income:
In-scope of Topic 606:
Service charges, fees and commissions	$5,186	$5,697
Trust and asset management	2,020	1,726

Noninterest income (in-scope of Topic 606)	7,206	7,423
Noninterest income (out-of-scope of Topic 606)	1,308	1,457

Total noninterest income	$8,514	$8,880

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration, resulting in a contract receivable, or before payment is due, resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and 2018, the Company did not have any significant contract balances.

15. Employee Benefit Plans:

Defined Contribution Plan:

The Bank maintains a contributory 401(k) retirement plan for all eligible employees. Currently, the Bank’s policy is to match 100% of the employee’s voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation. Additionally, the Bank may make discretionary contributions to the plan after considering current profits and business conditions. The amount charged to expense in 2019 and 2018 totaled $505 and $508, respectively. Of these amounts, no discretionary contributions were made in 2019 and 2018.

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

Expenses recorded under the terms of this agreement were $75 and $83 for the years ended December 31, 2019 and 2018, respectively.

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

The Bank maintains a “Director Deferred Fee Agreement” (“DDFA”) which allows electing directors to defer payment of their directors’ fees until a future date. In addition, the Bank maintains an “Executive Deferred Compensation Agreement” (“EDCA”) with 10 of its current and former executives. This agreement allows the executives of the Bank to defer payment of their base salary, bonus and performance-based compensation until a future date. For both types of deferred fee agreements during the deferral period, the estimated present value of the future benefits is accrued over the effective dates of the agreements using an interest factor that is evaluated and approved by the compensation committee of the Board of Directors on an annual basis. The agreements are unfunded, with benefits to be paid from the Bank’s general assets.

The accrued benefit obligations for all the plans total $4,862 at December 31, 2019 and $4,749 at December 31, 2018 and are included in other liabilities. Expenses relating to these plans totaled $643 and $332 in the years ended December 31, 2019 and 2018, respectively.

2009 Stock Option Plan:

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

The vesting schedule for all option grants is a seven-year cliff, which means that the options are 100% vested in the seventh year following the grant date while the expiration date of all options is ten years following the grant date. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. All stock options, except for 1,500 stock options granted during 2018, were fully vested and exercisable at December 31, 2019.

The following table summarizes the stock option activity for the years ended December 31, 2019 and 2018:

	2019		2018
	Option Grants	Weighted Average Exercise Price	Option Grants	Weighted Average Exercise Price
Outstanding – January 1,	263,480	$10.62	298,246	$10.56
Granted			6,500	12.88
Forfeited	(6,150)	12.98	(5,750)	10.60
Expired	(34,250)	10.60
Exercised	(50,116)	10.22	(35,516)	10.57

Outstanding – December 31,	172,964	$10.66	263,480	$10.62

Options vested and exercisable at year-end	171,464		256,980
Range of exercise price	$9.75 - $13.05		$9.75 - $13.05
Remaining contractual life	4.42 years		4.06 years

There were no stock options granted during 2019. The fair value of stock options granted during 2018 was estimated on the date of grant using the Black-Scholes option-pricing model and weighted average assumptions as follows:

	Option Grants March 16, 2018	Option Grants June 26, 2018
Number of options	5,000	1,500
Fair value per share	$2.01	$1.39
Dividend yield	4.24%	3.28%
Expected life	8.5 years	8.5 years
Expected volatility	23.26%	14.02%
Risk-free interest rate	2.78%	2.83%

During the year ended December 31, 2019, there were 50,116 stock options exercised with a total intrinsic value, the amount by which the stock price exceeded the exercise price, and fair value of approximately $52 and $574, respectively. Cash received from the exercise of stock options for the year ended December 31, 2019 was $208.

There was intrinsic value associated with 153,264 options outstanding at December 31, 2019, where the market value of the stock as of the close of business at year end was $12.49 per share as compared with the option exercise price of $9.75 for 21,664 options, $10.00 for 85,600 options, $10.35 for 12,500 options, $10.60 for 16,000 options, $11.94 for 15,000 options and $12.25 for 2,500 options. There was no intrinsic value associated with 19,700 options outstanding at December 31, 2019, where the market value of the stock as of the close of business at year end was $12.49 per share as compared with the option exercise price of $12.58 for 1,500 options and $13.05 for 18,200 options.

At December 31, 2018, there was intrinsic value associated with 220,130 options outstanding, where the market value of the stock as of the close of business at year end was $10.90 per share as compared with the option exercise price of $9.75 for 26,830 options, $10.00 for 92,800 options, $10.35 for 12,500 options and $10.60 for 88,000 options. There was no intrinsic value associated with 43,350 options outstanding at December 31, 2018, where the market value of the stock as of the close of business at year end was $10.90 per share as compared with the option exercise price of $12.25 for 2,500 options, $13.05 for 19,350 options, $11.94 for 15,000 options, $12.97 for 5,000 options and $12.58 for 1,500 options

The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company policy has been to amortize compensation expense over the vesting period, or seven years. The Company recognized no compensation expense for stock options for the year ended December 31, 2019 and $9 for the year ended December 31, 2018. As of December 31, 2019, the Company had no unrecognized compensation expense associated with the stock options since all of the options granted prior to 2018 were fully vested in 2017 as a result of the change in control associated with the merger with CBT.

The plan expired January 7, 2019 so that no options were granted thereafter.

2019 Equity Incentive Plan:

The Company has a non-qualified equity incentive plan that was approved by the shareholders at the annual meeting held on June 13, 2019. The purpose of the plan is to promote the long-term success of the Company by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders through the ownership of common stock of the Company. The types of awards that may be granted under the Plan include: incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and performance awards. A total of 1,140,000 shares of common stock were reserved under the Plan, of which a maximum of 1,140,000 shares of common stock may be issued pursuant to grants of stock options but only a maximum of 570,000 shares of common stock may be issued pursuant to grants of restricted stock or restricted stock units. To the extent a restricted stock award or restricted stock unit is granted, the number of shares available as stock options will be reduced by two shares of each share represented by a restricted stock award agreement or restricted stock unit agreement. The maximum number of shares of common stock pursuant to any type of award available under the Plan that may be granted to any one employee shall not exceed 200,000 shares. A director may be granted an award of non-qualified stock options, restricted stock awards, restricted stock units, or a combination of such awards provided that the aggregate grant date fair value shall not exceed $50,000.

The duration of the Plan is 10 years from the approval date.

The following table summarizes the award activity for the year ended December 31, 2019:

	2019
	Restricted Stock Award Grants	Fair Market Value
Outstanding – January 1,	—
Granted	14,929	$12.49

Outstanding – December 31,	14,929	$12.49

Awards vested at year-end	—
Remaining contractual life	2.17 years

Restricted stock awards were granted in 2019 and provide the participant with the right to vote the shares of restricted stock awarded and to receive dividends. The fair value of the restricted stock awards granted was the closing price of the Company’s common stock as of the date of grant. The expense associated with these grants totaled $187 and will be respectively expensed over the vesting period of one year for the 6,160 awards granted to directors and three years for the 8,769 awards granted to employees.

Employee Stock Purchase Plan:

The Company has an Employee Stock Purchase Plan (“ESPP”), whereby employees may purchase up to 170,000 shares of common stock of the Company, at a discount of up to a 15%. On April 15, 2015, the Company filed a Registration Statement on Form S-8, to register 75,000 shares of common stock that the Company may issue to the ESPP. Common shares acquired through the ESPP totaled 21,733 shares in 2019 and 18,650 shares in 2018.

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

The following table presents the plans’ funded status and the amounts recognized in the Company’s consolidated financial statements for 2019 and 2018. The measurement date, for purposes of these valuations, was December 31, 2019 and 2018.

	Benefit Plans
	2019	2018
Obligations and funded status:
Change in benefit obligations:
Benefit obligation beginning January 1,	$7,669	$8,403
Interest cost	313	291
Benefits paid	(548)	(546)
Actuarial (gain)/loss	768	(479)

Benefit obligation at end of year	8,202	7,669
Change in plan assets:
Fair value of plan assets at January 1,	6,310	7,191
Adjustment to asset value at January 1
Actual return on plan assets	1,108	(349)
Contributions	1,411	8
Benefits paid	(548)	(540)

Fair value of plan assets at end of year	8,281	6,310

Funded status included in other liabilities	$79	$(1,359)

Amounts related to the plan that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows for the years ended December 31:

	Benefit Plans
	2019	2018
Net gain (loss)	$(1,117)	$(1,132)
Income tax expense (benefit)	(235)	(238)

Net amount recognized in other comprehensive income (loss)	$(882)	$(894)

The amount of net periodic benefit credit expected to be accreted in 2020 is $155 for the pension plans.

Net periodic pension expense and postretirement benefit cost include the following components for the years ended December 31, 2019 and 2018:

	Pension Benefits
	2019	2018
Interest cost	$310	$291
Expected return on plan assets	(410)	(486)
Amortization of net loss	112	81

Net periodic pension cost (credit)	$12	$(114)

	Postretirement Life Insurance Benefits
	2019	2018
Service cost (credit)	$(7)	$
Interest cost	2		2

Net periodic postretirement benefit cost (credit)	$(5)		$2

The accumulated benefit obligation was $8,202 at December 31, 2019 and $7,669 at December 31, 2018 for the pension benefit and postretirement benefit plans.

	Pension Benefits
	Union		Citizens		Postretirement Life Insurance Benefits
	2019	2018	2019	2018	2019	2018
Discount rate	4.22%	3.60%	4.22%	3.60%	4.25%	4.25%
Expected long-term rate of return on plan assets	6.75%	7.00%	6.75%	7.00%

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Life Insurance Benefits
2020	$536	$5
2021	526	5
2022	517	4
2023	505	4
2024	493	4
2025 – 2029	2,309	14

Total	$4,886	$36

The Company’s pension plan asset allocations as of the year ends, by asset category, are as follows:

	Pension Benefits
	2019	2018
Cash and cash equivalents	1.64%	0.70%
Equity	37.34	34.53
Fixed income	61.02	64.77

Total	100.00%	100.00%

The fair value of the pension plan assets at December 31, 2019 and 2018 by asset category are as follows:

	2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$136	$136
Mutual fund – equity:
Large-cap value	321	321
Large-cap core	343	343
Mid-cap core	375	375
Small-cap core	152	152
International growth	427	427
International value	214	214
Large cap growth	713	713
Small / midcap growth	202	202
Mutual funds/ETFs – fixed income:
Fixed income – core plus	1,928	1,928
Intermediate duration	656	656
Long duration – Government credit	1,812	1,812
Long U.S. Treasury – ETF	657	657
Common /collective trusts – equity:
Large cap value	345		$345

Total assets	$8,281	$7,936	$345

	2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$44	$44
Mutual fund – equity:
Large-cap value	233	233
Large-cap core	237	237
Mid-cap core	261	261
Small-cap core	115	115
International growth	461	461
Large cap growth	485	485
Small / midcap growth	141	141
Mutual funds/ETFs – fixed income:
Fixed income – core plus	1,443	1,443
Intermediate duration	483	483
Long duration – Government credit	1,555	1,555
Long U.S. Treasury – ETF	606	606
Common /collective trusts – equity:
Large cap value	246		$246

Total assets	$6,310	$6,064	$246

The valuation used is based on quoted market prices provided by an independent third party.

The Company does not expect to contribute to either of the plans in 2020.

16. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2019 and 2018 are summarized as follows:

Year Ended December 31	2019	2018
Current	$(308)	$31
Deferred	1,009	2,340

	$701	$2,371

The components of the net deferred tax asset at December 31, 2019 and 2018 are summarized as follows:

December 31	2019	2018
Deferred tax assets:
Allowance for loan losses	$1,535	$1,121
Deferred compensation	1,021	1,007
Purchase accounting adjustments	64	827
Alternate minimum tax credit carryforwards	279	608
Benefit plans	247	238
Accrued expenses	405	242
Unrealized loss on investment securities available-for-sale		458
Low income housing credit carryforwards	1,063	1,063
Net operating loss carryforwards	714	761
Lease liabilities	817
Other		133

Total	6,145	6,458

Deferred tax liabilities:
Premises and equipment, net	577	574
Unrealized gain on investment securities available-for-sale	142
Lease right of use	810
Other	344

Total	1,873	574

Net deferred tax asset	$4,272	$5,884

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the years ended December 31, 2019 and December 31, 2018 is summarized as follows:

Year Ended December 31	2019	2018
Federal income tax at statutory rate	$1,047	$2,778
Tax exempt interest	(248)	(248)
Bank owned life insurance income	(160)	(163)
Other, net	62	4

Total	$701	$2,371

17. Parent company financial statements:

Condensed Balance Sheets

December 31	2019	2018
Assets
Cash and cash equivalents	$722	$249
Investment in bank subsidiary	124,560	120,607
Premises, net	73	73
Other assets	169	336

	$125,524	$121,265

Liabilities and stockholders’ equity
Long-term borrowings	$6,971	$6,892
Other liabilities	443	463

Total Liabilities	7,414	7,355

Stockholders’ equity	118,110	113,910

	$125,524	$121,265

Condensed Statements of Income and Comprehensive Income

December 31	2019	2018
Income, dividends from bank subsidiary	$3,220	$9,229
Interest expense	514	747

Income before equity in undistributed net income of subsidiary	2,706	8,482
Undistributed net income of subsidiary	1,683	2,350
Noninterest expense	257	164

Net income before income taxes	$4,132	$10,668
Income tax expense (benefit)	(154)	(190)

Net income	$4,286	$10,858

Total comprehensive income (loss)	$6,557	$9,818

Condensed Statements of Cash Flows

Year Ended December 31	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,286	$10,858
Adjustments to reconcile net income to net cash provided by operating activities:
Option expense		9
Undistributed net (income) loss of subsidiary	(1,683)	(2,350)
(Increase) decrease in accrued interest receivable and other assets	167	(135)
Decrease in accrued interest payable and other liabilities	60	(45)

Net cash provided by operating activities	2,830	8,337

Cash flows from investing activities:

Net cash used in investing activities

Cash flows from financing activities:
Repayment of long-term borrowings		(6,341)
Proceeds from exercise of options	208	41
Proceeds from issuance of common stock	644	517
Dividends paid	(3,209)	(2,731)

Net cash provided by(used in) financing activities	(2,357)	(8,514)

Increase (decrease) in cash and cash equivalents	473	(177)
Cash and cash equivalents – beginning	249	426

Cash and cash equivalents – ending	$722	$249

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

The amount of funds available for transfer from the Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal Regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2019, the maximum amount available for transfer from the Bank to the Company in the form of loans amounted to $12,969. At December 31, 2019 and 2018, there were no loans outstanding, nor were any advances made during 2019 and 2018.

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

The Bank was categorized as “well capitalized” under the regulatory guidance at December 31, 2019 and 2018, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the Bank must maintain certain minimum Tier I risk-based, total risk-based, Tier I Leverage and Common equity Tier I risk-based capital ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.

The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the year ended December 31, 2019:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2019:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets:
Riverview Bank	$104,010	12.4%	$88,132	≥	10.5%	$83,936	≥	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview Bank	96,405	11.5	71,345	≥	8.5	67,148	≥	8.0
Tier 1 capital (to average total assets):
Riverview Bank	96,405	9.1	42,489	≥	4.0	53,112	≥	5.0
Common equity tier 1 risk-based capital (to risk-weighted assets):
Riverview Bank	96,405	11.5	58,755	≥	7.0	54,558	≥	6.5

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

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, the President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2019, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Riverview Financial Corporation and subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2019 and 2018, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting, including controls over the preparation of regulatory financial statements in accordance with FDICIA requirements under Part 363, as of December 31, 2019 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assertion, management believes that our internal control over financial reporting was effective as of December 31, 2019.

Management’s assertion on the effectiveness of internal control over financial reporting, includes controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and financial statements for regulatory reporting purposes in accordance with FDICIA requirements under Part 363, as of December 31, 2019. Crowe LLP, the Company’s independent public accounting firm, issued an attestation on the effectiveness of the Company’s internal controls over financial reporting as stated in their report dated March 16, 2020.

/s/ Brett D. Fulk
Brett D. Fulk
President and Chief Executive Officer
(Principal Executive Officer)
March 16, 2020

/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 16, 2020

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate herein by reference the information appearing under the headings “Proposal 1: Election of Directors”; “Named Executive Officers”; “Corporate Governance – Code of Ethics”; “Meetings and Committees of the Board of Directors”; and “Audit Committee” by reference to the definitive proxy statement for our 2020 annual meeting of shareholders.

Item 11.	Executive Compensation.

We incorporate herein by reference the information appearing under the headings “Executive Compensation” and “Corporate Governance – Directors’ Compensation” in the definitive proxy statement for our 2020 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate herein by reference the information appearing under the heading “Share Ownership” in the definitive proxy statement for our 2020 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate herein by reference the information appearing under the headings “Related Party Transactions” and “Corporate Governance – Director Independence” in the definitive proxy statement for our 2020 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services.

We incorporate herein by reference the information appearing under the heading “Independent Registered Public Accounting Firm” in the definitive proxy statement for our 2020 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The following consolidated financial statements of the Company are filed as part of this Form 10-K:

	(i)	Reports of Independent Registered Public Accounting Firm

	(ii)	Consolidated Balance Sheets as of December 31, 2019 and 2018

	(iii)	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019 and 2018

	(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

	(vi)	Notes to Consolidated Financial Statements

(a)(2)     Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation of Riverview Financial Corporation (Incorporated by reference to Exhibit 3.1(i) of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 23, 2018.)

3.1(ii)	Amended and Restated Bylaws of Riverview Financial Corporation (Incorporated by reference to Exhibit 3.1 of Riverview’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2019.)

4.1	Form of Common Stock Certificate of Riverview Financial Corporation (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Riverview’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 20, 2015.)

4.2	Description of Riverview Financial Corporation’s Securities.

Executive Compensation

10.1*	Amended and Restated Executive Employment Agreement of Kirk D. Fox (Incorporated by reference to Exhibit 10.2 of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 10, 2009.)

10.2*	Second Amended and Restated Executive Employment Agreement of Kirk D. Fox, dated November 16, 2011 (Incorporated by reference to Exhibit 10.18 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 filed on April 29, 2013.)

10.3	First Amendment to Second Amended and Restated Executive Employment Agreement of Kirk D. Fox adopted January 14, 2014 (Incorporated by reference to Exhibit 10.3 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.4*	Noncompetition Agreement of Kirk D. Fox, dated November 16, 2011 (Incorporated by reference to Exhibit 10.20 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 filed on April 29, 2013.)

10.5	Separation Agreement and Release for Kirk D. Fox, dated January 2, 2019 (Incorporated by reference to Exhibit 10.1 of Riverview’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 2, 2019.)

10.6**	Supplemental Executive Retirement Agreement Plan for Kirk D. Fox, dated March 29, 2007 (Incorporated by reference to Exhibit 10.2 of First Perry Bancorp’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2008.)

10.7	Amendment to Supplemental Executive Retirement Plan Agreement of Kirk D. Fox, dated June 18, 2008 (Incorporated by reference to Exhibit 10.6 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.8*	Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox, dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009 (Incorporated by reference to Exhibit 10.11 of Riverview’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2009.)

10.9*	Riverview National Bank Executive Deferred Compensation Agreement for Kirk D. Fox, dated June 30, 2010 (Incorporated by reference to Exhibit 99.1 on Riverview’s Current Report on Form 8-K filed July 1, 2010.)

10.10*	First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox (Incorporated by reference to Exhibit 10.13 of Riverview’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.11*	Second Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk Fox, entered into January 4, 2013 (Incorporated by reference to Exhibit 10.24 on Riverview’s Registration Statement on Form S-4 filed on April 29, 2013.)

10.12	Amended and Restated Executive Deferred Compensation Agreement of Kirk D. Fox, adopted January 14, 2014 (Incorporated by reference to Exhibit 10.11 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.13	Executive Deferred Compensation Agreement #2 of Kirk D. Fox adopted December 24, 2015 (Incorporated by reference to Exhibit 10.12 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.14	Third Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk D. Fox, entered into December 24, 2015 (Incorporated by reference to Exhibit 10.13 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

Exhibit No.	Description

10.15*	Executive Employment Agreement of Brett D. Fulk, dated January 4, 2012 (Incorporated by reference to Exhibit 10.22 of Riverview’s Registration Statement on Form S-4 filed on April 29, 2013.)

10.16	First Amendment to Executive Employment Agreement of Brett D. Fulk adopted January 9, 2014 (Incorporated by reference to Exhibit 10.15 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.17*	Supplemental Executive Retirement Plan Agreement for Brett Fulk, dated January 6, 2012 (Incorporated by reference to Exhibit 10.23 of Riverview’s Registration Statement on Form S-4 filed on April 29, 2013.)

10.18	Deferred Compensation Agreement of Brett Fulk, dated December 23, 2013 (Incorporated by reference to Exhibit 10.31 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.19	Employment Agreement of Scott A. Seasock (Incorporated by reference to Exhibit 10.1 of Riverview’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

10.20*	Employment Agreement of Theresa M. Wasko (Incorporated by reference to Exhibit 10.3 of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.21	Amendment to Employment Agreement of Theresa M. Wasko (Incorporated by reference to Exhibit 10.2 of Riverview’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

10.22	Amended and Restated Deferred Compensation Agreement of Robert Garst, dated June 22, 2015 (Incorporated by reference to Exhibit 10.23 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.23	Supplemental Executive Retirement Plan Agreement for Kirk D. Fox, dated October 25, 2017 (Incorporated by reference to Exhibit 99.1 of Riverview’s Current Report on Form 8-K filed October 30, 2017.)

10.24	Supplemental Executive Retirement Plan Agreement for Brett D. Fulk, dated October 25, 2017 (Incorporated by reference to Exhibit 99.1 of Riverview’s Current report on Form 8-K filed October 30, 2017.)

Director Compensation

10.25*	Form of Director Deferred Fee Agreement for Kirk D. Fox (Incorporated by reference to Exhibit 10.7 to Riverview’s Annual Report on Form 10K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.26*	First Amendment to the Director Deferred Compensation Agreement of Kirk Fox (Incorporated by reference to Exhibit 10.15 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.27*	Director Emeritus Agreements, effective November 2, 2011, of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, David W. Hoover, Joseph D. Kerwin and David A. Troutman (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.28*	Director Emeritus Agreements, effective November 2, 2011, of Directors R. Keith Hite and John M. Schrantz (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

10.29	Director Deferred Fee Agreement of William Yaag, dated December 26, 2013 (Incorporated by reference to Exhibit 10.32 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

Plan Documents

10.30*	2009 Stock Option Plan (Incorporated by reference to Exhibit 10.8 of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.31	Riverview Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.33 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.32	Riverview Financial Corporation Equity and Cash Incentive Compensation Plan, dated February 22, 2018 (Incorporated by reference to Exhibit 10.35 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 14, 2019.)

10.33	Riverview Financial Corporation 2019 Equity Incentive Plan (Incorporated by reference to Exhibit A to Riverview’s Proxy Statement for the Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on April 23, 2019.)

10.34	Riverview Financial Corporation Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on June 13, 2019.)

Other Material Contracts

10.35	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.2 of Riverview’s Current Report on Form 8-K filed January 18, 2017.)

10.36	Kirk Fox Waiver (Incorporated by reference to Exhibit 10.34 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.37	Brett Fulk Waiver (Incorporated by reference to Exhibit 10.35 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm – Crowe LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Dixon Hughes Goodman LLP.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) furnished herewith.

*	Filed by Riverview Financial’s predecessor, CIK# 0001452899.
**	Filed by Riverview Financial’s predecessor, CIK# 0001445059.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riverview Financial Corporation

By:	/s/ Brett D. Fulk
Brett D. Fulk
President and Chief Executive Officer
(Principal Executive Officer)
March 16, 2020

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 16, 2020

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

Name	Title	Date
/s/ John G. Soult, Jr. John G. Soult, Jr.	Director and Chairman of the Board	March 16, 2020

/s/ David W. Hoover David W. Hoover	Director and Vice-Chairman of the Board	March 16, 2020

/s/ Brett D. Fulk Brett D. Fulk	Director, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2020

/s/ Scott A. Seasock Scott A. Seasock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2020

/s/ Paula M. Cherry Paula M. Cherry	Director	March 16, 2020

/s/ Albert J. Evans Albert J. Evans	Director	March 16, 2020

/s/ Maureen M. Gathagan Maureen M. Gathagan	Director	March 16, 2020

Name	Title	Date
/s/ Howard R. Greenawalt Howard R. Greenawalt	Director	March 16, 2020

/s/ Joseph D. Kerwin Joseph D. Kerwin	Director	March 16, 2020

/s/ Kevin D. McMillen Kevin D. McMillen	Director	March 16, 2020

/s/ Timothy E. Resh Timothy E. Resh	Director	March 16, 2020

/s/ Marlene K. Sample Marlene K. Sample	Director	March 16, 2020

/s/ William E. Wood William E. Wood	Director	March 16, 2020