Form 10-Q
period 2020-03-31
Riverview Financial Corp
filed 2020-05-08
CIK 1590799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,240,492 at April 29, 2020.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2020

Riverview Financial Corporation

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets:
Cash and due from banks	$12,128	$11,838
Interest-bearing deposits in other banks	61,107	38,510
Investment securities available-for-sale	68,402	91,247
Loans held for sale	272	81
Loans, net	887,449	852,109
Less: allowance for loan losses	8,251	7,516

Net loans	879,198	844,593
Premises and equipment, net	18,875	17,852
Accrued interest receivable	2,589	2,414
Goodwill	24,754	24,754
Intangible assets	2,566	2,736
Other assets	47,152	45,929

Total assets	$1,117,043	$1,079,954

Liabilities:
Deposits:
Noninterest-bearing	$148,633	$147,405
Interest-bearing	809,870	793,075

Total deposits	958,503	940,480
Short-term borrowings
Long-term debt	26,992	6,971
Accrued interest payable	424	435
Other liabilities	12,683	13,958

Total liabilities	998,602	961,844

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; March 31, 2020, issued and outstanding 9,236,039 shares; December 31, 2019, issued and outstanding 9,216,616 shares	102,386	102,206
Capital surplus	134	112
Retained earnings	16,081	16,140
Accumulated other comprehensive loss	(160)	(348)

Total stockholders’ equity	118,441	118,110

Total liabilities and stockholders’ equity	$1,117,043	$1,079,954

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the three months ended March 31,	2020	2019
Interest income:
Interest and fees on loans:
Taxable	$9,782	$10,688
Tax-exempt	245	230
Interest on investment securities available-for-sale:
Taxable	535	740
Tax-exempt	37	69
Interest on interest-bearing deposits in other banks	89	231
Interest on federal funds sold

Total interest income	10,688	11,958

Interest expense:
Interest on deposits	1,789	2,073
Interest on short-term borrowings	5
Interest on long-term debt	123	134

Total interest expense	1,917	2,207

Net interest income	8,771	9,751
Provision for loan losses	1,800	583

Net interest income after provision for loan losses	6,971	9,168

Noninterest income:
Service charges, fees and commissions	1,381	1,053
Commission and fees on fiduciary activities	213	260
Wealth management income	220	247
Mortgage banking income	108	106
Bank owned life insurance investment income	193	187
Net gain (loss) on sale of investment securities available-for-sale	815	(42)

Total noninterest income	2,930	1,811

Noninterest expense:
Salaries and employee benefits expense	5,056	7,510
Net occupancy and equipment expense	1,180	1,089
Amortization of intangible assets	170	194
Net cost (benefit) of operation of other real estate owned	(11)	127
Other expenses	2,817	3,044

Total noninterest expense	9,212	11,964

Income (loss) before income taxes	689	(985)
Income tax expense (benefit)	56	(298)

Net income (loss)	633	(687)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	$1,053	$1,023
Reclassification adjustment for net (gain) loss on sale of investment securities available-for-sale included in net income	(815)	42
Income tax expense related to other comprehensive income	50	224

Other comprehensive income, net of income taxes	188	841

Comprehensive income	$821	$154

Per share data:
Net income (loss):
Basic	$0.07	$(0.08)
Diluted	$0.07	$(0.08)
Average common shares outstanding:
Basic	9,223,445	9,143,316
Diluted	9,233,060	9,143,316
Dividends declared	$0.08	$0.10

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2020	$102,206	$112	$16,140	$(348)	$118,110
Net income			633		633
Other comprehensive income, net of income taxes				188	188
Issuance under ESPP, 401k and Dividend Reinvestment plans: 19,423 shares	180				180
Stock based compensation		22			22
Dividends declared, $0.08 per share			(692)		(692)

Balance, March 31, 2020	$102,386	$134	$16,081	$(160)	$118,441

Balance, January 1, 2019	$101,134	$332	$15,063	$(2,619)	$113,910
Net income (loss)			(687)		(687)
Other comprehensive income, net of income taxes				841	841
Issuance under ESPP, 401k and Dividend Reinvestment plans: 15,223 shares	175				175
Exercise of stock options: 17,821 shares	191	(25)			166
Dividends declared, $0.10 per share			(915)		(915)

Balance, March 31, 2019	$101,500	$307	$13,461	$(1,778)	$113,490

See notes to consolidated financial statements.

Riverview Financial Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2020	2019
Cash flows from operating activities:
Net income (loss)	$633	$(687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	320	300
Provision for loan losses	1,800	583
Stock based compensation	22
Net amortization of investment securities available-for-sale	169	216
Net cost (benefit) of operation of other real estate owned	(11)	127
Net (gain) loss on sale of investment securities available-for-sale	(815)	42
Amortization of purchase adjustment on loans	(132)	(439)
Amortization of intangible assets	170	194
Amortization of assumed discount on long-term debt	21	20
Deferred income taxes	53	(61)
Proceeds from sale of loans originated for sale	2,791	4,443
Net gain on sale of loans originated for sale	(108)	(106)
Loans originated for sale	(2,874)	(4,395)
Bank owned life insurance investment income	(193)	(187)
Net change in:
Accrued interest receivable	(175)	(8)
Other assets	(2)	(2,613)
Accrued interest payable	(11)	(9)
Other liabilities	(1,275)	1,363

Net cash provided by (used in) operating activities	383	(1,217)

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(7,317)	(7,647)
Proceeds from repayments	3,878	3,707
Proceeds from sales	27,168	8,740
Proceeds from the sale of other real estate owned	68	133
Net (increase) decrease in restricted equity securities	(867)	46
Net (increase) decrease in loans	(36,594)	15,108
Purchases of premises and equipment	(1,343)	(447)

Net cash provided by (used in) investing activities	(15,007)	19,640

Cash flows from financing activities:
Net increase (decrease) in deposits	18,023	(3,564)
Net decrease in short-term borrowings
Repayment of long-term debt
Proceeds from long-term debt	20,000
Issuance under ESPP, 401k and DRP plans	180	175
Proceeds from exercise of stock options		166
Cash dividends paid	(692)	(915)

Net cash provided by (used in) financing activities	37,511	(4,138)

Net increase in cash and cash equivalents	22,887	14,285
Cash and cash equivalents—beginning	50,348	53,816

Cash and cash equivalents—ending	$73,235	$68,101

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,928	$2,216

Noncash items from operating activities:
Operating lease right-of-use assets and liabilities		$3,719

Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	$321

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

Riverview Bank, with twenty seven (27) full service offices and four (4) limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small-to-medium sized businesses in the Pennsylvania market areas of Berks, Blair, Bucks, Centre, Clearfield, Cumberland, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Perry, Schuylkill and Somerset Counties. The Wealth and Trust Management divisions of the Bank provide trust and investment advisory services to the general public and businesses.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K, filed on March 16, 2020.

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

The operating results and financial position of the Company for the three months ended as of March 31, 2020, are not necessarily indicative of the results of operations and financial position that may be expected in the future. This is especially true given the recent outbreak of the Coronavirus (“COVID-19”) pandemic which may adversely affect the Company’s business results of operations and financial conditions for an indefinite period.

Beginning in the first quarter of 2020, the COVID-19 pandemic has caused disruption in economic and social activity, both globally and in the United States. The spread of COVID-19, and the related government actions to mandate or encourage quarantines and social distancing, have caused severe disruptions in the U.S. economy, which has and will likely continue to, in turn, disrupt the business, activities, and operations of our customers, as well as our own business and operations.

The national public health crisis arising from the COVID-19 pandemic and public expectations about it, combined with certain pre-existing factors, including, but not limited to, international trade disputes, inflation risks, and oil price volatility, could further destabilize the financial markets and the markets in which Riverview operates. The resulting impacts of the pandemic on consumers, including the sudden significant increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services Riverview offers, as well as the creditworthiness of potential and current borrowers. The significant decrease in commercial activity associated with the pandemic, both nationally and in Riverview’s markets, may cause customers, vendors, and counterparties to be unable to meet existing payment or other obligations to Riverview and the Bank.

Riverview’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. Riverview expects the pandemic to limit, at least for a period of time, customer demand for many banking activities. Many companies and residents in our market area are subject to mandatory “non-essential business” shut-downs and “stay at home” orders, which have reduced banking activity across our market area. In response to these mandates, Riverview has temporarily limited most locations to drive-up and ATM services, with lobby access available by appointment only, reduced hours of operation at some locations and encouraged our customers to use electronic banking platforms. We expect these measures to remain in place for an undetermined period of time. In addition, the use of quarantines and social distancing methods to curtail the spread of COVID-19—whether mandated by governmental authorities or recommended as a public health practice—may adversely affect Riverview’s operations as key personnel, employees and customers avoid physical interaction. The continued spread of COVID-19 could also negatively impact the business and operations of third-party service providers who perform critical services for Riverview’s business. It is not yet known what impact these operational changes may have on Riverview’s financial performance.

There continue to be broad concerns related to the potential effects of the COVID-19 pandemic. Even after government mandated stay at home orders expire, the aftereffects of the pandemic may continue to have an adverse effect on, among other things, (i) our ability to attract customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services and/or (iv) unemployment rates, financial markets, real estate markets or economic growth.

The outbreak of COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including a reduction in interest rates by the Federal Reserve. These reductions in interest rates, especially if prolonged, could adversely affect our net interest income, margins and our profitability.

The COVID-19 pandemic and its impact on the economy heighten the risks related to economic conditions in our market areas, interest rates, loan losses and reliance on our executives and third-party service providers. For example, borrower loan defaults that adversely affect Riverview’s earnings correlate with deteriorating economic conditions, which, in turn, may impact borrowers’ creditworthiness. If our borrowers are unable to meet their payment obligations to us, we will be required to increase our allowance for the losses through provisions for credit losses. In addition, loan programs adopted by the federal government, such as the Paycheck Protection Program (“PPP”), while intended to lessen the impact of the pandemic on businesses, may result in a decreased demand for Riverview’s loan products.

The impact of the pandemic on Riverview’s financial results is evolving and uncertain. The Company expects Riverview’s net interest income and non-interest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus and the actions by the Federal Reserve with respect to interest rates. We believe that we may experience a material adverse effect in our business, results of operations and financial condition as a result of the COVID-19 pandemic for an indefinite period. Material adverse impacts may include all or a combination of valuation impairments on Riverview’s intangible assets, investments, loans or deferred taxes.

As of the March 31, 2020, the Company does not believe there exists any impairment to our goodwill, intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. The Company assessed goodwill and concluded there was no impairment present based on the results of a qualitative test as of March 31, 2020. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.

Accounting Standards Adopted in 2020

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This accounting guidance became effective on January 1, 2020. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of the new guidance on January 1, 2020 did not have a material effect on the Company’s financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update improve the effectiveness of fair value measurement disclosures by modifying the disclosure requirements on fair value measurements in Topic 820, Fair Value

Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The ASU became effective on January 1, 2020. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. This guidance aligns the accounting for implementation costs related to a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Common examples of hosting arrangements include software as a service, platform or infrastructure as a service and other similar types of hosting arrangements. While capitalized costs related to internal-use software is generally considered an intangible asset, costs incurred to implement a cloud computing arrangement that is a service contract would typically be characterized in the company’s financial statements in the same manner as other service costs (e.g., prepaid expense). The new guidance provides that an entity would be required to amortize capitalized implementation costs over the term of the hosting arrangement on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from access to the hosted software. This update became effective on January 1, 2020. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or disclosures.

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU No. 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU No. 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. In November 2018, the FASB issued ASU No. 2018-19—Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In May 2019, the FASB issued ASU No. 2019-05 “Financial Instruments-Credit Losses (Topic 326)-Targeted Transition Relief” which amends ASU No. 2016-13 to allow companies to irrevocably elect, upon adoption of ASU No, 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which provides specific improvements and clarifications to the guidance in Topic 326. Addresses expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, financial assets secured by collateral maintenance provisions, and conforming cross-references to Subtopic 805-20. In December 2018, the federal bank regulatory agencies approved a final rule that modifies their regulatory capital rules and provides institutions the option to phase in over a three-year period any day-one regulatory capital effects of the new accounting standard. The Company has formed an internal management committee and engaged a third-party vendor to assist with the transition to the guidance set forth in this update. The committee is currently evaluating the impact of this update on the Company’s Consolidated Financial Statements, but the ALLL is expected to increase upon adoption since the allowance will be required to cover the full expected life of the portfolio. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the loan and lease portfolio at the time of adoption. Management is currently evaluating the preliminary modeling results, including a qualitative framework to account for the drivers of credit losses that are not captured by the quantitative model. In October 2019, the FASB affirmed its previously proposed amendment to delay the effective date for small reporting public companies to interim and annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company currently expects as of January 1, 2023 to recognize a one-time cumulative effect adjustment to increase the ALLL with an offsetting reduction to the retained earnings component of equity.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”. In response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this Update provide optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have a material effect on our business operations and consolidated financial statements.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Net unrealized loss on investment securities available-for-sale	$914	$676
Income tax benefit	192	142

Net of income taxes	722	534

Benefit plan adjustments	(1,117)	(1,117)
Income tax benefit	(235)	(235)

Net of income taxes	(882)	(882)

Accumulated other comprehensive loss	$(160)	$(348)

Other comprehensive income (loss) and related tax effects for the three months ended March 31, 2020 and 2019 is as follows:

Three months ended March 31,	2020	2019
Unrealized gain (loss) on investment securities available-for-sale	$1,053	$1,023
Net loss (gain) on the sale of investment securities available-for-sale (1)	(815)	42

Other comprehensive gain (loss) before taxes	238	1,065
Income tax expense (benefit)	50	224

Other comprehensive gain (loss)	$188	$841

(1)

Represents amounts reclassified out of accumulated other comprehensive income and included in net loss (gain) on sale of investment securities on the consolidated statements of income and comprehensive income.

3. Earnings per share:

Basic earnings per share is computed by dividing net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2020 and 2019:

Three months ended March 31,	2020	2019
Numerator:
Net income (loss)	$633	$(687)

Denominator:
Basic	9,223,445	9,143,316
Dilutive options	9,615

Diluted	9,233,060	9,143,316

Earnings per share:
Basic	$0.07	$(0.08)
Diluted	$0.07	$(0.08)

For the three months ended March 31, 2020, there were 37,200 outstanding stock options that were excluded from the dilutive earnings per share calculation because their effect was antidilutive. None of the outstanding stock options for the three months ended March 31, 2019 were included in the diluted earnings per share calculation because the Company recognized a net loss for the quarter.

4. Investment securities:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at March 31, 2020 and December 31, 2019 are summarized as follows:

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$9,736	$423	$6	$10,153
Tax-exempt	8,448	36	142	8,342
Mortgage-backed securities:
U.S. Government agencies	28,508	800		29,308
U.S. Government-sponsored enterprises	17,296	546		17,842
Corporate debt obligations	3,500		743	2,757

Total	$67,488	$1,805	$891	$68,402

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$24,365	$466	$7	$24,824
Tax-exempt	4,260	73		4,333
Mortgage-backed securities:
U.S. Government agencies	36,024	294	184	36,134
U.S. Government-sponsored enterprises	22,422	265	42	22,645
Corporate debt obligations	3,500		189	3,311

Total	$90,571	$1,098	$422	$91,247

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2020, is summarized as follows:

March 31, 2020	Fair Value
Within one year	$477
After one but within five years	5,423
After five but within ten years	6,486
After ten years	8,866

21,252
Mortgage-backed securities	47,150

Total	$68,402

Securities with a fair value of $46,152 and $63,389 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2020 and December 31, 2019, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More				Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	$785	$6	$		$		$785	$6
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies	4,094	142					4,094	142
U.S. Government-sponsored enterprises
Corporate debt obligation				2,757		743	2,757	743

Total	$4,879	$148		$2,757		$743	$7,636	$891

	Less Than 12 Months		12 Months or More				Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	1,280	$7	$		$		$1,280	$7
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies	15,799	184					15,799	184
U.S. Government-sponsored enterprises				3,245		42	3,245	42
Corporate debt obligations				3,311		189	3,311	189

Total	$17,079	$191		$6,556		$231	$23,635	$422

The Company had 10 investment securities, consisting of two taxable state and municipal obligations, seven mortgage-backed securities, and one corporate debt obligation that were in unrealized loss positions at March 31, 2020. Of these securities, one corporate debt obligation was in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities resulting from changes in interest rates to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2020. There was no OTTI recognized for the three months ended March 31, 2020 and 2019.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2020 and December 31, 2019 are summarized as follows. Net deferred loan costs were $885 and $1,129 at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Commercial	$121,128	$118,658
Real estate:
Construction	72,580	61,831
Commercial	476,573	455,901
Residential	209,749	207,354
Consumer	7,419	8,365

Total	$887,449	$852,109

The change in the allowance for loan losses account by major loan classifications for the three months ended March 31, 2020 and 2019 is summarized as follows:

		Real Estate
March 31, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2020	$1,953	$473	$3,115	$1,820	$155		$7,516
Charge-offs	(899)		(95)		(130)		(1,124)
Recoveries	2		1		56		59
Provisions	615	222	896	(107)	71	$103	1,800

Ending balance	$1,671	$695	$3,917	$1,713	$152	$103	$8,251

		Real Estate
March 31, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance, January 1, 2019	$1,162	$404	$3,298	$1,286	$50		$148	$6,348
Charge-offs	(376)				(144)			(520)
Recoveries	5		1	1	68			75
Provisions	232	(123)	160	279	183		(148)	583

Ending balance	$1,023	$281	$3,459	$1,566	$157	$		$6,486

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2020 and December 31, 2019 is summarized as follows:

			Real Estate
March 31, 2020	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,671		$695		$3,917		$1,713		$152		$103		$8,251

Ending balance:
individually evaluated for impairment		29				87								116

Ending balance:
collectively evaluated for impairment		1,642		695		3,830		1,713		152		103		8,135

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$121,128		$72,580		$476,573		$209,749		$7,419	$			$887,449

Ending balance:
individually evaluated for impairment		1,218				1,405		2,062						4,685

Ending balance:
collectively evaluated for impairment		119,909		72,580		473,656		207,456		7,419				881,020

Ending balance:
purchased credit impaired loans		$1	$			$1,512		$231	$		$			$1,744

			Real Estate
December 31, 2019	Commercial		Construction		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$1,953		$473		$3,115		$1,820		$155	$		$7,516

Ending balance:
individually evaluated for impairment		712				218							930

Ending balance:
collectively evaluated for impairment		1,241		473		2,897		1,820		155			6,586

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$	$

Loans receivable:
Ending balance		$118,658		$61,831		$455,901		$207,354		$8,365	$		$852,109

Ending balance:
individually evaluated for impairment		2,260				1,224		2,085					5,569

Ending balance:
collectively evaluated for impairment		116,390		61,831		453,156		205,026		8,365			844,768

Ending balance:
purchased credit impaired loans		$8	$			$1,521		$243	$		$		$1,772

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2020 and December 31, 2019:

March 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$111,111	$5,964	$4,053	$	$121,128
Real estate:
Construction	71,454	1,126			72,580
Commercial	453,374	8,430	14,769		476,573
Residential	205,926	1,418	2,405		209,749
Consumer	7,419				7,419

Total	$849,284	$16,938	$21,227	$	$887,449

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$109,190	$5,992	$3,476	$	$118,658
Real estate:
Construction	61,678	153			61,831
Commercial	430,771	9,271	15,859		455,901
Residential	203,381	1,437	2,536		207,354
Consumer	8,365				8,365

Total	$813,385	$16,853	$21,871	$	$852,109

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2020 and December 31, 2019. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$385	$15	$23	$423	$119,917	$787	$121,127
Real estate:
Construction	584	978		1,562	71,018		72,580
Commercial	9,577	1,361		10,938	463,481	642	475,061
Residential	5,062	137	652	5,851	203,048	619	209,518
Consumer	65	17	16	98	7,321		7,419

Total	$15,673	$2,508	$691	$18,872	$864,785	$2,048	$885,705

Purchased credit impaired loans							1,744

Total Loans							$887,449

	Accrual Loans							Nonaccrual Loans	Total Loans
December 31, 2019	30-59 Days Past Due	60-89 Days Past Due		90 or More Days Past Due		Total Past Due	Current
Commercial	$137	$		$		$137	$117,354	$1,159	$118,650
Real estate:
Construction	9					9	61,822		61,831
Commercial	147					147	453,774	459	454,380
Residential	3,402		820		18	4,240	202,202	669	207,111
Consumer	84		14		27	125	8,240		8,365

Total	$3,779		$834		$45	$4,658	$843,392	$2,287	$850,337

Purchased credit impaired loans									1,772

Total Loans									$852,109

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2020 and 2019, and as of and for the year ended, December 31, 2019 by major loan classification:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	This Quarter
March 31, 2020				Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,098	$1,208		$873	$68
Real estate:
Construction
Commercial	2,550	2,550		2,837	47
Residential	2,292	2,422		2,345	25
Consumer

Total	5,940	6,180		6,055	140

With an allowance recorded:
Commercial	121	121	$29	653
Real estate:
Construction
Commercial	367	367	87	513	4
Residential				45
Consumer

Total	488	488	116	1,211	4

Commercial	1,219	1,329	29	1,526	68
Real estate:
Construction
Commercial	2,917	2,917	87	3,350	51
Residential	2,292	2,422		2,390	25
Consumer

Total	$6,428	$6,668	$116	$7,266	$144

	Recorded Investment	Unpaid Principal Balance	Related Allowance	For the Year Ended
December 31, 2019				Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,147	$1,257		$648	$660
Real estate:
Construction
Commercial	1,963	1,963		3,124	1,456
Residential	2,329	2,467		2,397	173
Consumer

Total	5,439	5,687		6,169	2,289

With an allowance recorded:
Commercial	1,121	1,121	$712	685
Real estate:
Construction
Commercial	782	936	218	658	17
Residential				91
Consumer

Total	1,903	2,057	930	1,434	17

Commercial	2,268	2,378	712	1,333	660
Real estate:
Construction
Commercial	2,745	2,899	218	3,782	1,473
Residential	2,329	2,467		2,488	173
Consumer

Total	$7,342	$7,744	$930	$7,603	$2,306

	Recorded Investment	Unpaid Principal Balance	Related Allowance	This Quarter
March 31, 2019				Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$189	$189		$169	$23
Real estate:
Construction	85	85		43
Commercial	4,257	4,257		4,271	100
Residential	2,217	2,217		2,342	91
Consumer

Total	6,748	6,748		6,825	214

With an allowance recorded:
Commercial	841	841	$77	1,045
Real estate:
Construction
Commercial	371	371	91	453	4
Residential	180	318	55	181	1
Consumer

Total	1,392	1,530	223	1,679	5

Commercial	1,030	1,030	77	1,214	23
Real estate:
Construction	85	85		43
Commercial	4,628	4,628	91	4,724	104
Residential	2,397	2,535	55	2,523	92
Consumer

Total	$8,140	$8,278	$223	$8,504	$219

For the three months ended March 31, interest income related to impaired loans, would have been $21 in 2020 and $60 in 2019 had the loans been current and the terms of the loans not been modified.

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

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructures that are classified as impaired. Troubled debt restructures totaled $2,680 at March 31, 2020, $2,701 at December 31, 2019 and $2,765 at March 31, 2019.

There were no loans modified as troubled debt restructures for the three months ended March 31, 2020. There was one loan modified as a troubled debt restructure for the three months ended March 31, 2019.

During the three months ended March 31, 2020, there was one default for a commercial real estate loan totaling $368 on loans restructured. During the three months ended March 31, 2019 there was one default on a restructured residential loan.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused portions of lines of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk over and above the amount recognized in the consolidated balance sheets.

Unused portions of off-balance sheet commitments at March 31, 2020, totaled $160,714, consisting of $85,796 in lines of credit, $32,263 in construction loans, $14,395 in commitments to extend credit, $23,745 in deposit overdraft protection and $4,515 in standby letters of credit. In comparison, unused portions of off-balance sheet commitments, at December 31, 2019, totaled $176,243, consisting of $81,665 in lines of credit, $41,168 in construction loans, $24,954 in commitments to extend credit, $23,730 in deposit overdraft protection and $4,726 in standby letters of credit.

6. Other assets:

The components of other assets at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Other real estate owned	$346	$82
Bank owned life insurance	30,840	30,647
Restricted equity securities	1,857	990
Deferred tax assets	4,169	4,272
Lease right-of-use assets	3,678	3,856
Other assets	6,262	6,082

Total	$47,152	$45,929

7. Leases:

On March 31, 2020, the Company leased 14 of its 31 locations. The Company’s operating lease right-of-use (“ROU”) assets and related lease liabilities were $3,678 and $3,723, respectively, and have remaining terms ranging from 1 to 34 years, including extension options that the Company is reasonably certain will be exercised. For the three months ended March 31, 2020, operating lease cost totaled $199. On March 31, 2019 the Company’s lease ROU assets and related lease liabilities were $3,606 and $3,616, respectively. For the quarter ended March 31, 2019, operating lease cost totaled $147.

The table below summarizes other information related to our operating leases:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$199	$136
ROU assets obtained in exchange for lease liabilities	$—	$3,719
Weighted average remaining lease term—operating leases, in years	9.13	12.10
Weighted average discount rate—operating leases	3.01%	3.29%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability.

2020	$572
2021	754
2022	697
2023	485
2024	317
Thereafter	1,567

Total lease payments	4,392
Less imputed interest	669

$3,723

For the three months ended March 31, 2020, the Company did not enter into any new lease arrangements.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
March 31, 2020	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$10,153		$10,153
Tax-exempt	8,342		8,342
Mortgage-backed securities:
U.S. Government agencies	29,308		29,308
U.S. Government-sponsored enterprises	17,842		17,842
Corporate debt obligations	2,757		2,757

Total	$68,402		$68,402

	Fair Value Measurement Using
December 31, 2019	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$24,824		$24,824
Tax-exempt	4,333		4,333
Mortgage-backed securities:
U.S. Government agencies	36,134		36,134
U.S. Government-sponsored enterprises	22,645		22,645
Corporate debt obligations	3,311		3,311

Total	$91,247		$91,247

Other real estate owned: Assets acquired through loan foreclosure are recorded at fair value less estimated costs to sell, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off. If the fair value is higher than the carrying amount of the loan, the excess is recognized first as a recovery and then as noninterest income. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value differs from the fair value, less estimated selling costs. Fair value is based on recent real estate appraisals, current sale value assessments by real estate agents or pending offers to acquire by independent buyers and is updated at least annually. The Company classifies other real estate owned in level 3 of the fair value hierarchy.

Impaired loans: The fair value of impaired loans is specifically reviewed for purposes of determining the appropriate amount of impairment to be allocated to the ALLL. Fair value is generally measured based on the value of the collateral securing the loans.

Collateral may include but is not necessarily limited to real estate, personal or business assets including vehicles, equipment, inventory, accounts receivable or marketable securities. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based on an outside appraisal, if deemed significant, or the net book value on the applicable borrower financial statements. Likewise, values for inventory, accounts receivable or marketable security collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate or custodian account statements (Level 3). Impaired loans are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income (Loss).

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
March 31, 2020	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$346			$346
Impaired loans, net of related allowance	372			372

Total	$718			$718

	Fair Value Measurement Using
December 31, 2019	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$82			$82
Impaired loans, net of related allowance	973			973

Total	$1,055			$1,055

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at March 31, 2020 and December 31, 2019.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2020	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$346	Appraisal of collateral	Appraisal adjustments	46.0% to 60.0% (47.0)%
			Liquidation expenses	10.0% to 10.0% (10.0)%
Impaired loans	$372	Appraisal of collateral	Appraisal adjustments	10.0% to 50.0% (32.0)%
			Liquidation expenses	0.0% to 12.3% (5.7)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$82	Appraisal of collateral	Appraisal adjustments	42.0% to 60.0% (52.0)%
			Liquidation expenses	10.0% to 10.0% (10.0)%
Impaired loans	$973	Appraisal of collateral	Appraisal adjustments	10.0% to 50.0% (22.0)%
			Liquidation expenses	9.5% to 12.3% (8.8)%

The carrying and fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019 and their placement within the fair value hierarchy are as follows:

	Carrying Amount	Fair Value Hierarchy
March 31, 2020		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$73,235	$73,235	$73,235
Investment securities	68,402	68,402		$68,402
Loans held for sale	272	272		272
Net loans (1)	879,198	860,456			860,456
Accrued interest receivable	2,589	2,589		345	2,244
Financial liabilities:
Deposits	$958,503	$962,450		$962,450
Long-term debt	26,992	26,575		26,575
Accrued interest payable	424	424		424

	Carrying Amount	Fair Value Hierarchy
December 31, 2019		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$50,348	$50,348	$50,348
Investment securities available-for-sale	91,247	91,247		$91,247
Loans held for sale	81	81		81
Net loans (1)	844,593	836,074			$836,074
Accrued interest receivable	2,414	2,414		461	1,953
Financial liabilities:
Deposits	$940,480	$940,546		$940,546
Long-term debt	6,971	6,971		6,971
Accrued interest payable	435	435		435

1)

The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU No. 2016-01 where the fair value of loans as of March 31, 2020 and December 31, 2019 was measured using an exit price notion.

9. Subsequent Events:

In December 2019, COVID-19 surfaced in Wuhan, China, and has since spread around the world, resulting in significant business and social disruption. COVID-19 was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020. The operations and business results of the Company are being materially affected by the pandemic. As of April 30, 2020, we have granted temporary modifications to consumer and commercial loan customers for 355 loans with outstanding balances totaling $185,188, or 20.9%, of total loans. The deferral of interest payments on these loans total $2,024. The Company has also participated in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program, a multi-billion dollar specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. Through April 30, 2020, the Company has submitted 1,534 PPP loans totaling $297,400, most of which have been approved and await customer execution of the loan documents. The Company is utilizing the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to meet the funding needs of its borrowers of PPP loans.

The extent to which the coronavirus may impact business activity or financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

Riverview Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to achieve the intended benefits of acquisitions and integration of previously acquired businesses; restructuring initiatives; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform. Most recently, the risk factors associated with the onset of COVID-19 could have a material adverse effect on significant estimates, operations and business results of Riverview. For a discussion of the risks and potential impacts of the COVID-19 refer to Note 1 entitled “Summary of Significant Accounting Policies-Basis of presentation” in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2019. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 16, 2020.

Operating Environment:

Economic growth measured as gross domestic product (“GDP”), the value of all goods and services produced in the United States, decreased at an annualized rate of 4.8% in the first quarter of 2020. The decline in first quarter GDP was primarily in response to the spread of COVID-19, as governments issued “stay-at-home” orders in March. This led to rapid changes in demand, as businesses and schools switched to remote work or canceled operations, and consumers canceled, restricted or redirected their spending. The decrease in GDP in the first quarter reflected negative contributions from personal consumption expenditures (“PCE”), nonresidential fixed investment, exports, and private inventory investment that were partly offset by positive contributions from residential fixed investment, federal government spending, and state and local government spending. The decrease in PCE reflected decreases in services, led by health care and travel, and goods, led by motor vehicles and parts and services.

The impact of the virus has been felt nationally and within our primary market area as unemployment rates have begun to escalate. Unemployment in the United States was 4.4% and 3.8% in March 2020 and 2019. respectively. With respect to the markets we serve, the unemployment rate increased in all the counties in which we have office locations. The average unemployment rate for counties in our market area increased to 6.3% in March 2020 compared to 4.5% in March 2019. The resulting impacts of the pandemic on consumer and business customers, including the sudden significant increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers and delinquency rates. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect borrowers’ ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn may influence the recognition of credit losses in our loan portfolios and has increased our allowance for loan losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Disruptions to our customers’ businesses could also result in declines in, among other things, trust and wealth management revenue. These developments, as a consequence of the pandemic, are materially impacting our business, the businesses of our customers and are expected to have a material adverse effect on our financial results for 2020, as evidenced by our first quarter results.

Inflationary pressure was tempered as reflected by the PCE price index increasing at a lower rate of 1.3 percent, compared with an increase of 1.4 percent. The Consumer Price Index (“CPU”) declined 0.4 percent in March on a seasonally adjusted basis, the largest monthly decline since January 2015. Over the last 12 months, the CPU increased 1.5 percent caused primarily by a sharp decline in gasoline prices along with decreases in airline fares, lodging and apparel costs. Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the Federal Open Market Committee of the Federal Reserve Board to aggressively cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50-basis point reduction on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. Accordingly, these monetary policy actions have already adversely impacted and may continue to impact our net interest margin if we are unable to reduce fund costs at the same magnitude or pace as repricing earning assets. Based on the aforementioned economic conditions, we believe that we may experience a material adverse effect in our business, results of operations and financial condition as a result of the COVID-19 pandemic for an indefinite period.

Review of Financial Position:

Total assets increased $37,089 to $1,117,043 at March 31, 2020, from $1,079,954 at December 31, 2019. Loans, net, increased to $887,449 at March 31, 2020, compared to $852,109 at December 31, 2019, an increase of $35,340. Business lending, including commercial and commercial real estate loans, increased $23,142, retail lending, including residential mortgages and consumer loans, increased $1,449, and construction lending increased $10,749 during the three months ended March 31, 2020. Investment securities decreased $22,845, or 25.0%, in the three months ended March 31, 2020. Noninterest-bearing deposits increased $1,228, while interest-bearing deposits increased $16,795 during the three months ended March 31, 2020. Total stockholders’ equity increased $331, to $118,441 at March 31, 2020 from $118,110 at year-end 2019. For the three months ended March 31, 2020, total assets averaged $1,085,345, a decrease of $44,305 from $1,129,650 for the same period in 2019.

Investment Portfolio:

The Company’s entire investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale totaled $68,402 at March 31, 2020, a decrease of $22,845, or 25.0%, from $91,247 at December 31, 2019. During 2019, management put into action a strategic initiative to reconstitute the footprint of its distribution channel from underperforming markets to regions with greater growth and profit potential. As part of this plan, we hired a number of established and seasoned commercial relationship managers to operate in these new markets during the latter part of 2019. As a result, we experienced significant loan growth in the first quarter of 2020. The onset of COVID-19 caused a marked reduction in general market rates which increased the value of fixed rate securities and lowered the yield on adjustable rate securities. This provided us the opportunity to partially fund our loan demand and reduce our exposure to falling interest rates through the sale of investment securities at a net gain. Accordingly, we sold $27,168 in investment securities available-for-sale which consisted of equal portions of longer-term municipal obligations and adjustable rate US Government mortgage backed securities. The net gain on the sale amounted to $815 in the first quarter of 2020 compared to a net loss recognized of $42 in the first quarter of 2019.

For the three months ended March 31, 2020, the investment portfolio averaged $82,028, a decrease of $26,228, compared to $108,256 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 25 basis points to 2.85% for the three months ended March 31, 2020, from 3.10% for the comparable period of 2019.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding gain, included as a separate component of stockholders’ equity of $722, net of deferred income taxes of $192 at March 31, 2020. This compares with a net unrealized holding gain of $534, net of deferred income taxes of $142, at December 31, 2019. The increase in the unrealized holding gain was the result of reductions in general market rates.

Loan Portfolio:

Loans, net, increased to $887,449 at March 31, 2020 from $852,109 at December 31, 2019, an increase of $35,340, or 4.1%. Business loans, including commercial and commercial real estate loans, increased $23,142, or 4.0%, to $597,701 at March 31, 2020 from $574,559 at December 31, 2019. Retail loans, including residential real estate and consumer loans, increased $1,449, or 0.7%, to $217,168 at March 31, 2020 from $215,719 at December 31, 2019. Construction lending increased $10,749, or 17.4%, to $72,580 at March 31, 2020 from $61,831 at December 31, 2019. Construction loans consisted of $10,005 for residential homes and rental properties and $62,575 for land development loans at March 31, 2020. Residential construction loans included $4,684 for loans to individuals to build personal residences and $5,231 for loans to finance builders of residential properties. Land development loans consisted of $8,285 for residential land developments, $52,129 for commercial land developments and $2,161 for consumer land loans. The increase in loan growth was due to originations in new and existing markets and from the addition of relationship managers hired in the latter part of 2020.

For the three months ended March 31, 2020, loans, net averaged $874,420, a decrease of $12,393 compared to $886,813 for the same period in 2019. The tax-equivalent yield on the loan portfolio was 4.64% for the three months ended March 31, 2020, a 38-basis point decrease from 5.02% for the comparable period last year. Loan accretion included in loan interest income in the first three months of 2020 related to acquired loans was $132 compared to $439 for the same period in 2019.

The economic slowdown associated with COVID-19 may have an adverse impact on the growth and asset quality of our loan portfolio, especially those industry segments being severely impacted by the pandemic. Specifically, we have identified the following industries, by the amount of aggregate loans and percentage of total loans as of March 31, 2020 in our loan portfolio that may have increased exposure to this pandemic event:

	March 31, 2020
Industry:	Amount	% of Total Loans
Mining, Quarry, Oil and Gas	$1,706	0.2%
Construction-Land Subdivision	20,232	2.3%
Manufacturing	12,606	1.4%
Wholesale Trade	4,999	0.6%
Automobile Dealers	7,086	0.8%
Non-Residential Rentals and Leasing	259,240	29.2%
Residential Rental and Leasing	110,028	12.4%
Health Care	11,915	1.3%
Arts, Entertainment and Recreation	5,683	0.6%
Hospitality	56,750	6.4%
Restaurants	8,873	1.0%

	$499,118	56.2%

There have been a number of initiatives recently instituted by the Federal Government that may help offset the adverse impact on the growth and asset quality of our loan portfolio. In response to the economic slowdown caused by COVID-19, President Donald Trump signed into law the CARES Act on March 27, 2020 which included numerous provisions including the institution of the establishment of the PPP. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production as a result of the COVID-19 pandemic. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employment-sustaining payroll costs and benefits, as well as other significant costs including the small businesses’ rent, mortgage, and utilities. There has been considerable demand for PPP loans implemented by the CARES Act. As a U.S. Small Business Administration (“SBA”) lender, we have been participating in the PPP and were able to approve 296 PPP loans totaling $39,700 in the first round of government funding. On April 24, 2020, the President signed into law a second round of PPP funding. We continue to actively participate in the PPP and as of April 30, 2020 have submitted 1,238 additional applications approximating $257,700 to the SBA in the second round of funding, most of which have been approved and await customer execution of the loan documentation. On April 9, 2020, the FDIC, Federal Reserve and OCC created the PPPLF to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. We intend to utilize the liquidity relief offered by the PPPLF to the extent needed and as a result, do not expect our participation in the PPP to have a negative impact on our liquidity position, capital resources, financial condition or results of operations. Offsetting the positive influence offered by the PPP is the fact that most states, including the Commonwealth of Pennsylvania, have placed significant restrictions on non-essential businesses as well as enforcing social distancing. The longer these restrictions are in place the more severe the effects of the economic slowdown will be and the greater the negative consequences for our loan customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.

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

Unused portions of off-balance sheet commitments at March 31, 2020, totaled $160,714, consisting of $85,796 in lines of credit, $32,263 in construction loans, $14,395 in commitments to extend credit, $23,745 in deposit overdraft protection and $4,515 in standby letters of credit. In comparison, unused portions of off-balance sheet commitments, at December 31, 2019, totaled $176,243, consisting of $81,665 in lines of credit, $41,168 in construction loans, $24,954 in commitments to extend credit, $23,730 in deposit overdraft protection and $4,726 in standby letters of credit.

With the onset of the COVID-19 pandemic, we are continually monitoring draws on unused portions of lines of credit and construction loans. Unused portions of lines of credit totaled $85,796 at March 31, 2020, consisting of $52,694 of commercial lines of credit and $33,102 of consumer lines of credit. Comparatively, subsequent to quarter end, unused portions of lines of credit totaled $88,653 at April 30, 2020, consisting of $55,260 of commercial lines of credit and $33,393 of consumer lines of credit. Unused portions of construction loans totaled $32,263 at March 31, 2020 consisting of $29,022 of commercial construction loans and $3,241 of consumer construction loans. In comparison, at April 30, 2020 unused portions of construction loans totaled $24,373 consisting of $22,398 of commercial construction loans and $1,975 of consumer construction loans.

Asset Quality:

National, Pennsylvania and our market area unemployment rates at March 31, 2020 and 2019 are summarized as follows:

	2020	2019
United States	4.4%	3.8%
Pennsylvania	6.0%	4.3%
Berks County	5.9%	4.2%
Blair County	6.2%	4.3%
Bucks County	5.2%	3.8%
Centre County	4.4%	3.0%
Clearfield County	8.0%	5.6%
Cumberland County	4.3%	3.1%
Dauphin County	5.3%	3.7%
Huntingdon County	9.4%	6.6%
Lebanon County	5.2%	3.7%
Lehigh County	6.0%	4.5%
Lycoming County	7.4%	5.2%
Perry County	5.0%	3.7%
Schuylkill County	7.1%	5.5%
Somerset County	8.2%	5.8%

Employment conditions deteriorated in 2020 for the Nation, Commonwealth of Pennsylvania and within every county in which we have branch locations. The average unemployment rate for all our counties increased to 6.3% in 2020 from 4.5% in 2019. The lowest unemployment rate in 2020 for all the counties we serve was 4.3% which was in Cumberland County, and the highest recorded rate being 9.4% in Huntingdon County. An increase in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.

We currently have in place a number of processes, procedures and monitoring tools to manage credit risk that will assist us in navigating our Company through this pandemic, including but not limited to:

•	Approval Process – No single approval authorities. All loans are approved by two authorized officers with higher exposures approved by a committee process.

•	Concentration Management – Concentration limits by industry are established by policy and monitored and reported to the Board of Directors quarterly.

•

CRE Stress Testing – CRE Stress testing is conducted at the individual transaction level for new loans and with annual reviews of existing relationships. The credit department utilizes a cash flow analysis to stress individual loans for increased interest rate, decreased occupancy, and a combination of these two scenarios. In addition, a break-even interest rate and break-even occupancy level is calculated.

CRE Stress Testing is also conducted quarterly at the portfolio level with results reported to the Board of Directors. The stress testing includes a mild and severe stress test. The stress test factors include: Interest rate shocks for both fixed and variable rate loans; changes or declines in Net Operating Income; and declines in collateral value. Asset quality is quantified by analyzing Loan-to-Value and Debt Service Coverage ratios. Stress testing is commensurate with our current and projected credit risk profile. Management will revisit stress testing procedures in the event our risk profile changes. Changes in the risk profile may stem from the introduction of a new product, changes in economic conditions both locally and nationally, or other internal or external factors that may affect credit quality.

A CRE market summary report is prepared and reported to the Board of Directors quarterly. The report provides a detailed analysis of CRE activity for each of the Bank’s geographic markets, and for each property type within each market. Job growth, employment statistics, demographic statistics, supply and demand, absorption rates, vacancy rates, rental and expense data and market sales history are all considered.

•

Loan Quality Review – A Commercial Loan Quality Review meeting is conducted quarterly by the Chief Credit Officer and Chief Lending Officer. Commercial account officers, the Credit Manager and the Special Assets Manager are required to attend. This process is intended to ensure the accuracy and timeliness of risk ratings, and to provide a framework for monitoring and managing problem accounts. Credits reviewed include all Pass/Watch rated loans over $750, and all Special Mention and all Substandard rated loans over $25.

•

Collection Committee – The Collection Committee consist of the President and Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Chief Strategy Officer, and Special Assets Manager. The Collection Committee meets bi-weekly, or more often if necessary. The Collection Committee reviews all delinquent accounts, all non- accrual accounts, all bankruptcies and workouts in process. The committee is responsible to approve all charge off recommendations, placement of accounts into and out of nonaccrual status, troubled debt restructurings, OREO transactions and sale of OREO, and other actions to be taken on problem loans.

•

External Loan Review – The Bank engages an outside independent firm on at least an annual basis to conduct a full scope loan review. The scope of review is determined and structured to ensure that the number of loans and percentage of dollar coverage of the commercial loan and commercial mortgage portfolios reviewed will be sufficient to achieve the below-stated objectives and conform to regulatory standards. The objectives of the review are as follows: (i) to identify, evaluate and appropriately grade loans that have potential or existing credit weaknesses; (ii) to determine the overall quality of commercial and industrial loan and commercial real estate mortgage portfolios, including the effect of any concentrations of credit and the changes in the level of such concentrations; (iii) to identify exceptions in financial, loan and collateral documentation; (iv) to evaluate compliance with laws, regulations and internal policies relating to commercial lending activities, and; (v) to provide recommendations on policies, procedures and practices, if appropriate.

Our asset quality deteriorated slightly in the three months ended March 31, 2020. Nonperforming assets increased $651, or 12.8%, to $5,731 at March 31, 2020, from $5,080 at December 31, 2019. We experienced increases in other real estate owned and accruing loans past due 90 days or more partially offset by decreases in nonaccrual loans and accruing troubled debt restructured loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.65% at March 31, 2020 compared to 0.60% at December 31, 2019.

Loans on nonaccrual status decreased $239 to $2,048 at March 31, 2020 from $2,287 at December 31, 2019. The decrease in nonaccrual loans was due to decreases of $372 in commercial loans and $50 in residential loans, offset partially by an increase of $183 in commercial real loans. Accruing troubled debt restructured loans declined $20, to $2,646 at March 31, 2020 from $2,666 at December 31, 2019. Accruing loans past due 90 days or more increased $646, and other real estate owned increased $264 during the three months ended March 31, 2020.

Nonperforming assets decreased $226 to $5,731 at March 31, 2020 from $5,957 at March 31, 2019. Decreases in nonaccrual loans, accruing troubled debt restructured loans and other real estate owned were partially offset by an increase in accruing loans past due 90 days or more.

In response to the COVID-19 pandemic and its economic impact to our customers, we implemented short-term modification programs that comply with regulatory and accounting guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due at the time we implemented our modification programs. These programs allow for a deferral of principal, or principal and interest payments for a maximum of 180 days on a cumulative and successive basis. The deferred payments, including interest accrued during the deferral period, if applicable, result in the extension of the loan due date by the number of months deferred. As of March 31, 2020, we had not granted any deferral of payments under these programs.

As of April 30, 2020, we have granted temporary modifications to consumer and commercial loan customers for 355 loans with outstanding balances totaling $185,188, or 20.9%, of total loans. Depending on the circumstances and request from the borrower, modifications were made to defer all payments for loans requiring principal and interest payments, or to defer principal payments only and continue to collect interest payments, or to defer all interest payments for loans requiring interest only payments. The following table summarizes information concerning loan modifications made as of April 30, 2020, by loan classification:

	Number of Loans	Amount	% of Outstanding	Aggregate Deferred Payments
				Principal	Interest
Commercial	83	$24,522	20.2%	$631	$315

Construction:
Commercial	14	10,013	18.3%	50	128
Hospitality	3	15,761	88.9%	55	185

Total	17	25,774	35.5%	105	313

Commercial Real Estate:
Multi Family	13	4,786	8.4%	74	44
Owner Occupied	69	30,897	24.5%	623	322
Non-Owner Occupied	29	48,413	21.8%	1,481	304
Hospitality	7	21,930	56.6%	241	276
Agricultural	10	6,725	20.5%	102	124

Total	128	112,751	23.7%	2,521	1,070

Residential Real Estate	116	21,897	10.4%	307	320

Consumer	11	244	3.3%	8	6

Total	355	$185,188	20.9%	$3,572	$2,024

In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications are not troubled debt restructurings (“TDR”) if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to the implementation of our deferral programs. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification programs were implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For all borrowers who enroll in these loan modification programs offered as a result of COVID-19, the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program, and the modifications will not impact a borrower’s repayment history for credit repayment reporting purposes. For borrowers who are 30 days or more past due when enrolling in a loan modification program related to the COVID-19 pandemic, we evaluate the loan modifications under our existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR.

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

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, the Chief Credit Officer identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing standard criteria. Grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events. However, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions. We continue to evaluate risks which may impact our loan portfolios. As a result of the coronavirus pandemic and resultant business shutdowns and unemployment spikes, we reviewed our loan portfolio segments, assessing the likely impact of COVID-19 on each segment and established specific qualitative adjustment factors. As we weigh additional information on the potential impact of this event on our overall economic prospects coupled with our loan officers’ further assessments of the impact on individual borrowers, our delinquencies and loss estimates will be revised as needed, and these revisions could have a material impact on future provisions to the allowance for loan losses and results of operations. For additional disclosure related to the allowance for loan losses refer to the note entitled, “Loans, net and Allowance for Loan Losses”, in the Notes to Consolidated Financial Statements to this Quarterly Report.

The allowance for loan losses increased $735 to $8,251 at March 31, 2020, from $7,516 at the end of 2019. The increase in the allowance was a result of the provision for loan losses of $1,800 for the first three months of 2020 exceeding net charge-offs for the period. The provision for loan losses totaled $1,800 for the quarter ended March 31, 2020, compared to $583 for the same period in 2019. The increase in the provision for loan losses was the combined result of loan growth, increases in historical loss factors primarily due to the charge-off of one large unsecured credit, and changes in qualitative factors related to the reserve build associated with the effects of COVID-19 as of the balance sheet date. During the first quarter of 2020, the economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic, which impacted our allowance for loan losses. Our qualitatively determined allowance associated with deterioration in the macroeconomic outlook from COVID-19 resulted in a $477 additional provision expense for credit losses. For the three months ended March 31, net charge-offs were $1,065, or 0.49%, of average loans outstanding in 2020 compared to $445, or 0.20%, of average loans outstanding for the same period in 2019. The increase in net charge-offs was primarily due to one commercial account relationship, totaling $899, and one commercial real estate loan, totaling $95, that were charged off due to deterioration in their financial conditions.

Deposits:

We attract the majority of our deposits from within our 14-county market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2020, total deposits increased $18,023 to $958,503 from $940,480 at December 31, 2019. Noninterest-bearing transaction accounts increased $1,228 while interest-bearing accounts increased $16,795. Specifically, interest-bearing transaction accounts, including money market, NOW and savings, increased $10,806 and time deposits, including certificates of deposit and individual retirement accounts increased $5,989 in the three months ended March 31, 2020.

For the three months ended March 31, interest-bearing deposits averaged $795,084 in 2020 compared to $835,687 in 2019. The cost of interest-bearing deposits was 0.90% in 2020 compared to 1.01% in 2019. Consistent with recent FOMC actions to lower short-term rates due to the onset of COVID-19, we also took actions to lower deposit rates to fend off net interest margin contraction due to changes in yields on floating and adjustable rate loans. We anticipate deposit costs to continue to decrease in the short term based on the impact of recent actions of the FOMC to lower its target federal funds rate in the latter part of March 2020.

We expect core deposits to increase in the coming months. Many consumers are working from home or temporarily unemployed but still receiving income through unemployment insurance. Additionally, many Americans are receiving their tax refunds for the 2019 filing year and stimulus payments from the CARES Act. Since consumers have fewer ways to spend their money during the stay at home orders and social distancing practices brought on by the COVID-19 pandemic, we expect our retail deposit base to increase, until such time, as the threat from the virus dissipates and states are allowed to open their businesses once again. The increases due to these factors may be offset by deposit decreases as a result of individuals utilizing savings due to job losses along with school districts decreasing reserves.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Atlantic Community Bankers Bank (“ACBB”), Pacific Community Bankers Bank and the FHLB. At March 31, 2020 and December 31, 2019, we did not have any short-term borrowings outstanding.

Long-term debt totaled $26,992 at March 31, 2020 as compared to $6,971 at December 31, 2019. For the three months ended March 31, long-term debt averaged $11,817 in 2020 and $6,902 in 2019. At the end of March 2020, we borrowed $20,000 of term debt from the FHLB to take advantage of reductions in general market rates. These funds will bolster our liquidity position and provide necessary funding for loans in the process of being closed. The amount of the term debt was spread equally over three, five and seven year maturities. The FHLB borrowing had a weighted average rate of 0.90% and weighted average life of five years. As a FHLB member, we are required to buy a portion of stock in FHLB for each advance. The adjusted weighted average cost of the borrowing decreases to 0.57% considering the addition of the dividend rate on the FHLB stock at the time the borrowing was granted. The average cost of long-term debt was 4.19% in the three months ended March 31, 2020, a decrease from 7.87% for the same period last year.

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

As a result of the FOMC’s recent actions to lower short-term interest rates in order to mitigate the impact of the COVID-19 pandemic on the economy, it has become increasing more challenging to manage IRR. IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program that is overseen by the Board of Directors and senior management, which involves a comprehensive risk management process to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in a bank’s risk management process or high-risk exposure relative to capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of a bank’s risk management process is a determining factor when evaluating capital adequacy.

The Asset Liability Committee (“ALCO”), comprised of members of our senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate-sensitive assets (“RSA”) and rate-sensitive liabilities (“RSL”), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. Conversely, a negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio of less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

Our cumulative one-year RSA/RSL ratio equaled 1.54 at March 31, 2020. Given the recent monetary policy actions of the FOMC based on uncertainty surrounding the timing of the recovery from the pandemic and the potential for rates to remain at these low levels, the focus of ALCO has been to lower our exposure to the effect of repricing assets.

The current position at March 31, 2020, indicates that the amount of RSA repricing within one year would exceed that of RSL, with declining rates causing a decrease in net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Given an instantaneous and parallel shift in interest rates of plus and minus 100 basis points, our projected net interest income for the 12 months ending March 31, 2021, would increase 2.76% and decrease 5.48% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Historically, core deposits have been the primary source of liquidity because of their stability and lower cost, in general, when compared to other types of funding sources. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available for sale securities and mortgage loans held for sale. We believe liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

As a result of the onset of the COVID-19 pandemic, we have placed increased emphasis on solidifying, monitoring and managing our liquidity position. We believe our liquidity position is strong. At March 31, 2020, we had available liquidity of $73,235 from cash and interest-bearing balances with other banks. Our investment securities portfolio is comprised primarily of highly liquid U.S. Government and Government-Sponsored Enterprises and high credit quality municipal securities. At March 31, 2020, available-for-sale investment securities totaled $68,402, and had a net unrealized holding gain of $914. Our secondary sources of liquidity consist of the available borrowing capacity at the Federal Home Loan Bank (“FHLB”), Atlantic Coast Bankers Bank (“ACBB”) and Pacific Coast Bankers Bank (“PCBB”) and through a relationship with StoneCastle Partners LLC, a third party financial institution who provides cash management services to institutional investors. At March 31, 2020, our available borrowing capacity was $359,350 at the FHLB was $10,000 each at ACBB and PCBB. StoneCastle provides deposits to community banks up to 15% of their total assets, which would amount to additional liquidity of $167,556 for us based on March 31, 2020. As aforementioned, we intend to utilize the liquidity relief offered by the PPPLF to the extent needed and as such do not expect our participation in the PPP to have a negative impact on our liquidity position.

With respect to monitoring and managing our liquidity, in addition to our normal quarterly liquidity reporting to the Risk Committee that includes stress testing under moderate, severe and extreme scenarios, we have instituted a formalized presentation monthly using various metrics to assist the entire Board of Directors in assessing our liquidity position. With the changes in the industry related to COVID-19, we have focused on maintaining greater liquidity. We believe liquidity needs could be greater during this volatile time within the industry and markets. Based upon this volatility, we took steps to maintain a greater balance of cash and cash equivalents on the balance sheet through the sale of investment securities available-for-sale and borrowing from the FHLB.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2020. Our noncore funds at March 31, 2020 were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2020, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was -1.68%, while our net short-term noncore funding ratio, noncore funds maturing within one-year, less short-term investments to assets equaled 1.56%. Comparatively, our net noncore dependence ratio was -1.03% while our net short-term noncore funding ratio was 1.54% at year-end. In addition, as compared to peer levels, our reliance on short-term noncore funds remains low.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $22,887 during the three months ended March 31, 2020. Cash and cash equivalents increased $14,285 for the same period last year. For the three months ended March 31, 2020, we realized net cash inflows of $383 from operating activities and $37,511 from financing activities offset partially by net cash outflows of $15,007 from investing activities. For the same period of 2019, we recognized net cash outflows of $1,217 from operating activities and $4,138 from financing activities, offset by net cash inflows of $19,640 from investing activities.

Operating activities provided net cash of $383 for the three months ended March 31, 2020 compared to using $1,217 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation, amortization and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $15,007 for the three months ended March 31, 2020. For the comparable period in 2019, investing activities provided net cash of $19,640. For the three months ended March 31, 2020, loan originations more than offset net proceeds received on the sale of investment securities available-for-sale. For the comparable period of 2019, payments and prepayments on loans exceeding loan originations was the primary factor causing the net cash inflow from investing activities.

Financing activities provided net cash of $37,511 for the three months ended March 31, 2020 and used net cash of $4,138 for the same period last year. Deposit gathering is a predominant financing activity. During the three months ended March 31, deposits increased $18,023 in 2020 and decreased $3,564 in 2019. In addition, net cash provided by financing activities for the first quarter of 2020 was impacted by the proceeds received from an increase in long-term debt of $20,000.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $118,441, or $12.82 per share, at March 31, 2020, and $118,110, or $12.81 per share, at December 31, 2019. The net increase in stockholders’ equity in the three months ended March 31, 2020 was a result of the recognition of net income of $633, the issuance of common stock through Riverview’s ESPP, 401k and dividend reinvestment plans of $180, stock-based compensation of $22 and the recognition of a change in other comprehensive income of $188, offset by the payout of cash dividends of $692.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance.

The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the periods ended March 31, 2020 and December 31, 2019:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
March 31, 2020:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$104,939	12.1%	$91,001	≥	10.5%	$86,667	≥	10.0%
Tier 1 capital (to risk-weighted assets)	96,599	11.1	73,667	≥	8.5	69,334	≥	8.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	96,599	11.1	60,667	≥	7.0	56,334	≥	6.5
Tier 1 capital (to average total assets)	96,599	9.1	42,295	≥	4.0	52,869	≥	5.0

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2019:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$104,010	12.4%	$88,132	≥	10.5%	$83,936	≥	10.0%
Tier 1 capital (to risk-weighted assets)	96,405	11.5	71,345	≥	8.5	67,148	≥	8.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	96,405	11.5	58,755	≥	7.0	54,558	≥	6.5
Tier 1 capital (to average total assets)	96,405	9.1	42,489	≥	4.0	53,112	≥	5.0

In light of the recent pandemic crisis and its potential adverse impact on capital adequacy within the financial industry, maintaining a high level of capital is of extreme importance to federal regulators as well as our management and Board of Directors. Our asset liability committee continually reviews our capital position. As part of its review, the ALCO considers:

•	The current and expected capital requirements, including the maintenance of capital ratios in excess of minimum regulatory guidelines;

•	The market value of our securities and the resulting effect on capital;

•	Nonperforming asset levels and the effect deterioration in asset quality will have on capital;

•	Any planned asset growth;

•	The anticipated level of net earnings and capital position, taking into account the projected asset/liability position and exposure to changes in interest rates;

•	The source and timing of additional funds to fulfill future capital requirements.

Based on the heightened level of stress on capital caused by the recent events, management maintains a capital plan approved by the Board of Directors. Our capital plan consists of the following areas of focus, among others:

•

Comprehensive risk assessment including consideration of the following risk elements, among others: credit; liquidity; earnings; economic value of equity; concentration; and economic, both national and local;

•	Assessing current regulatory capital adequacy levels;

•

Monitoring procedures consisting of stress testing, using both scenarios of previous historic data of financial crisis periods and the Federal Reserve Board’s Supervisory Capital Assessment Program (“SCAP”), and certain triggering events that would call into question the need to raise additional capital;

•	Identifying realistic and readily available alternative sources for augmenting capital if higher capital levels are required;

•	Evaluating dividend levels, and;

•	Providing a ten-year financial projection for analyzing capital adequacy.

During the first quarter of 2020, Riverview set up a guidance line of credit with a local bank for $10,000 to be utilized as contingency capital funding for the Bank in case of further deterioration of market condition due to COVID-19. This borrowing facility, if drawn upon, could be utilized to increase capital levels of the subsidiary bank through the injection of proceeds as additional paid in capital, if needed.

Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at March 31, 2020 and December 31, 2019. There are no conditions or negative events since this notification that we believe have changed the Bank’s well capitalized status.

Review of Financial Performance:

We reported net income of $633, or $0.07 per basic and diluted weighted average common share, for the first quarter of 2020, compared to a net loss of $687, or $(0.08) per basic and diluted weighted average common share, for the first quarter of 2019. The major factor impacting earnings in the first quarter of 2020 was the recognition of a $1,800 provision for loan losses. The increase in the provision for loan losses was the combined result of loan growth, increases in historical loss factors primarily due to the charge-off of one large unsecured credit, and changes in qualitative factors related to the reserve build associated with the effects of COVID-19 as of the balance sheet date. As we weigh additional information on the potential impact of this event on our overall economic prospects, coupled with our loan officers’ further assessments of the impact on individual borrowers, our delinquencies and loss estimates will be revised as needed. These revisions could have a material impact on future provisions to the allowance for loan losses and results of operations. Another major factor influencing the level of earnings in the first quarter of 2020 was the recognition of $315 less of net accretion on acquired assets and assumed liabilities comparing the first quarters of 2020 and 2019. Partially offsetting the impact of these reductions to income was the recognition of a $815 net gain on the sale of investment securities in order to provide liquidity to fund loan demand and limit exposure to falling rates through the disposition of adjustable rate securities. The results for the first three months of 2019 included the recognition of a nonrecurring executive separation pre-tax expense totaling $2,218, which primarily contributed to the first quarter net loss. If the COVID-19 pandemic persists, it will continue to have a severe effect on economic activity and will cause greater negative consequences for our customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21% in 2020 and 2019, respectively.

For the three months ended March 31, tax-equivalent net interest income decreased $984 to $8,846 in 2020 from $9,830 in 2019. The decrease in tax-equivalent net interest income was primarily attributable to a decline in the tax-equivalent loan yield and the realization of lower levels of loan accretion from purchase accounting marks. Overall, average earning assets decreased $10,385 more than the decline in average interest-bearing liabilities in comparing the first three months of 2020 with 2019. The tax-equivalent net interest margin for the three months ended March 31, was 3.60% in 2020 compared to 3.86% in 2019. The net interest spread decreased to 3.44% for the three months ended March 31, 2020 from 3.67% for the three months ended March 31, 2019. Net accretion included in interest income in the first three months of 2020 related to purchase accounting marks from mergers was $185 resulting in an increase in the tax-equivalent net interest margin of 7 basis points. For the same period in 2019 net accretion income was $500, resulting in an increase in the tax-equivalent net interest margin of 19 basis points.

For the three months ended March 31, 2020, tax-equivalent interest income decreased $1,274, to $10,763 from $12,037 for the three months ended March 31, 2019. An unfavorable volume variance in interest income of $478 attributable to changes in the average balance of earning assets coupled with an unfavorable rate variance of $796 due to decreased yields on earning assets caused the overall decline. Specifically, the overall yield on earning assets, on a fully tax-equivalent basis, decreased for the three months ended March 31, 2020 to 4.39% as compared to 4.73% for the three months ended March 31, 2019. The decrease in interest income was also impacted by a reduction in average earning assets, which decreased $45,084 to $986,938 for the first three months of 2020 from $1,032,022 for the same period in 2019. The tax-equivalent yield on the loan portfolio decreased 0.38% to 4.64% for the three months ended March 31, 2020 compared to 5.02% for the same period last year and caused interest income to decline $746. Average loans decreased $12,393 comparing the first three months of 2020 and 2019, which caused a decrease in tax-equivalent interest income of $141. Average investments decreased to $82,028 for the three months ended March 31, 2020 compared to $108,256 for the same period in 2019 causing interest income to decrease $302.

Total interest expense decreased $290 to $1,917 for the three months ended March 31, 2020 from $2,207 for the three months ended March 31, 2019. The decrease was caused by both volume and rate variances. The average volume of interest-bearing liabilities decreased to $807,890 for the three months ended March 31, 2020, from $842,589 for the three months ended March 31, 2019 and caused interest expense to decline $79. In addition, the cost of funds decreased to 0.95% in 2020 from 1.06% in 2019 resulting in a decrease in interest expense of $211. Money market and Now account costs declined 38 and 26 basis points and were the major impact on lowering interest expense. Overall the cost of interest-bearing deposits decreased 11 basis points when comparing the first three months of 2020 and 2019. We expect that our net interest margin will continue to decrease as our rate sensitive assets decline at a frequency and magnitude greater than our fund costs given the uncertainty in the market as a result of the pandemic.

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

	Three months ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$838,825	$9,782	4.69%	$851,515	$10,688	5.09%
Tax exempt	35,595	310	3.50%	35,298	291	3.34%
Investments
Taxable	77,400	535	2.78%	97,041	740	3.09%
Tax exempt	4,628	47	4.08%	11,215	87	3.15%
Interest bearing deposits	30,490	89	1.17%	36,953	231	2.54%
Federal funds sold

Total earning assets	986,938	10,763	4.39%	1,032,022	12,037	4.73%
Less: allowance for loan losses	7,273			6,377
Other assets	105,680			104,005

Total assets	$1,085,345			$1,129,650

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$102,072	171	0.67%	$113,602	293	1.05%
NOW accounts	270,559	319	0.47%	281,052	505	0.73%
Savings accounts	133,267	60	0.18%	129,259	30	0.09%
Time deposits	289,186	1,239	1.72%	311,774	1,245	1.62%
Short term borrowings	989	5	2.03%
Long-term debt	11,817	123	4.19%	6,902	134	7.87%

Total interest-bearing liabilities	807,890	1,917	0.95%	842,589	2,207	1.06%
Non-interest-bearing demand deposits	144,630			156,735
Other liabilities	13,668			17,006
Stockholders’ equity	119,157			113,320

Total liabilities and stockholders’ equity	$1,085,345			$1,129,650

Net interest income/spread		$8,846	3.44%		$9,830	3.67%

Net interest margin			3.60%			3.86%
Tax-equivalent adjustments:
Loans		$65			$61
Investments		10			18

Total adjustments		$75			$79

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2020.

The provision for loan losses totaled $1,800 for the three months ended March 31, 2020, compared to $583 in 2019. The increase in the provision for loan losses was the combined result of loan growth, increases in historical loss factors primarily due to the charge-off of one large unsecured credit, and changes in qualitative factors related to the reserve build associated with the effects of COVID-19 as of the balance sheet date. The pandemic effects are expected to continue to weigh heavily on businesses and their ability to service debt along with increasing unemployment for those individuals depending on these businesses for income. As a result, our future provisions may increase by the growth of loan delinquencies and charge-offs resulting from COVID-19 pandemic related financial stress.

Noninterest Income:

For the quarter ended March 31, noninterest income totaled $2,930 in 2020, an increase of $1,119 from $1,811 in 2019. The increase was primarily attributable to recognizing a $815 net gain on the sale of investment securities in order to provide liquidity to fund loan demand and limit exposure to falling rates through the disposition of adjustable rate securities. Service charges, fees and commissions increased $328 as a result of recognizing a $130 loan swap fee and reaping the benefits of implementing strategic initiates in the fourth quarter of 2019 to enhance service fee income. Trust and wealth management income declined for the first quarter of 2020 by $47 and $27, respectively, when compared against the first quarter of 2019 due primarily to the impact of COVID-19.

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

Noninterest expense decreased $2,752, or 23.0%, to $9,212 for the three months ended March 31, 2020, from $11,964 for the same period last year. The decrease was primarily due to $2,218 in nonrecurring expense from an executive separation agreement recognized in the first quarter of 2019. Net occupancy expense increased $91, or 8.4%, to $1,180 for the first quarter of 2020 from $1,089 for the same period last year. Higher costs related to building and equipment maintenance and repairs caused the increase. Other expenses decreased $227, or 7.5%, to $2,817 in the first quarter of 2020 compared to $3,044 for the same period last year. The decrease is a result of implementing cost savings initiatives in the latter part of 2019.

Income Taxes:

We recorded an income tax expense of $56 for the three months ended March 31, 2020 as compared to an income tax benefit of $298 for the three months ended March 31, 2019.

Riverview Financial Corporation

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2020, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

Date: May 8, 2020

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2020