Form 10-Q
period 2020-06-30
Riverview Financial Corp
filed 2020-08-10
CIK 1590799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2020
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
9,263,739
at July 3
0
, 2020.

RIVERVIEW FINANCIAL CORPORATION
FORM
10-Q
For the Quarter Ended June 30, 2020

Riverview Financial Corporation
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$10,195	$11,838
Interest-bearing deposits in other banks	33,033	38,510
Investment securities available-for-sale	74,134	91,247
Loans held for sale	4,252	81
Loans, net	1,165,453	852,109
Less: allowance for loan losses	9,736	7,516

Net loans	1,155,717	844,593
Premises and equipment, net	18,668	17,852
Accrued interest receivable	1,826	2,414
Goodwill		24,754
Intangible assets	2,397	2,736
Other assets	46,578	45,929

Total assets	$1,346,800	$1,079,954

Liabilities:
Deposits:
Noninterest-bearing	$173,567	$147,405
Interest-bearing	849,586	793,075

Total deposits	1,023,153	940,480
Short-term borrowings
Long-term debt	217,010	6,971
Accrued interest payable	457	435
Other liabilities	11,728	13,958

Total liabilities	1,252,348	961,844

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; June 30, 2020, issued and outstanding 9,263,697 shares; December 31, 2019, issued and outstanding 9,216,616 shares	102,552	102,206
Capital surplus	161	112
Retained earnings (accumulated deficit)	(8,735)	16,140
Accumulated other comprehensive income ( loss )	474	(348)

Total stockholders’ equity	94,452	118,110

Total liabilities and stockholders’ equity	$1,346,800	$1,079,954

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2020	2019	2020	2019
Interest income:
Interest and fees on loans:
Taxable	$10,602	$11,680	$20,384	$22,368
Tax-exempt	236	233	481	463
Interest and dividends on investment securities available-for-sale:
Taxable	396	732	931	1,472
Tax-exempt	68	47	105	116
Interest on interest-bearing deposits in other banks	12	216	101	447

Total interest income	11,314	12,908	22,002	24,866

Interest expense:
Interest on deposits	1,395	2,099	3,184	4,172
Interest on short-term borrowings	23		28
Interest on long-term debt	225	131	348	265

Total interest expense	1,643	2,230	3,560	4,437

Net interest income	9,671	10,678	18,442	20,429
Provision for loan losses	2,012	618	3,812	1,201

Net interest income after provision for loan losses	7,659	10,060	14,630	19,228

Noninterest income:
Service charges, fees and commissions	1,011	1,315	2,392	2,368
Commission and fees on fiduciary activities	210	281	423	541
Wealth management income	196	236	416	483
Mortgage banking income	391	100	499	206
Bank owned life insurance investment income	193	194	386	381
Net gain (loss) on sale of investment securities available-for-sale			815	(42)

Total noninterest income	2,001	2,126	4,931	3,937

Noninterest expense:
Salaries and employee benefits expense	4,985	5,830	10,041	13,340
Net occupancy and equipment expense	1,068	1,044	2,248	2,133
Amortization of intangible assets	169	194	339	388
Goodwill impairment	24,754		24,754
Net cost (benefit) of operation of other real estate owned		(92)	(11)	35
Other expenses	2,978	3,508	5,795	6,552

Total noninterest expense	33,954	10,484	43,166	22,448

Income before income taxes	(24,294)	1,702	(23,605)	717
Income tax expense (benefit)	(172)	268	(116)	(30)

Net income (loss)	(24,122)	1,434	(23,489)	747

Other comprehensive income:
Unrealized gain on investment securities available-for-sale	840	1,936	1,893	2,959
Reclassification adjustment for net (gain) loss on sale of investment securities available-for-sale included in net income (loss)			(815)	42
Net change in derivative fair value	(38)		(38)

Other comprehensive income	802	1,936	1,040	3,001
Income tax expense related to other comprehensive income	168	406	218	630

Other comprehensive income, net of income taxes	634	1,530	822	2,371

Comprehensive income (loss)	$(23,488)	$2,964	$(22,667)	$3,118

Per share data:
Net income (loss):
Basic	$(2.61)	$0.16	$(2.54)	$0.08
Diluted	$(2.61)	$0.16	$(2.54)	$0.08
Average common shares outstanding:
Basic	9,249,184	9,160,290	9,236,314	9,151,850
Diluted	9,249,184	9,172,992	9,236,314	9,167,409
See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

For the six months ended June 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2020	$102,206	$112	$16,140	$(348)	$118,110
Net income			(23,489)		(23,489)
Other comprehensive income, net of income taxes				822	822
Compensation cost of option grants
Issuance under ESPP, 401k and Dividend Reinvestment plans: 47,081 shares	346				346
Exercise of stock options
Stock based compensation		49			49
Dividends declared, $0.15 per share			(1,386)		(1,386)

Balance, June 30, 2020	$102,552	$161	$(8,735)	$474	$94,452

Balance, January 1, 2019	$101,134	$332	$15,063	$(2,619)	$113,910
Net income			747		747
Other comprehensive income (loss), net of income taxes				2,371	2,371
Compensation cost of option grants
Issuance under ESPP, 401k and Dividend Reinvestment plans: 27,984 shares	316				316
Exercise of stock options: 18,131 shares	194	(28)			166
Dividends declared, $0.20 per shares			(1,832)		(1,832)

Balance, June 30, 2019	$101,644	$304	$13,978	$(248)	$115,678

For the three months ended June 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 1, 2020	$102,386	$134	$16,081	$(160)	$118,441
Net income			(24,122)		(24,122)
Other comprehensive income, net of income taxes				634	634
Compensation cost of option grants
I ssuance under ESPP, 401k and Dividend Reinvestment plans: 27,658 shares	166				166
Exercise of stock options
Stock based compensation		27			27
Dividends declared, $0.08 per share			(694)		(694)

Balance, June 30, 2020	$102,552	$161	$(8,735)	$474	$94,452

Balance, April 1, 2019	$101,500	$307	$13,461	$(1,778)	$113,490
Net income			1,434		1,434
Other comprehensive income (loss), net of income taxes				1,530	1,530
Compensation cost of option grants
Issuance under ESPP, 401k and Dividend Reinvestment plans: 12,761 shares	141				141
Exercise of stock options: 310 shares	3	(3)
Dividends declared, $0.10 per shares			(917)		(917)

Balance, June 30, 2019	$101,644	$304	$13,978	$(248)	$115,678

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2020	2019
Cash flows from operating activities:
Net income (loss)	$(23,489)	$747
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	640	589
Provision for loan losses	3,812	1,201
Stock based compensation	49
Net amortization of investment securities available-for-sale	312	399
Net cost (benefit) of operation of other real estate owned	(11)	35
Net (gain) loss on sale of investment securities available-for-sale	(815)	42
Amortization of purchase adjustment on loans	(292)	(1,495)
Amortization of intangible assets	339	388
Amortization of assumed discount on long-term debt	42	40
Impairment of goodwill	24,754
Deferred income taxes	(465)	(111)
Proceeds from sale of loans originated for sale	13,557	7,599
Net gain on sale of loans originated for sale	(499)	(206)
Loans originated for sale	(17,229)	(6,926)
Bank owned life insurance investment income	(386)	(381)
Net change in:
Accrued interest receivable	588	140
Other assets	1,028	(1,169)
Accrued interest payable	22	(39)
Other liabilities	(2,230)	1,107

Net cash provided by (used in) operating activities	(273)	1,960

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(14,215)	(10,485)
Proceeds from repayments	5,741	8,728
Proceeds from sales	27,168	8,740
Proceeds from the sale of other real estate owned	68	627
Net (increase) decrease in restricted equity securities	(779)	119
Net (increase) decrease in loans	(314,982)	4,800
Purchases of premises and equipment	(1,456)	(1,065)
Premium paid on bank owned life insurance	(22)	(22)

Net cash provided by (used in) investing activities	(298,477)	11,442

Cash flows from financing activities:
Net increase (decrease) in deposits	82,673	(24,893)
Proceeds from long-term debt	209,997
Issuance under ESPP, 401k and DRP plans	346	316
Proceeds from exercise of stock options		166
Cash dividends paid	(1,386)	(1,832)

Net cash provided by (used in) financing activities	291,630	(26,243)

Net increase in cash and cash equivalents	(7,120)	(12,841)
Cash and cash equivalents—beginning	50,348	53,816

Cash and cash equivalents—ending	$43,228	$40,975

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,538	$4,476

Noncash items from operating activities:
Operating lease right-of-use assets and liabilities		$4,612

Noncash items from investing activities:
Transfer of owned properties to available for sale		$540

Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	$338	$27

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
Riverview Bank, with twenty seven (27) full service offices and three (3) limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities and small-to-medium
sized businesses in the Pennsylvania market areas of Berks, Blair, Bucks, Centre, Clearfield, Cumberland, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Perry, Schuylkill and Somerset Counties. The Wealth and Trust Management divisions of the Bank provide trust and investment advisory services to the general public and businesses.
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
The operating results and financial position of the Company for the three and six months ended as of June 30, 2020, are not necessarily indicative of the results of operations and financial position that may be expected in the future. This is especially true given the outbreak of the Coronavirus
(“COVID-19”)
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
Riverview’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. Riverview expects the pandemic to limit, at least for a period of time, customer demand for many banking activities. Many companies and residents in our market area are subject to mandatory
“non-essential
business” shut-downs and “stay at home” orders, which have reduced banking activity across our market area. In response to these mandates, Riverview has temporarily limited most locations to drive-up
and ATM services, with lobby access available by appointment only, reduced hours of operation at some locations and encouraged our customers to use electronic banking platforms. We expect these measures to remain in place for an undetermined period of time. In addition, the use of quarantines and social distancing methods to curtail the spread of
COVID-19
—whether mandated by governmental authorities or recommended as a public health practice — may adversely affect Riverview’s operations as key personnel, employees and customers avoid physical interaction. The continued spread of
COVID-19
could also negatively impact the business and operations of third-party service providers who perform critical services for Riverview’s business. It is not yet known what impact these operational changes may have on Riverview’s financial performance.
There continues to be broad concerns related to the potential effects of the
COVID-19
pandemic. The pandemic continues to have an adverse effect on, among other things, (i) our ability to attract customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services and/or (iv) unemployment rates, financial markets, real estate markets or economic growth.
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
The impact of the pandemic on Riverview’s financial results is evolving and uncertain. The Company expects its net interest income and non-interest
income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to
COVID-19
and the actions by the Federal Reserve with respect to interest rates. We believe that we may experience a material adverse effect in our business, results of operations and financial condition as a result of the
COVID-19
pandemic for an indefinite period. Material adverse impacts may include all or a combination of valuation impairments on Riverview’s intangible assets, investments, loans or deferred taxes.
The Company determined a triggering event occurred as a result of the onset of the
COVID-19
pandemic causing management to evaluate goodwill for impairment as of June 30, 2020. The result of the quantitative testing concluded that the Company recognized an impairment charge of $24,754 at
June 30, 202
0.

The impairment expense is a noncash charge and has no impact on tangible book value, regulatory capital ratios, liquidity and the Company’s cash balances.

It is
uncertain whether a prolonged effect of the
COVID-19
pandemic will result in future impairment charges related to intangible assets, long-lived assets, right of use assets or available for sale investment securities.
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
In August 2018, the FASB issued ASU
No. 2018-14,
“Compensation—Retirement Benefits—Defined Benefit Plans—General
(Subtopic 715-20)
— Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans”.
Subtopic 715-20
addresses the disclosure of other accounting and reporting requirements related to single-employer defined benefit pension or other postretirement benefit plans. The amendments in this Update remove disclosures that no longer are considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the Board’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements. The amendments in this Update apply to all employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for all entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The adoption of the new guidance is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

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
2. Other comprehensive income (loss):
The components of other comprehensive income (loss) and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income (Loss). The accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale
and benefit plan and derivative adjustments.
The components of accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Net unrealized loss on investment securities available-for-sale	$1,754	$676
Income tax expense	368	142

Net of income taxes	1,386	534

Benefit plan adjustments	(1,117)	(1,117)
Income tax benefit	(235)	(235)

Net of income taxes	(882)	(882)

Derivative fair value adjustment	(38)
Income tax benefit	(8)

Net of income taxes	(30)

Accumulated other comprehensive income (loss)	$474	$(348)

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2020 and 2019 is as follows:

Three months ended June 30,	2020	2019
Unrealized gain (loss) on investment securities available-for-sale	$840	$1,936
Net (gain) loss on the sale of investment securities available-for-sale (1)
Net change in derivative fair value	(38)

Other comprehensive income before taxes	802	1,936
Income tax expense	168	406

Other comprehensive income	$634	$1,530

Six months ended June 30,	2020	2019
Unrealized gain (loss) on investment securities available-for-sale	$1,893	$2,959
Net (gain) loss on the sale of investment securities available-for-sale (1)	(815)	42
Net change in derivative fair value	(38)

Other comprehensive income before taxes	1,040	3,001
Income tax expense	218	630

Other comprehensive income	$822	$2,371

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
3. Earnings per share:
Basic earnings per share is computed by dividing net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

Three months ended June 30,	2020	2019
Numerator:
Net income (loss)	$(24,122)	$1,434

Denominator:
Basic	9,249,184	9,160,290
Dilutive options		12,702

Diluted	9,249,184	9,172,992

Earnings per share:
Basic	$(2.61)	$0.16
Diluted	$(2.61)	$0.16

Six months ended June 30,	2020	2019
Numerator:
Net income (loss)	$(23,489)	$747

Denominator:
Basic	9,236,314	9,151,850
Dilutive options		15,559

Diluted	9,236,314	9,167,409

Earnings per share:
Basic	$(2.54)	$0.08
Diluted	$(2.54)	$0.08

For the three and six months ended June 30, 2020 there were 172,964 outstanding stock options that were excluded from the dilutive earnings per share calculation because their effect was antidilutive. For the three and six months ended June 30, 2019, there were 43,350 outstanding stock options
that were excluded from the dilutive earnings per share calculation because their effect was antidilutive.
4. Investment securities:
The amortized cost and fair value of investment securities
available-for-sale
aggregated by investment category at June 30, 2020 and December 31, 2019 are summarized as follows:

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$9,491	$288	$6	$9,773
Tax-exempt	8,430	361		8,791
Mortgage-backed securities:
U.S. Government agencies	27,740	755		28,495
U.S. Government-sponsored enterprises	23,219	584		23,803
Corporate debt obligations	3,500		228	3,272

Total	$72,380	$1,988	$234	$74,134

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$24,365	$466	$7	$24,824
Tax-exempt	4,260	73		4,333
Mortgage-backed securities:
U.S. Government agencies	36,024	294	184	36,134
U.S. Government-sponsored enterprises	22,422	265	42	22,645
Corporate debt obligations	3,500		189	3,311

Total	$90,571	$1,098	$422	$91,247
The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale
at June 30, 2020, is summarized as follows:

June 30, 2020	Fair Value
Within one year	$251
After one but within five years	5,734
After five but within ten years	6,909
After ten years	8,942

21,836
Mortgage-backed securities	52,298

Total	$74,134

Securities with a fair value of $57,865 and $63,389 at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits as required or permitted by law.
Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case
basis. At June 30, 2020 and December 31, 2019, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More				Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	$1,347	$6	$		$		$1,347	$6
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies
U.S. Government-sponsored enterprises
Corporate debt obligation				3,273		228	3,273	228

Total	$1,347	$6		$3,273		$228	$4,619	$234

	Less Than 12 Months		12 Months or More				Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	$1,280	$7	$		$		$1,280	$7
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies	15,799	184					15,799	184
U.S. Government-sponsored enterprises				3,245		42	3,245	42
Corporate debt obligations				3,311		189	3,311	189

Total	$17,079	$191		$6,556		$231	$23,635	$422

The Company had four investment securities, consisting of three taxable state and municipal obligations, and one corporate debt obligation that were in unrealized loss positions at June 30, 2020. Of these securities, one corporate debt obligation was in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities resulting from changes in interest rates to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2020. There was no OTTI recognized for the three and six months ended June 30, 2020 and 2019.
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

5. Loans, net and allowance for loan losses:
The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2020 and December 31, 2019 are summarized as follows. Net deferred loan fees were $6,183 at June 30, 2020 and net deferred loan costs were $1,129 at December 31, 2019.

	June 30, 2020	December 31, 2019
Commercial	$380,998	$118,658
Real estate:
Construction	79,299	61,831
Commercial	494,642	455,901
Residential	203,752	207,354
Consumer	6,762	8,365

Total	$1,165,453	$852,109

The Company participated in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), PPP, a multi-billion dollar specialized low-interest
loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. As of June 30, 2020, the Company originated 1,273 PPP loans totaling $274,313 under the PPP. The Company is utilizing the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to meet the funding needs of its borrowers of PPP loans.
The change in the allowance for loan losses account by major loan classifications for the three and six months ended June 30, 2020 and 2019 is summarized as follows:

		Real Estate
June 30, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2020	$1,671	$695	$3,917	$1,713	$152	$103	$8,251
Charge-offs			(501)	(2)	(71)		(574)
Recoveries	7		2	1	37		47
Provisions	7	46	1,660	358	44	(103)	2,012

Ending balance	$1,685	$741	$5,078	$2,070	$162	$	$9,736

		Real Estate
June 30, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2020	$1,953	$473	$3,115	$1,820	$155	$	$7,516
Charge-offs	(899)		(595)	(2)	(201)		(1,697)
Recoveries	9		2	1	93		105
Provisions	622	268	2,556	251	115		3,812

Ending balance	$1,685	$741	$5,078	$2,070	$162	$	$9,736

		Real Estate
June 30, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2019	$1,023	$281	$3,459	$1,566	$157	$	$6,486
Charge-off	(13)			(20)	(109)		(142)
Recoveries	6		1	2	31		40
Provisions	101	210	131	101	75		618

Ending balance	$1,117	$491	$3,591	$1,649	$154	$	$7,002

		Real Estate
June 30, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance, January 1, 2019	$1,162	$404	$3,298	$1,286	$50		$148	$6,348
Charge-offs	(389)			(20)	(253)			(662)
Recoveries	11		2	3	99			115
Provisions	333	87	291	380	258		(148)	1,201
Ending balance	$1,117	$491	$3,591	$1,649	$154	$		$7,002

The allocation of the allowance for loan losses and related loans by classifications of loans at June 30, 2020 and December 31, 2019 is summarized as follows:

			Real Estate
June 30, 2020	Commercial		Construction		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$1,685		$741		$5,078		$2,070		$162	$		$9,736

Ending balance:
individually evaluated for impairment		29											29

Ending balance:
collectively evaluated for impairment		1,656		741		5,078		2,070		162			9,707

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$	$

Loans receivable:
Ending balance		$380,998		$79,299		$494,642		$203,752		$6,762	$		$1,165,453

Ending balance:
individually evaluated for impairment		2,180				7,761		2,568					12,509

Ending balance:
collectively evaluated for impairment		378,818		79,299		485,484		201,004		6,762			1,151,367

Ending balance:
purchased credit impaired loans	$		$			$1,397		$180	$		$		$1,577

			Real Estate
December 31, 2019	Commercial		Construction		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$1,953		$473		$3,115		$1,820		$155	$		$7,516

Ending balance:
individually evaluated for impairment		712				218							930

Ending balance:
collectively evaluated for impairment		1,241		473		2,897		1,820		155			6,586

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$	$

Loans receivable:
Ending balance		$118,658		$61,831		$455,901		$207,354		$8,365	$		$852,109

Ending balance:
individually evaluated for impairment		2,260				1,224		2,085					5,569

Ending balance:
collectively evaluated for impairment		116,390		61,831		453,156		205,026		8,365			844,768

Ending balance:
purchased credit impaired loans		$8	$			$1,521		$243	$		$		$1,772

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

1
6

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2020 and December 31, 2019:

June 30, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$369,429	$5,411	$6,158	$	$380,998
Real estate:
Construction	78,153	1,146			79,299
Commercial	453,072	26,775	14,795		494,642
Residential	198,363	2,182	3,207		203,752
Consumer	6,762				6,762

Total	$1,105,779	$35,514	$24,160	$	$1,165,453

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$109,190	$5,992	$3,476	$	$118,658
Real estate:
Construction	61,678	153			61,831
Commercial	430,771	9,271	15,859		455,901
Residential	203,381	1,437	2,536		207,354
Consumer	8,365				8,365

Total	$813,385	$16,853	$21,871	$	$852,109

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2020 and December 31, 2019. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$77	$25	$		$102	$380,077	$819	$380,998
Real estate:
Construction						79,299		79,299
Commercial	160				160	491,778	1,307	493,245
Residential	363	448		170	981	201,476	1,115	203,572
Consumer	33	21		13	67	6,695		6,762

Total	$633	$494		$183	$1,310	$1,159,325	$3,241	$1,163,876

Purchased credit impaired loans								1,577

Total Loans								$1,165,453

	Accrual Loans						Nonaccrual Loans	Total Loans
December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due		Total Past Due	Current
Commercial	$137	$	$		$137	$117,354	$1,159	$118,650
Real estate:
Construction	9				9	61,822		61,831
Commercial	147				147	453,774	459	454,380
Residential	3,402	820		18	4,240	202,202	669	207,111
Consumer	84	14		27	125	8,240		8,365

Total	$3,779	$834		$45	$4,658	$843,392	$2,287	$850,337

Purchased credit impaired loans								1,772

Total Loans								$852,109

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2020 and 2019, and as of and for the year ended, December 31, 2019 by major loan classification:

					This Quarter		Year-to-Date
June 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$2,059	$2,169	$		$1,579	$132	$1,603	$200
Real estate:
Construction
Commercial	9,158	9,659			5,854	19	5,561	66
Residential	2,748	2,878			2,520	81	2,539	106
Consumer

Total	13,965	14,706			9,953	232	9,703	372

With an allowance recorded:
Commercial	121	121		29	121		621
Real estate:
Construction
Commercial					184		391	4
Residential
Consumer

Total	121	121		29	305		1,012	4

Commercial	2,180	2,290		29	1,700	132	2,224	200
Real estate:
Construction
Commercial	9,158	9,659			6,038	19	5,952	70
R esidential	2,748	2,878			2,520	81	2,539	106
Consumer

Total	14,086	$14,827		$29	$10,258	$232	$10,715	$376

	Recorded Investment	Unpaid Principal Balance	Related Allowance	For the Year Ended
December 31, 2019				Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,147	$1,257		$648	$660
Real estate:
Construction
Commercial	1,963	1,963		3,124	1,456
Residential	2,329	2,467		2,397	173
Consumer

Total	5,439	5,687		6,169	2,289

With an allowance recorded:
Commercial	1,121	1,121	$712	685
Real estate:
Construction
Commercial	782	936	218	658	17
Residential				91
Consumer

Total	1,903	2,057	930	1,434	17

Commercial	2,268	2,378	712	1,333	660
Real estate:
Construction
Commercial	2,745	2,899	218	3,782	1,473
Residential	2,329	2,467		2,488	173
Consumer

Total	$7,342	$7,744	$930	$7,603	$2,306

					This Quarter		Year-to-Date
June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$125	$125	$		$157	$485	$163	$508
Real estate:
Construction					43		43
Commercial	4,222	4,222			4,240	104	4,255	204
Residential	2,201	2,201			2,209	34	2,276	125
Consumer

Total	6,548	6,548			6,649	623	6,737	837

With an allowance recorded:
Commercial	774	774		103	808		926
Real estate:
Construction
Commercial	373	373		92	372	4	413	8
Residential	178	316		50	179	2	180	3
Consumer

Total	1,325	1,463		245	1,359	6	1,519	11

Commercial	899	899		103	965	485	1,089	508
Real estate:
Construction					43		43
Commercial	4,595	4,595		92	4,612	108	4,668	212
Residential	2,379	2,517		50	2,388	36	2,456	128
Consumer

Total	$7,873	$8,011		$245	$8,008	$629	$8,256	$848

For the three and six months ended June 30, interest income related to impaired loans, would have been $35 and $56 in 2020 and $25 and $85 in 2019 had the loans been current and the terms of the loans not been modified.
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
Included in the commercial loan and commercial and residential real estate categories are troubled debt restructures that are classified as impaired. Troubled debt restructures totaled $9,988 at June 30, 2020, $2,701 at December 31, 2019 and $2,753 at June 30, 2019.
There were nine loans modified as troubled debt restructures during the second quarter of 2020 and nine loans modified during the six months ended June 30, 2020 totaling $7,817. There were no loans modified as troubled debt restructures during the second quarter of 2019 and one loan modified during the six months ended June 30, 2019.

During the three months ended June 30, 2020, there were no defaults on loans restructured and one default on a restructured loan totaling $368 during the six months ended June 30, 2020. During the three months ended June 30, 2019, there were no defaults on loans restructured and one default on a restructured loan totaling $223 during the six months ended June 30, 2019.
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
Distribution of
off-balance
sheet commitments

	June 30, 2020	December 31, 2019
Unused portions of lines of credit	$89,916	$81,665
Construction loans	28,764	41,168
Commitments to extend credit	20,841	24,954
Deposit overdraft protection	23,964	23,730
Standby and performance letters of credit	4,743	4,726

Total	$168,228	$176,243

We record a valuation allowance for
off-balance
sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $95 at June 30, 2020 and $89 at December 31, 2019. We do not anticipate that losses, if any, that may occur as a result of funding off-balance
sheet commitments, would have a material adverse effect on our operating results or financial position.
6. Other assets:
The components of other assets at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Other real estate owned	$363	$82
Bank owned life insurance	31,055	30,647
Restricted equity securities	1,769	990
Deferred tax assets	4,519	4,272
Lease right-of-use assets	3,508	3,856
Other assets	5,364	6,082

Total	$46,578	$45,929

7. Leases:
On June 30, 2020, the Company leased 14 locations. The Company’s operating lease right-of-use
(“ROU”) assets and related lease liabilities were $3,508 and $3,562, respectively, and have remaining terms ranging from 1 to 34 years, including extension options that the Company is reasonably certain will be exercised. For the three and six months ended June 30, 2020, operating lease cost totaled $200 and $399, respectively. On June 30, 2019 the Company’s lease ROU assets and related lease liabilities were $4,205 and $4,223, respectively. For the three and six months ended June 30, 2019, operating lease cost totaled $188 and $335, respectively.

The table below summarizes other information related to our operating leases:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$391	$273
ROU assets obtained in exchange for lease liabilities	$		$4,612
Weighted average remaining lease term—operating leases, in years		9.11	10.65
Weighted average discount rate—operating leases		3.02%	3.07%
The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability.

2020	$380
2021	754
2022	697
2023	485
2024	317
Thereafter	1568

Total lease payments	4,201
Less imputed interest	639

$3,562

For the six months ended June 30, 2020, the Company did not enter into any new lease arrangements.
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
Assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
June 30, 2020	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$9,773		$9,773
Tax-exempt	8,791		8,791
Mortgage-backed securities:
U.S. Government agencies	28,495		28,495
U.S. Government-sponsored enterprises	23,803		23,803
Corporate debt obligations	3,272		3,272

Total	$74,134		$74,134

	Fair Value Measurement Using
December 31, 2019	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$24,824		$24,824
Tax-exempt	4,333		4,333
Mortgage-backed securities:
U.S. Government agencies	36,134		36,134
U.S. Government-sponsored enterprises	22,645		22,645
Corporate debt obligations	3,311		3,311

Total	$91,247		$91,247

Other real estate owned
: Assets acquired through loan foreclosure are recorded at fair value less estimated costs to sell, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off.
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
Impaired loans
: The fair value of impaired loans is specifically reviewed for purposes of determining the appropriate amount of impairment to be allocated to the ALLL. Fair value is generally measured based on the value of the collateral securing the loans. Collateral may include but is not necessarily limited to real estate, personal or business assets including vehicles, equipment, inventory, accounts receivable or marketable securities. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based on an outside appraisal, if deemed significant, or the net book value on the applicable borrower financial statements. Likewise, values for inventory, accounts receivable or marketable security collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate or custodian account statements (Level 3). Impaired loans are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income (Loss).
Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
June 30, 2020	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$363			$363
Impaired loans, net of related allowance	92			92

Total	$455			$455

	Fair Value Measurement Using
December 31, 2019	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$82			$82
Impaired loans, net of related allowance	973			973

Total	$1,055			$1,055

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at June 30, 2020 and December 31, 2019.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2020	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$363	Appraisal of collateral	Appraisal adjustments	22.0% to 60.0%	(47.0)%
			Liquidation expenses	10.0% to 10.0%	(10.0)%
Impaired loans	$92	Appraisal of collateral	Appraisal adjustments	50.0% to 50.0%	(50.0)%
			Liquidation expenses	0.0% to 0.0%	(0.0)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$82	Appraisal of collateral	Appraisal adjustments	42.0% to 60.0%	(52.0)%
			Liquidation expenses	10.0% to 10.0%	(10.0)%
Impaired loans	$973	Appraisal of collateral	Appraisal adjustments	10.0% to 50.0%	(22.0)%
			Liquidation expenses	9.5% to 12.3%	(8.8)%

The carrying and fair values of the Company’s financial instruments at June 30, 2020 and December 31
,
2019 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
June 30, 2020	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$43,228	$43,228	$43,228
Investment securities	74,134	74,134		$74,134
Loans held for sale	4,252	4,252		4,252
Net loans (1)	1,155,717	1,146,533			$1,146,533
Accrued interest receivable	1,826	1,826		356	1,470
Financial liabilities:
Deposits	$1,023,153	$980,672
Long-term debt	217,010	216,810
Accrued interest payable	457	457		457

		Fair Value Hierarchy
December 31, 2019	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$50,348	$50,348	$50,348
Investment securities available-for-sale	91,247	91,247		$91,247
Loans held for sale	81	81		81
Net loans (1)	844,593	836,074			$836,074
Accrued interest receivable	2,414	2,414		461	1,953
Financial liabilities:
Deposits	$940,480	$940,546		$940,546
Long-term debt	6,971	6,971		6,971
Accrued interest payable	435	435		435

1)
The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU
No. 2016-01
where the fair value of loans as of June 30, 2020 and December 31, 2019 was measured using an exit price notion

9. Goodwill
The following table summarizes activity related to the carrying value of goodwill for the six months ended June 30, 2020:

Balance, January 1, 2020		$24,754
Less: Goodwill impairment		24,754

Balance, June 30, 2020	$

Accounting guidance requires the Company to test its goodwill impairment at least annually, or more frequently, if an event occurs or circumstances change which are considered to be a triggering event that would more likely than not reduce the fair value of its goodwill below the carrying value of the reporting unit, Riverview Bank. The Company noted that at the end of the first quarter of 2020, as a result of the onset of the
COVID-19
pandemic, the market price of its common shares decreased significantly below the carrying value of its equity per share and that it did not recover during the second quarter. This decrease prompted the Company to assess its goodwill utilizing a quantitative test to determine whether it was more-likely-than-not
the fair value of the Company was less than the carrying amount as of the end of the second quarter of 2020.

The Company utilized multiple valuations
approaches
, including discounted income, change in control premium to parent market price and change in control premium to peer market price to determine the fair value of its goodwill. Each approach was assigned a weight to arrive at the fair value of the reporting unit. Based on the results of the quantitative test, it was determined the carrying amount of a reporting unit exceeded its fair value and that an impairment loss must be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Based on the results of the quantitative test, the Company recognized an impairment charge equal to the entire amount of its recorded goodwill on the balance sheet at June 30, 2020 totaling $24,754.
10. Subsequent Events:
In order to mitigate financial stress brought on by the onset of the
COVID-19
pandemic, the Company formulated a cost reduction strategy subsequent to the end of the second quarter of 2020 aimed at substantially lowering operating costs. This plan implemented in August 2020 is expected to lower salaries and benefits expense by $3,431 annually, effective beginning September 1, 2020. The cost associated with severance and furlough expenses related to such action which will be recognized in the third quarter of 2020 is expected to be approximately $454. In another major action instituted to counteract the effects of the pandemic, the Board of Directors of Riverview decided on July 23, 2020, to suspend the payment of dividends in order to conserve capital as a result of recognizing certain material nonrecurring expenses in the first half of 2020. Regulatory bodies recently issued guidance reminding bank management of the importance of taking capital preservation actions in these uncertain economic times and encouraging management to remain vigilant on how the current environment impacts their organization’s financial performance, need for capital, and ability to serve customers and communities throughout this crisis.
The extent to which the coronavirus may impact business activity or financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

2
5

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
Form 10-K
for the fiscal year ended December
31
,
2019
, as filed with the Securities and Exchange Commission on March 16
,
2020
.

2
6

Operating Environment:
Economic growth measured as gross domestic product (“GDP”), the value of all goods and services produced in the United States, decreased at an annualized rate of 32.9% in the second quarter of 2020. The decline in second quarter GDP was primarily in response to the spread of
COVID-19,
as government
“stay-at-home”
orders issued in March and April were partially lifted in some areas of the country in May and June, and government pandemic assistance payments were distributed to households and businesses. This led to rapid shifts in activity, as businesses and schools continued remote work and consumers and businesses canceled, restricted or redirected their spending. The decrease in GDP in the second quarter reflected decreases in personal consumption expenditures, exports, private inventory investment, nonresidential fixed investment, residential fixed investment, and state and local government spending that were partly offset by an increase in federal government spending.
The impact of the virus has been felt nationally and within our primary market area as unemployment rates have begun to escalate. Unemployment in the United States was 11.1% and 3.7% in June 2020 and 2019. respectively. With respect to the markets we serve, the unemployment rate increased in all the counties in which we have office locations. The average unemployment rate for counties in our market area increased to 12.0% in June 2020 compared to 4.4% in June 2019. The resulting impacts of the pandemic on consumer and business customers, including the sudden significant increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers and delinquency rates. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect borrowers’ ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn may influence the recognition of credit losses in our loan portfolios and has increased our allowance for loan losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Disruptions to our customers’ businesses could also result in declines in, among other things, trust and wealth management revenue. These developments, as a consequence of the pandemic, are materially impacting our business, the businesses of our customers and are expected to have a material adverse effect on our financial results for 2020, as evidenced by our first and second quarter results.
Inflationary pressure has reversed, as reflected by the Personal Consumption Expenditures Price Index,
decreasing at a rate of 1.9% in the second quarter of 2020, compared with an increase of 1.3% in the first quarter. The Consumer Price Index
(“CPI-U”)
increased 0.6% in June on a seasonally adjusted basis after declines in the prior three months. Over the last 12 months, the
CPI-U
increased 0.6% as prices have recovered after sharp declines in the first quarter of 2020. Concerns about the spread of the virus and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the Federal Open Market Committee of the Federal Reserve Board to aggressively cut the target Federal Funds rate to a range of 0% to 0.25%, including a
50-basis
point reduction on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. Accordingly, these monetary policy actions have already adversely impacted and may continue to impact our net interest margin if we are unable to reduce fund costs at the same magnitude or pace as repricing earning assets. Based on the aforementioned economic conditions, we believe that we may experience a material adverse effect in our business, results of operations and financial condition as a result of the
COVID-19
pandemic for an indefinite period.
Review of Financial Position:
Total assets increased $266,846 to $1,346,800 at June 30, 2020, from $1,079,954 at December 31, 2019. Loans, net, increased to $1,165,453 at June 30, 2020, compared to $852,109 at December 31, 2019, an increase of $313,344. The origination of $274,313 under the PPP was primarily responsible for the increase in loans. Business lending, including commercial and commercial real estate loans, increased $301,081, retail lending, including residential mortgages and consumer loans, decreased $5,205, and construction lending increased $17,468 during the six months ended June 30, 2020. Investment securities decreased $17,113, or 18.8%, in the six months ended June 30, 2020. Noninterest-bearing deposits increased $26,162, while interest-bearing deposits increased $56,511 during the six months ended June 30, 2020. Total stockholders’ equity decreased $23,658, to $94,452 at June 30, 2020 from $118,110 at year-end
2019. The decrease in stockholders’ equity was caused primarily by the recognition of a goodwill impairment charge of $24,754 at the end of the second quarter 2020. For the six months ended June 30, 2020, total assets averaged $1,189,086, an increase of $60,828 from $1,128,258 for the same period in 2019.
Investment Portfolio:
The Company’s entire investment portfolio is held as
available-for-sale,
which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale
totaled $74,134 at June 30, 2020, a decrease of $17,113, or 18.8%, from $91,247 at December 31, 2019. The onset of
COVID-19
caused a marked reduction in general market rates which increased the value of fixed rate securities and lowered the yield on adjustable rate securities. This provided the opportunity to aid in funding loan demand and reduce exposure to falling interest rates through the sale of investment securities at a net gain. Accordingly, we sold $27,168 in investment securities available-for-sale
which consisted of equal portions of longer-term municipal obligations and adjustable rate US Government mortgage backed securities. The net gain on the sale amounted to $815 in the first six months of 2020 compared to a net loss of $42 recognized in the first six months of 2019.

For the six months ended June 30, 2020, the investment portfolio averaged $74,350, a decrease of $30,829 compared to $105,179 for the same period last year. The tax-equivalent
yield on the investment portfolio decreased 22 basis points to 2.88% for the six months ended June 30, 2020, from 3.10% for the comparable period of 2019.
Securities
available-for-sale
are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported a net unrealized holding gain, included as a separate component of stockholders’ equity of $1,386, net of deferred income taxes of $368 at June 30, 2020. This compares with a net unrealized holding gain of $534, net of deferred income taxes of $142, at December 31, 2019. The increase in the unrealized holding gain was the result of reductions in general market rates.
Loan Portfolio:
Loans, net, increased to $1,165,453 at June 30, 2020 from $852,109 at December 31, 2019, an increase of $313,344, or 36.8%. Business loans, including commercial and commercial real estate loans, increased $301,081, or 52.4%, to $875,640 at June 30, 2020 from $574,559 at December 31, 2019. Retail loans, including residential real estate and consumer loans, decreased $5,205, or 2.4%, to $210,514 at June 30, 2020 from $215,719 at December 31, 2019. Construction lending increased $17,468, or 28.3%, to $79,299 at June 30, 2020 from $61,831 at December 31, 2019. The increase in the loan portfolio was attributable to the origination of $274,313 in PPP loans along with net loan growth of $39,031 generated primarily from new markets.
For the six months ended June 30, 2020, loans averaged $975,152, an increase of $87,721 compared to $887,431 for the same period in 2019. The tax-equivalent
yield on the loan portfolio was 4.33% for the six months ended June 30, 2020, an
89-basis
point decrease from 5.22% for the comparable period last year. The decrease in loan yield was caused by declines in general market rates, reductions in loan accretion and lower yield on originated PPP loans. Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the Federal Open Market Committee of the Federal Reserve Board to aggressively cut the target Federal Funds rate by
150-basis
points in the first half of 2020. Loan accretion included in loan interest income in the first six months of 2020 related to acquired loans was $292 compared to $1,495 for the same period in 2019. The yield earned on PPP loans from interest and fees was 2.45% for the six months ended June 30, 2020.
The economic slowdown associated with
COVID-19
may have an adverse impact on the growth and asset quality of our loan portfolio, especially those industry segments being severely impacted by the pandemic. Specifically, we have identified the following industries, by the amount of aggregate loans and percentage of total loans as of June 30, 2020 in our loan portfolio that may have increased exposure to this pandemic event:

	June 30, 2020
Industry:	Amount	% of Total Loans
Mining, Quarry, Oil and Gas	$1,620	0.14%
Construction-Land Subdivision	22,336	1.92%
Manufacturing	13,598	1.17%
Wholesale Trade	4,832	0.41%
Automobile Dealers	7,116	0.61%
Non-Residential Rentals and Leasing	261,321	22.42%
Residential Rental and Leasing	112,053	9.61%
Health Care	14,699	1.26%
Arts, Entertainment and Recreation	5,457	0.47%
Hospitality	65,754	5.64%
Restaurants	8,753	0.75%

	$517,539	44.41%

There have been a number of initiatives recently instituted by the Federal Government that may help offset the adverse impact on the growth and asset quality of our loan portfolio. In response to the economic slowdown caused by
COVID-19,
President Donald Trump signed into law the CARES Act on March 27, 2020 which included numerous provisions including the institution of the establishment of the PPP. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production due to the
COVID-19
pandemic. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employment-sustaining payroll costs and benefits, as well as other significant costs including the small businesses’ rent, mortgage, and utilities. There has been considerable demand for PPP loans implemented by the CARES Act. As a U.S. Small Business Administration (“SBA”) lender, we have been participating in the PPP and were able to approve 296 PPP loans totaling $39,700 in the first round of government funding. On April 24, 2020, the President signed into law a second round of PPP funding. We continue to actively participate in the PPP and as of June 30, 2020 we originated 1,273 loans totaling $274,313. On April 9, 2020, the FDIC, Federal Reserve and OCC created the PPPLF to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. We have utilized the liquidity relief offered by the PPPLF to the extent needed and as a result, do not expect our participation in the PPP to have a negative impact on our liquidity position, capital resources, financial condition or results of operations. Offsetting the positive influence offered by the PPP is the fact that most states, including the Commonwealth of Pennsylvania, have placed significant restrictions on non-essential
businesses as well as enforcing social distancing. The longer these restrictions are in place the more severe the effects of the economic slowdown will be and the greater the negative consequences for our loan customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.
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
The contractual amounts of
off-balance
sheet commitments at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Unused portions of lines of credit	$89,916	$81,665
Construction loans	28,764	41,168
Commitments to extend credit	20,841	24,954
Deposit overdraft protection	23,964	23,730
Standby and performance letters of credit	4,743	4,726

Total	$168,228	$176,243

Asset Quality:
National, Pennsylvania and our market area unemployment rates at June 30, 2020 and 2019 are summarized as follows:

	2020	2019
United States	11.1%	3.7%
Pennsylvania	13.1%	4.0%
Berks County	13.1%	4.4%
Blair County	11.8%	4.7%
Bucks County	12.7%	3.7%
Centre County	8.4%	3.6%
Clearfield County	11.6%	4.9%
Cumberland County	9.9%	3.6%
Dauphin County	13.3%	4.2%
Huntingdon County	13.9%	5.1%
Lebanon County	11.8%	4.0%
Lehigh County	14.3%	4.4%
Lycoming County	12.2%	4.6%
Perry County	9.6%	3.8%
Schuylkill County	12.9%	5.4%
Somerset County	12.4%	5.0%
Employment conditions deteriorated in 2020 for the Nation, Commonwealth of Pennsylvania and within every county in which we have branch locations. The average unemployment rate for all our counties increased to 12.0% in 2020 from 4.4% in 2019. The lowest unemployment rate in 2020 for all the counties we serve was 8.4% which was in Centre County, and the highest recorded rate being 14.3% in Lehigh County. High levels or increases in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.

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

Our asset quality deteriorated in the six months ended June 30, 2020. Nonperforming assets increased $8,299, or 163.4%, to $13,379 at June 30, 2020, from $5,080 at December 31, 2019. We experienced increases in all major categories of nonperforming assets in the first half of 2020 with the majority of this increase coming in the form of accruing troubled debt restructured loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.15% at June 30, 2020 compared to 0.60% at December 31, 2019.
Loans on nonaccrual status increased $954 to $3,241 at June 30, 2020 from $2,287 at December 31, 2019. The increase in nonaccrual loans was due to increases of $848 in commercial real estate loans and $446 in residential loans partially offset by decreases of $340 in commercial loans. Accruing loans past due 90 days or more increased $138, and other real estate owned increased $281 during the six months ended June 30, 2020.

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
In March 2020, a joint statement was issued by federal and state regulatory agencies to clarify that short-term loan modifications are not troubled debt restructurings (“TDR”) if made on a good-faith basis in response to
COVID-19
to borrowers who were current prior to the implementation of our deferral programs. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification programs were implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For all borrowers who enroll in these loan modification programs offered as a result of
COVID-19,
the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program, and the modifications will not impact a borrower’s repayment history for credit repayment reporting purposes. The Company reevaluates these credits granted deferrals under this guidance each quarter under its existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR. As a result of this reevaluation in the second quarter of 2020, accruing troubled debt restructured loans increased $6,926, to $9,592 at June 30, 2020 from $2,666 at December 31, 2019.
As of June 30, 2020, we have granted temporary modifications to consumer and commercial loan customers for 501 loans with outstanding balances totaling $256,422, or 22.0%, of total loans. Depending on the circumstances and request from the borrower, modifications were made to defer all payments for loans requiring principal and interest payments, or to defer principal payments only and continue to collect interest payments, or to defer all interest payments for loans requiring interest only payments. The following table summarizes information concerning loan modifications made as of June 30, 2020, by loan classification:

				Weighted Average Loan to Value		Aggregate Deferred Payments
	Number of Loans	Amount	% of Outstanding	% of Total Loan Classification	% of Loans Modified	Principal	Interest
Commercial	110	$25,858	6.79%			$905	$382
Construction:
Commercial	11	10,635	20.13%	71.86%	73.10%	528	127
Hospitality	4	18,851	71.19%	66.47%	69.01%	55	299

Total	15	29,486	37.18%			583	426

Commercial Real Estate:
Multi Family	25	15,656	26.42%	66.46%	75.49%	146	149
Owner Occupied	92	41,784	33.46%	63.00%	63.37%	832	436
Non-Owner Occupied	53	76,439	31.46%	62.53%	64.69%	2,228	710
Hospitality	9	24,688	67.40%	64.81%	59.57%	424	443
Agricultural	21	12,156	39.31%	53.99%	60.39%	243	284

Total	200	170,723	34.51%			3,873	2,022

Residential Real Estate	161	30,043	14.74%			445	452
Consumer	15	312	4.61%			11	8

Total	501	$256,422	22.00%			$5,817	$3,290

The following table summarizes information concerning loan modifications with expired deferrals as of June 30, 2020 by loan classification:

Loans Modified with Expired Deferrals
	Returning to Repayment		Approved for Additional Deferral		Aggregate Deferred Payments for Loans Approved for Additional Deferral
	Number of Loans	Amount	Number of Loans	Amount	Principal	Interest
Commercial	63	$10,643	8	$1,352	$88	$26
Construction:
Commercial	5	5,550
Hospitality	1	5,912	1	4,947		97

Total	6	11,462	1	4,947		97

Commercial Real Estate:
Multi Family	13	5,763
Owner Occupied	58	26,441	4	3,458	108	73
Non-Owner Occupied	41	87,234	1	1,278	26	25
Hospitality	4	10,504	2	8,381	252	158
Agricultural	3	1,891	1	100	3	2

Total	119	131,833	8	13,217	389	258

Residential Real Estate	44	9,410	1	513	14	8
Consumer

Total	232	$163,348	18	$20,029	$491	$389

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
The allowance for loan losses increased $2,220 to $9,736 at June 30, 2020, from $7,516 at the end of 2019. The increase in the allowance was a result of the provision for loan losses of $3,812 for the first six months of 2020 exceeding net charge-offs for the period. The provision for loan losses totaled $2,012 for the quarter ended June 30, 2020, compared to $618 for the same period in

2019. The increase in the provision for loan losses was the combined result of loan growth, increases in historical loss factors and changes in qualitative factors related to the reserve build associated with the effects of
COVID-19
as of the balance sheet date. For the six months ended June 30, net charge-offs were $1,592, or 0.33%, of average loans outstanding in 2020 compared to $547, or 0.12%, of average loans outstanding for the same period in 2019. The increase in net charge-offs was primarily due to charge off of one large unsecured commercial loan in the amount of $899 and two related commercial real estate loans in the amount of $501, that were charged off due to deterioration in their financial conditions.
Deposits:
We attract the majority of our deposits from within our
14-county
market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2020, total deposits increased $82,673 to $1,023,153 from $940,480 at December 31, 2019. Noninterest-bearing transaction accounts increased $26,162, while interest-bearing accounts increased $56,511. Specifically, interest-bearing transaction accounts, including money market, NOW and savings, increased $67,586 and time deposits, including certificates of deposit and individual retirement accounts decreased $11,075 in the six months ended June 30, 2020.
For the six months ended June 30, interest-bearing deposits averaged $816,298 in 2020 compared to $832,327 in 2019. The cost of interest-bearing deposits was 0.78% in 2020 compared to 1.01% in 2019. Consistent with recent FOMC actions to lower short-term rates due to the onset of
COVID-19,
we also took actions to lower deposit rates to fend off net interest margin contraction due to changes in yields on floating and adjustable rate loans. We anticipate deposit costs to continue to decrease in the short term based on the market rate impact of recent actions of the FOMC to lower its target federal funds rate in the latter part of March 2020.
We expect core deposits to decrease in the coming months as unemployment benefits, PPP funds, and loan deferrals come to an end. Many consumers are working from home or temporarily unemployed but still receiving income through unemployment insurance programs that have provided liquidity for ongoing expenses. Additional liquidity that was created through the advancement of funds through the PPP program should enter the end of their lifespan at the same time companies that deferred loan payments begin making monthly payments again, which should lead to reductions in accumulated funds.
Borrowings:
The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.
Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Atlantic Community Bankers Bank (“ACBB”), Pacific Community Bankers Bank and the FHLB. At June 30, 2020 and December 31, 2019, we did not have any short-term borrowings outstanding.
Long-term debt totaled $217,010 at June 30, 2020 as compared to $6,971 at December 31, 2019. For the six months ended June 30, long-term debt averaged $67,346 in 2020 and $6,912 in 2019. The large increase in long-term debt is attributable to advances taken through the Federal Reserve’s PPPLF whereby loans originated through the PPP program can be pledged as security to facilitate advancements made through the program. As of June 30, 2020, we had outstanding borrowing through the program of $189,719 at a rate of 0.35%. At the end of March 2020, we borrowed $20,000 of term debt from the FHLB to take advantage of reductions in general market rates. These funds were used to bolster our liquidity position and provide necessary funding for new loans. The amount of the term debt was spread equally over three, five and seven-year maturities. The FHLB borrowing had a weighted average rate of 0.90% and weighted average life of five years. As a FHLB member, we are required to buy a portion of stock in FHLB for each advance. The adjusted weighted average cost of the borrowing decreases to 0.57% considering the addition of the dividend rate on the FHLB stock at the time the borrowing was granted. The average cost of long-term debt was 1.04% for the six months ended June 30, 2020, a decrease from 7.73% for the same period last year.
As a result of the significant reduction in market rates during the first half of 2020, the Company took advantage of the historically low interest rate environment by entering into a fixed interest rate swap on $9,279 of trust preferred securities at a
10-year
weighted average rate of 2.99%. Prior to entering into the swap arrangement, the interest rate on these securities adjusted quarterly base on three-month LIBOR plus a spread of 2.95% on $5,155 and 1.54% on $4,124 of trust preferred securities.

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
Our cumulative
one-year
RSA/RSL ratio equaled 1.43 at June 30, 2020. Given the recent monetary policy actions of the FOMC based on uncertainty surrounding the timing of the recovery from the pandemic and the potential for rates to remain at these low levels, the focus of ALCO has been to reduce our exposure to the effects of repricing assets.
The current position at June 30, 2020, indicates that the amount of RSA repricing within one year would exceed that of RSL, with declining rates causing a slight decrease in net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Given an instantaneous and parallel shift in interest rates of plus and minus 100 basis points, our projected net interest income for the 12 months ending June 30, 2021, would increase 2.94% and decrease 4.61% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments to manage our IRR position.
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
As a result of the onset of the
COVID-19
pandemic, we have placed increased emphasis on solidifying, monitoring and managing our liquidity position. We believe our liquidity position is strong. At June 30, 2020, we had available liquidity of $43,228 from cash and interest-bearing balances with other banks. Our investment securities portfolio is comprised primarily of highly liquid U.S. Government and Government-Sponsored Enterprises and high credit quality municipal securities. At June 30, 2020, available-for-sale
investment securities totaled $74,134, and had a net unrealized holding gain of $1,754. Our secondary sources of liquidity consist of the available borrowing capacity at the Federal Home Loan Bank (“FHLB”), Atlantic Community Bankers Bank (“ACBB”), Pacific Coast Bankers Bank (“PCBB”), and through a relationship with StoneCastle Partners, LLC, a third party financial institution who provides cash management services to institutional investors. At June 30, 2020, our available borrowing capacity was $351,388 at the FHLB, and was $10,000 each at ACBB and PCBB. StoneCastle provides deposits to community banks up to 15% of their total assets, which would amount to additional liquidity of $202,020 for us based on June 30, 2020. As aforementioned, we intend to utilize the liquidity relief offered by the PPPLF to the extent needed and as such do not expect our participation in the PPP to have a negative impact on our liquidity position.
With respect to monitoring and managing our liquidity, in addition to our normal quarterly liquidity reporting to the Risk Committee that includes stress testing under moderate, severe and extreme scenarios, we have instituted a formalized presentation monthly using various metrics to assist the entire Board of Directors in assessing our liquidity position. With the changes in the industry related to
COVID-19,
we have focused on maintaining greater liquidity. We believe liquidity needs should be greater during this volatile time within the industry and markets. Based upon this volatility, we took steps to maintain a greater balance of cash and cash equivalents on the balance sheet through the sale of investment securities available-for-sale
and borrowing from the FHLB.
We employ several analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2020. Our noncore funds at June 30, 2020 were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered highly volatile. At June 30, 2020, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 16.01%, while our net short-term noncore funding ratio, noncore funds maturing within one-year,
less short-term investments to assets equaled 0.98%. Comparatively, our net noncore dependence ratio was
-1.03%
while our net short-term noncore funding ratio was 1.54% at
year-end.
The increase in the net noncore funding dependence ratio is associated with borrowing to fund investment in PPP loans and is anticipated to reduce substantially as these loans enter the forgiveness stage. In addition, as compared to peer levels, our reliance on short-term noncore funds remains low.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $7,120 during the six months ended June 30, 2020 as compared with a decrease of $12,841 for the same period last year. For the six months ended June 30, 2020, we realized net cash outflows of $273 from operating activities and $298,477 from investing activities offset partially by a net cash inflow of $291,630 from financing activities. For the same period of 2019, we recognized net cash inflows of $1,960 from operating activities and $11,442 from investing activities, offset by a net cash outflow of $26,243 from financing activities.

Operating activities used net cash of $273 for the six months ended June 30, 2020 compared to generating $1,960 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as goodwill impairment, depreciation, amortization, and the provision for loan losses, is the primary source of funds from operations.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $298,477 for the six months ended June 30, 2020. For the comparable period in 2019, investing activities provided net cash of $11,442. For the six months ended June 30, 2020, loan originations of $274,313 from PPP loans were the primary factor for the net increase in loans of $314,982. For the comparable period of 2019, payments and prepayments on loans exceeding loan originations was the primary factor causing the net cash inflow from investing activities.
Financing activities provided net cash of $291,630 for the six months ended June 30, 2020 and used net cash of $26,243 for the same period last year. Liquidity associated with financing PPP loans was generated through funds from deposit gathering and long-term debt. During the six months ended June 30, deposits increased $82,673 in 2020 versus a decrease of $24,893 in 2019, while proceeds from long-term debt were $209,997 for the first six months of 2020.
We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.
Capital:
Stockholders’ equity totaled $94,452, or $10.20 per share, at June 30, 2020, and $118,110, or $12.81 per share, at December 31, 2019. The net decrease in stockholders’ equity in the six months ended June 30, 2020 was a result of the recognition of a net loss of $23,489 and the payout of cash dividends of $1,386, offset by the issuance of common stock through Riverview’s ESPP, 401k and dividend reinvestment plans of $346, stock-based compensation of $49 and the recognition of a change in other comprehensive income of $822.
Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance.
The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the periods ended June 30, 2020 and December 31, 2019:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
June 30, 2020:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$106,468	12.2%	$91,857	≥	10.5%	$87,483	≥	10.0%
Tier 1 capital (to risk-weighted assets)	96,637	11.1	74,361	≥	8.5	69,987	≥	8.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	96,637	11.1	61,238	≥	7.0	56,864	≥	6.5
Tier 1 capital (to average total assets)	96,637	8.1	47,727	≥	4.0	59,659	≥	5.0

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2019:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$104,010	12.4%	$88,132	≥	10.5%	$83,936	≥	10.0%
Tier 1 capital (to risk-weighted assets)	96,405	11.5	71,345	≥	8.5	67,148	≥	8.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	96,405	11.5	58,755	≥	7.0	54,558	≥	6.5
Tier 1 capital (to average total assets)	96,405	9.1	42,489	≥	4.0	53,112	≥	5.0

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
In a major action instituted to counteract the effects of the pandemic, the Board of Directors of Riverview decided on July 23, 2020, to suspend the payment of dividends in order to conserve capital as a result of recognizing certain material nonrecurring expenses in the first half of 2020. Regulatory bodies recently issued guidance reminding bank management of the importance of taking capital preservation actions in these uncertain economic times and encouraging management to remain vigilant on how the current environment impacts their organization’s financial performance, need for capital, and ability to serve customers and communities throughout this crisis. In concert with this guidance, the Company is in the process of pursuing the issuance of subordinated debt in the amount of $15,000 at the bank holding company that will be down streamed to the Bank in the form of capital. This issuance is expected to be completed by the end of the third quarter of 2020.
Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at June 30, 2020 and December 31, 2019. There are no conditions or negative events since this notification that we believe have changed the Bank’s well capitalized status.
Review of Financial Performance:
We reported a net loss of $23,489, or $(2.54) per basic and diluted weighted average common share, for the first six months of 2020, compared to a net income of $747, or $0.08 per basic and diluted weighted average common share, for the first six months of 2019. The major factor impacting earnings in the second quarter of 2020 was the recognition of goodwill impairment of $24,754. The impairment expense is a noncash charge and has no impact on tangible book value, regulatory capital ratios, liquidity and the Company’s cash balances.
Accounting guidance requires the Company to test its goodwill impairment at least annually, or more frequently if an event occurs or circumstances change which are considered to be a triggering event that would more likely than not reduce the fair value of its goodwill below the carrying value of the reporting unit, Riverview Bank. The Company noted that at the end of the first quarter of 2020 as a result of the onset of the
COVID-19
pandemic, the market price of its common shares decreased significantly below the carrying value of its equity per share and that it did not recover during the second quarter. This decrease prompted the Company to assess its goodwill utilizing a quantitative test to determine whether it was more-likely-than-not
the fair value of the Company was less than the carrying amount as of the end of the second quarter of 2020.

The Company utilized multiple valuations approaches, including discounted income, change in control premium to parent market price and change in control premium to peer market price to determine the fair value of its goodwill. Each approach was assigned a weight to arrive at the fair value of the reporting unit. Based on the results of the quantitative test, it was determined the carrying amount of a reporting unit exceeded its fair value and that an impairment loss must be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
Also impacting net income for the first half of 2020 was a provision for loan losses of $3,812, an increase of $2,611 compared to the same period last year. The increase in the provision for loan losses was the combined result of loan growth, increases in historical loss factors, and changes in qualitative factors related to the reserve build associated with the effects of
COVID-19
as of the balance sheet date. As the Company weighs additional information on the potential impact of this event on our overall economic prospects, coupled with our loan officers’ further assessments of the impact on individual borrowers, our delinquencies and loss estimates will be revised, as needed. These revisions could have a material impact on future provisions to the allowance for loan losses and results of operations. Another factor influencing the level of earnings in the first six months of 2020 was the recognition of $1,221 less of net accretion on acquired assets and assumed liabilities as compared to the first six months of 2019. Partially offsetting the impact of these reductions to income was the recognition of an $815 net gain on the sale of investment securities in order to provide liquidity to fund loan demand and limit exposure to falling rates through the disposition of adjustable rate securities. The results for the first six months of 2019 included the first quarter recognition of $2,218 in nonrecurring executive separation expenses along with the $456 in severance charges recorded in the second quarter. If the
COVID-19
pandemic persists, it will continue to have a severe effect on economic activity and will cause greater negative consequences for our customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.
In order to mitigate financial stress brought on by the onset of the
COVID-19
pandemic, the Company formulated a cost reduction strategy subsequent to the end of the second quarter of 2020 aimed at substantially lowering operating costs. This plan implemented in August 2020 is expected to lower salaries and benefits expense by $3,431 annually, effective beginning September 1, 2020. The cost associated with severance and furlough expenses related to such action which will be recognized in the third quarter of 2020 is expected to be approximately $454.
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
For the six months ended June 30,
tax-equivalent
net interest income decreased $1,985 to $18,598 in 2020 from $20,583 in 2019. The decrease in tax-equivalent
net interest income was primarily attributable to a decline in the tax-equivalent
loan yield due to reductions in market rates and the addition of lower yielding PPP loans and the realization of lower levels of loan accretion from purchase accounting marks. The tax-equivalent
net interest margin for the six months ended June 30 was 3.43% in 2020 compared to 4.03% in 2019. The net interest spread decreased to 3.29% for the six months ended June 30, 2020 from 3.83% for the six months ended June 30, 2019. The tax-equivalent
yield on the loan portfolio decreased to 4.33% in 2020 compared to 5.22% in 2019. The actions taken by the Federal Open Market Committee in March 2020 to reduce its target federal funds rate by 150 basis points impacted the loan portfolio yield as it had a corresponding adverse effect on our floating and adjustable rate loans. Also influencing the decline was recognizing the lower yield earned equating to 2.45% on the addition of PPP loans in the second quarter of 2020. The addition of PPP loans provided a net benefit of $1,022 to net interest income in the first half of 2020. Loan accretion related to purchase accounting marks from mergers declined in the first six months was $292 in 2020 and $1,495 in 2019. Overall, average earning assets increased $59,358 while average interest-bearing liabilities increased $59,108 in comparing the first six months of 2020 with 2019.
For the six months ended June 30,
tax-equivalent
interest income decreased $2,862, to $22,158 in 2020 from $25,020 in 2019. An unfavorable rate variance due to the lower yield earned on PPP loans and reductions in market rates more than offset a favorable volume variance primarily caused by the addition of PPP loans. Specifically, the overall yield on earning assets, on a fully tax-equivalent
basis, decreased for the six months ended June 30, 2020 to 4.09% as compared to 4.90% for the six months ended June 30, 2019. With respect to the volume variance, average earning assets increased $59,358 to $1,088,834 for the first six months of 2020 from $1,029,476 for the same period in 2019.
Tax-equivalent
loan income decreased $1,961 comparing the first half of 2020 and 2019. The increase in average loans of $87,721 was more than offset by an
89-basis
point decline in yield. The decrease in average investments of $30,829 was the primary cause of the $555 reduction in tax-equivalent
interest income on investments.
Total interest expense decreased $877 to $3,560 for the six months ended June 30, 2020 from $4,437 for the six months ended June 30, 2019. Reductions in fund costs more than offset increases in average volumes on interest-bearing liabilities. Comparing the first six months of 2020 and 2019, the weighted average cost of funds decreased 27 basis points to 0.80% from 1.07% while the average volume of interest-bearing liabilities increased $59,108 to $898,347 from $839,239. Money market and NOW account costs declined 58 and 38 basis points and were the major cause in lowering interest expense on deposits. The average volume and weighted average yield for long-term debt for the six months ended June 30, 2020 were $67,346 and 1.04%, compared to $6,912 and 7.73% for the same comparison period from 2019. The volume increase was due to liquidity-based borrowings established at FHLB and the Federal Reserve to primarily fund PPP loan originations. We expect that our net interest margin will continue to decrease as our rate sensitive assets decline at a frequency and magnitude greater than our fund costs given the uncertainty in the market as a result of the pandemic.
For the three months ended June 30,
tax-equivalent
net interest income decreased $1,001 to $9,752 in 2020 from $10,753 in 2019. The decrease in tax-equivalent
net interest income was attributable to a decline in net accretion from purchased assets and assumed liabilities and reduced earnings from general market rates, partially offset by increased net earnings from PPP loans. Average earning assets increased $163,772 while average earning liabilities increased $152,879 comparing the second quarters of 2020 and 2019. The tax-equivalent
net interest margin for the three months ended June 30, was 3.29% in 2020 compared to 4.20% in 2019. The net interest spread decreased to 3.18% for the three months ended June 30, 2020 from 4.00% for the three months ended June 30, 2019. Net accretion decreased to $213 from $1,119 comparing the second quarters of 2020 and 2019. Net interest income generated from PPP loans amounted to $1,022 in the second quarter of 2020.
For the three months ended June 30,
tax-equivalent
interest income decreased $1,588, to $11,395 in 2020 from $12,983 in 2019. An unfavorable rate variance in interest income of $12,230 was partially offset by favorable gains of $10,642 due to a greater volume of average earning assets compared to average interest-bearing liabilities. The overall yield on earning assets, on a fully tax-equivalent
basis, decreased for the three months ended June 30, 2019 to 3.85% as compared to 5.07% for the three months ended June 30, 2019. This decrease was a result of the combined impact of lower loan yields from declines in market rates and the addition of low yielding PPP loans along with the effects of reduced accretion on purchased loans. Average loans increased $187,841 comparing the second quarters of 2020 and 2019. The tax-equivalent
yield on the loan portfolio was 4.08% for the three months ended June 30, 2020 compared to 5.41% for the same period last year. The combined impact of loan rate and volume variances caused an overall decrease in interest earned on loans of $1,074. The yield earned on investments decreased 20 basis points for the second quarter of 2020 to 2.91% from 3.11% for the second quarter of 2019. This coupled with average investments decreasing to $66,672 for the quarter ended June 30, 2020 compared to $102,135 for the same period in 2019, resulted in a decrease in tax-equivalent
interest income of $310. Overall
tax-equivalent
interest earned on investments was $482 for the three-month period ended June 30, 2020 compared to $792 for the same period in 2019.
Total interest expense decreased $587 to $1,643 for the three months ended June 30, 2020 from $2,230 for the three months ended June 30, 2019. A favorable rate variance more than offset an unfavorable volume variance and caused interest expenses to decrease. The cost of funds decreased to 0.67% for the three months ended June 30, 2020 as compared to 1.07% for the same period in 2019. The average volume of interest-bearing liabilities increased to $988,804 for the three months ended June 30, 2020, from $835,925 for the three months ended June 30, 2019. Average interest-bearing deposits increased $8,509 to $837,512 for the second quarter of 2020 from $829,003 for the same period last year. Average long-term debt increased to $112,875 for the second quarter of 2020 from $6,922 for the same period last year to provide funding for PPP loans.
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

	Six months ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$939,993	$20,384	4.36%	$852,427	$22,368	5.29%
Tax exempt	35,159	609	3.48%	35,004	586	3.38%
Investments
Taxable	67,815	931	2.76%	96,305	1,472	3.08%
Tax exempt	6,535	133	4.09%	8,874	147	3.34%
Interest bearing deposits	39,332	101	0.52%	36,866	447	2.45%
Federal funds sold

Total earning assets	1,088,834	22,158	4.09%	1,029,476	25,020	4.90%
Less: allowance for loan losses	7,754			6,457
Other assets	108,006			105,239

Total assets	1,189,086			$1,128,258

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$109,502	$234	0.43%	$113,159	$566	1.01%
NOW accounts	281,703	460	0.33%	276,036	978	0.71%
Savings accounts	138,501	88	0.13%	131,797	66	0.10%
Time deposits	286,592	2,402	1.69%	311,335	2,562	1.66%
Short term borrowings	14,703	28	0.38%
Long-term debt	67,346	348	1.04%	6,912	265	7.73%

Total interest-bearing liabilities	898,347	3,560	0.80%	839,239	4,437	1.07%
Non-interest-bearing demand deposits	158,065			157,908
Other liabilities	13,365			16,975
Stockholders’ equity	119,309			114,136

Total liabilities and stockholders’ equity	$1,189,086			$1,128,258

Net interest income/spread		$18,598	3.29%		$20,583	3.83%

Net interest margin			3.43%			4.03%
Tax-equivalent adjustments:
Loans		$128			$123
Investments		28			31

Total adjustments		$156			$154

Provision for Loan Losses:
We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2020.

The provision for loan losses totaled $3,812 for the six months ended June 30, 2020, compared to $1,201 in 2019. For the quarter ended June 30, the provision for loan losses was $2,012 in 2020 compared to $618 in 2019. The increase in the provision for loan losses was the combined result of loan growth, increases in historical loss factors and changes in qualitative factors related to the reserve build associated with the effects of
COVID-19
as of the balance sheet date. The pandemic effects are expected to continue to weigh heavily on businesses and their ability to service debt along with increasing unemployment for those individuals depending on these businesses for income. As a result, our future provisions may increase by the growth of loan delinquencies and charge-offs resulting from
COVID-19
pandemic related financial stress.
Noninterest Income:
For the six months ended June 30, noninterest income totaled $4,931 in 2020, an increase of $994 from $3,937 in 2019. The increase was primarily attributable to recognizing an $815 net gain on the sale of investment securities to provide liquidity to fund loan demand and limit exposure to falling rates through the disposition of adjustable rate securities. This compares to a $42 loss from the sale of investment securities recorded in 2019. Service charges, fees and commissions increased $24 as service charge initiative benefits generated in the first quarter of 2020 decreased due to temporary
COVID-19
induced suspensions and reductions to service charges in the second quarter of 2020. Mortgage banking income increased $293 for the six months ended June 30, 2020 as compared to the same period in 2019 as borrowers took advantage of low interest rates. Trust and wealth management income declined for the first six months of 2020 by $118 and $67 compared to the first six months of 2019 due primarily to a marked slowdown in activities brought on by the impact of
COVID-19.
For the quarter ended June 30, noninterest income totaled $2,001 in 2020, a decrease of $125 from $2,126 in 2019. The decrease in noninterest income for the quarter was due primarily to reductions in services charges, fees and commissions of $304, trust income of $71 and wealth management income of $40 partially offset by increases in mortgage banking income of $291.
Noninterest Expenses:
In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, lease expense and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, FDIC assessments, other taxes, and supplies. Several of these costs and expenses are variable, while the remainder are fixed. We utilize budgets and other related strategies to control the variable expenses.
Noninterest expense increased $20,718, or 92.3%, to $43,166 for the six months ended June 30, 2020, from $22,448 for the same period last year. The increase was primarily due to the writing off of the entire amount of goodwill on the books totaling $24,754. Excluding this nonrecurring charge, noninterest expense would have decreased $4,036, or 18.0%, comparing the six months ended June 30, 2020 and 2019. Net occupancy expense increased $115, or 5.4%, to $2,248 for the first six months of 2020 from $2,133 for the same period last year. Higher costs related to building and equipment maintenance and repairs caused the increase. Other expenses decreased $757, or 11.6%, to $5,795 in the first six months of 2020 compared to $6,552 for the same period last year. The decrease is a result of implementing cost savings initiatives in the latter part of 2019.
For the three months ended June 30, 2020, noninterest expense increased $23,470, to $33,954 from $10,484 for the same period last year. Excluding goodwill impairment of $24,754 realized in the second quarter of 2020, noninterest expense would have decreased $1,284, or 12.2%. Salaries and employee benefit expense was $4,985 for the quarter ended June 30, 2020, a decrease of $845 over the same period in 2019 due to previously implemented efficiency initiatives. For the second quarter, other expenses decreased to $2,978 in 2020 from $3,508 in 2019, or 15.1%.
Income Taxes:
We recorded an income tax benefit of $116 for the six months ended June 30, 2020 as compared to a tax benefit of $30 for the six months ended June 30, 2019. For the three months ended June 30, we recorded a tax benefit of $172 in 2020 as compared to income tax expense of $268 in 2019.

Riverview Financial Corporation

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
At June 30, 2020, the end of the period covered by this Quarterly Report on Form
10-Q,
the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in
Rule 13a-15(e)
under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2020, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
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

Date: August 10, 2020

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2020