Form 10-Q
period 2020-09-30
Riverview Financial Corp
filed 2020-11-05
CIK 1590799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2020
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
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,281,015 at October
29
, 2020.

RIVERVIEW FINANCIAL CORPORATION
FORM
10-Q
For the Quarter Ended September 30, 2020

Riverview Financial Corporation
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$10,646	$11,838
Interest-bearing deposits in other banks	21,312	38,510
Investment securities available-for-sale	98,846	91,247
Loans held for sale	4,547	81
Loans, net	1,163,442	852,109
Less: allowance for loan losses	11,624	7,516

Net loans	1,151,818	844,593
Premises and equipment, net	18,419	17,852
Accrued interest receivable	3,218	2,414
Goodwill		24,754
Intangible assets	2,227	2,736
Other assets	45,739	45,929

Total assets	$1,356,772	$1,079,954

Liabilities:
Deposits:
Noninterest-bearing	$178,168	$147,405
Interest-bearing	853,145	793,075

Total deposits	1,031,313	940,480
Short-term borrowings
Long-term debt	217,031	6,971
Accrued interest payable	591	435
Other liabilities	12,413	13,958

Total liabilities	1,261,348	961,844

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; September 30, 2020, issued and outstanding 9,279,503 shares; December 31, 2019, issued and outstanding 9,216,616 shares	102,672	102,206
Capital surplus	190	112
Retained earnings (accumulated deficit)	(8,040)	16,140
Accumulated other comprehensive income (loss)	602	(348)

Total stockholders’ equity	95,424	118,110

Total liabilities and stockholders’ equity	$1,356,772	$1,079,954

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2020	2019	2020	2019
Interest income:
Interest and fees on loans:
Taxable	$11,265	$12,283	$31,649	$34,651
Tax-exempt	223	259	704	722
Interest and dividends on investment securities available-for-sale:
Taxable	360	641	1,291	2,113
Tax-exempt	71	43	176	159
Interest on interest-bearing deposits in other banks	11	200	112	647

Total interest income	11,930	13,426	33,932	38,292

Interest expense:
Interest on deposits	1,200	2,027	4,384	6,199
Interest on short-term borrowings			28
Interest on long-term debt	304	127	652	392

Total interest expense	1,504	2,154	5,064	6,591

Net interest income	10,426	11,272	28,868	31,701
Provision for loan losses	1,844	1,049	5,656	2,250

Net interest income after provision for loan losses	8,582	10,223	23,212	29,451

Noninterest income:
Service charges, fees and commissions	1,099	1,129	3,491	3,497
Commission and fees on fiduciary activities	246	314	669	855
Wealth management income	220	226	636	709
Mortgage banking income	401	151	900	357
Bank owned life insurance investment income	192	193	578	574
Net gain (loss) on sale of investment securities available-for-sale		(53)	815	(95)

Total noninterest income	2,158	1,960	7,089	5,897

Noninterest expense:
Salaries and employee benefits expense	5,411	5,232	15,452	18,572
Net occupancy and equipment expense	1,428	1,041	3,676	3,174
Amortization of intangible assets	170	194	509	582
Goodwill impairment			24,754
Net cost (benefit) of operation of other real estate owned	51	(15)	40	20
Other expenses	2,918	2,979	8,713	9,531

Total noninterest expense	9,978	9,431	53,144	31,879

Income (loss) before income taxes	762	2,752	(22,843)	3,469
Income tax expense (benefit)	67	486	(49)	456

Net income (loss)	695	2,266	(22,794)	3,013

Other comprehensive income (loss):
Unrealized (gain) loss on investment securities available-for-sale	114	(256)	2,007	2,703
Reclassification adjustment for net (gain) loss on sale of investment securities available-for-sale included in net income (loss)		53	(815)	95
Net change in derivative fair value	49		11

Other comprehensive income (loss)	163	(203)	1,203	2,798
Income tax expense (benefit) related to other comprehensive income	35	(42)	253	588

Other comprehensive income (loss), net of income taxes	128	(161)	950	2,210

Comprehensive income (loss)	$823	$2,105	$(21,844)	$5,223

Per share data:
Net income (loss):
Basic	$0.08	$0.25	$(2.46)	$0.33
Diluted	$0.08	$0.25	$(2.46)	$0.33
Average common shares outstanding:
Basic	9,273,666	9,173,901	9,248,856	9,159,281
Diluted	9,273,666	9,181,076	9,248,856	9,172,015
See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

For the nine months ended September 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2020	$102,206	$112	$16,140	$(348)	$118,110
Net income (loss)			(22,794)		(22,794)
Other comprehensive income (loss) , net of income taxes				950	950
Issuance under ESPP, 401k and Dividend Reinvestment plans: 62,887 shares	466				466
Stock based compensation		78			78
Dividends declared, $0.15 per share			(1,386)		(1,386)

Balance, September 30, 2020	$102,672	$190	$(8,040)	$602	$95,424

Balance, January 1, 2019	$101,134	$332	$15,063	$(2,619)	$113,910
Net income (loss)			3,013		3,013
Other comprehensive income (loss), net of income taxes				2,210	2,210
Issuance under ESPP, 401k and Dividend Reinvestment plans: 42,518 shares	474				474
Exercise of stock options: 18,492 shares	199	(32)			167
Dividends declared, $0.28 per shares			(2,519)		(2,519)

Balance, September 30, 2019	$101,807	$300	$15,557	$(409)	$117,255

For the three months ended September 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2020	$102,552	$161	$(8,735)	$474	$94,452
Net income (loss)			695		695
Other comprehensive income (loss) , net of income taxes				128	128
Issuance under ESPP, 401k and Dividend Reinvestment plans: 15,806 shares	120				120
Stock based compensation		29			29
Dividends declared, $0.00 per share

Balance, September 30, 2020	$102,672	$190	$(8,040)	$602	$95,424

Balance, July 1, 2019	$101,644	$304	$13,978	$(248)	$115,678
Net income (loss)			2,266		2,266
Other comprehensive income (loss), net of income taxes				(161)	(161)
Issuance under ESPP, 401k and Dividend Reinvestment plans: 14,534 shares	159				159
Exercise of stock options: 361 shares	4	(4)
Dividends declared, $0.08 per shares			(687)		(687)

Balance, September 30, 2019	$101,807	$300	$15,557	$(409)	$117,255

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2020	2019
Cash flows from operating activities:
Net income (loss)	$(22,794)	$3,013
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	952	874
Provision for loan losses	5,656	2,250
Stock based compensation	78
Net amortization of investment securities available-for-sale	559	576
Net cost (benefit) of operation of other real estate owned	40	20
Net (gain) loss on sale of investment securities available-for-sale	(815)	95
Amortization of purchase adjustment on loans	(592)	(2,868)
Amortization of intangible assets	509	582
Amortization of assumed discount on long-term debt	63	59
Impairment of goodwill	24,754
Deferred income taxes	(779)	273
Proceeds from sale of loans originated for sale	26,921	10,335
Net gain on sale of loans originated for sale	(900)	(357)
Loans originated for sale	(30,487)	(9,677)
Bank owned life insurance investment income	(578)	(574)
Net change in:
Accrued interest receivable	(804)	259
Other assets	2,107	(1,651)
Accrued interest payable	156	(52)
Other liabilities	(1,545)	(715)

Net cash provided by (used in) operating activities	2,501	2,442

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(42,151)	(32,058)
Proceeds from repayments	8,832	12,458
Proceeds from sales	27,168	19,767
Proceeds from the sale of other real estate owned	355	728
Net (increase) decrease in restricted equity securities	(837)	(12)
Net (increase) decrease in loans	(312,627)	10,931
Purchases of premises and equipment	(1,519)	(1,321)
Premium paid on bank owned life insurance	(22)	(22)

Net cash provided by (used in) investing activities	(320,801)	10,471

Cash flows from financing activities:
Net increase (decrease) in deposits	90,833	(35,010)
Proceeds from long-term debt	209,997
Issuance under ESPP, 401k and DRP plans	466	474
Proceeds from exercise of stock options		167
Cash dividends paid	(1,386)	(2,519)

Net cash provided by (used in) financing activities	299,910	(36,888)

Net increase in cash and cash equivalents	(18,390)	(23,975)
Cash and cash equivalents—beginning	50,348	53,816

Cash and cash equivalents—ending	$31,958	$29,841

Supplemental disclosures:
Cash paid during the period for:
Interest	$4,908	$6,643

Noncash items from operating activities:
Operating lease right-of-use assets and liabilities		$4,529

Noncash items from investing activities:
Transfer of owned properties to available for sale		$540

Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	$338	$114

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
The operating results and financial position of the Company for the three and nine months ended as of September 30, 2020, are not necessarily indicative of the results of operations and financial position that may be expected in the future. This is especially true given the outbreak of the Coronavirus
(“COVID-19”)
pandemic which may adversely affect the Company’s business results of operations and financial condition for an indefinite period.
Beginning in the first quarter of 2020, the
COVID-19
pandemic caused disruption in economic and social activity, both globally and in the United States. The spread of
COVID-19
and the related government actions to mandate or encourage quarantines and social distancing, have caused severe disruptions in the U.S. economy, which has and will likely continue to disrupt the business, activities, and operations of our customers, as well as our own business and operations.
The national public health crisis arising from the
COVID-19
pandemic and public expectations about it, combined with certain pre-existing
factors, including, but not limited to, international trade disputes, inflation risks, and oil price volatility, could further destabilize the financial markets and the markets in which Riverview operates. The resulting impacts of the pandemic on consumers, including the sudden significant increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services Riverview offers, as well as the creditworthiness of potential and current borrowers. The significant decrease in commercial activity associated with the pandemic, both nationally and in Riverview’s markets, may cause customers, vendors, and counterparties to be unable to meet existing payments or other obligations to Riverview and the Bank.
Riverview’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. Riverview expects the pandemic to limit, at least for a period of time, customer demand for many banking activities. Many companies and residents in our market area are subject to mandatory
“non-essential
business” shut-downs and “stay at home” orders, which have reduced banking activity across our market area. In response to these mandates, Riverview has temporarily limited some
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
The
COVID-19
pandemic and its impact on the economy heighten the risks related to economic conditions in our market areas, interest rates, loan losses and reliance on our executives and third-party service providers. For example, borrower loan defaults that adversely affect Riverview’s earnings correlate with deteriorating economic conditions, which in turn, may impact borrowers’ creditworthiness. If our borrowers are unable to meet their payment obligations to us, we will be required to increase our allowance for the losses through provisions for credit losses. In addition, loan programs adopted by the federal government, such as the Paycheck Protection Program (“PPP”), while intended to lessen the impact of the pandemic on businesses, may result in a decreased demand for Riverview’s loan products.
The impact of the pandemic on Riverview’s financial results is evolving and uncertain. The Company expects its net interest income and non-interest
income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to
COVID-19
and the actions by the Federal Reserve with respect to interest rates. We believe that we may experience a material adverse effect on our business, results of operations and financial condition as a result of the
COVID-19
pandemic for an indefinite period. Material adverse impacts may include all or a combination of valuation impairments on Riverview’s intangible assets, investments, loans or deferred taxes.
The Company determined a triggering event occurred as a result of the onset of the
COVID-19
pandemic causing management to evaluate goodwill for impairment as of June 30, 2020. The result of the quantitative testing concluded that the Company recognized an impairment charge of $24,754 at June 30, 2020. The impairment expense is a noncash charge and has no impact on tangible book value, regulatory capital ratios, liquidity and the Company’s cash balances. It is uncertain whether a prolonged effect of the
COVID-19
pandemic will result in future impairment charges related to intangible assets, long-lived assets, right of use assets or available for sale investment securities.
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
The components of accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Net unrealized gain ( loss ) on investment securities available-for-sale	$1,868	$676
Income tax expense	392	142

Net of income taxes	1,476	534

Benefit plan adjustments	(1,117)	(1,117)
Income tax benefit	(235)	(235)

Net of income taxes	(882)	(882)

Derivative fair value adjustment	11
Income tax benefit	3

Net of income taxes	8

Accumulated other comprehensive income (loss)	$602	$(348)

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2020 and 2019 is as follows:

Three months ended September 30,	2020	2019
Unrealized gain (loss) on investment securities available-for-sale	$114	$(256)
Net (gain) loss on the sale of investment securities available-for-sale (1)		53
Net change in derivative fair value	49

Other comprehensive income (loss) before taxes	163	(203)
Income tax expense (benefit)	35	(42)

Other comprehensive income (loss)	$128	$(161)

Nine months ended September 30,	2020	2019
Unrealized gain on investment securities available-for-sale	$2,007	$2,703
Net (gain) loss on the sale of investment securities available-for-sale (1)	(815)	95
Net change in derivative fair value	11

Other comprehensive income before taxes	1,203	2,798
Income tax expense	253	588

Other comprehensive income	$950	$2,210

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
3. Earnings per share:
Basic earnings per share is computed by dividing net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

Three months ended September 30,	2020	2019
Numerator:
Net income	$695	$2,266

Denominator:
Basic	9,273,666	9,173,901
Dilutive options		7,175

Diluted	9,273,666	9,181,076

Earnings per share:
Basic	$0.08	$0.25
Diluted	$0.08	$0.25

Nine months ended September 30,	2020	2019
Numerator:
Net income (loss)	$(22,794)	$3,013

Denominator:
Basic	9,248,856	9,159,281
Dilutive options		12,734

Diluted	9,248,856	9,172,015

Earnings per share:
Basic	$(2.46)	$0.33
Diluted	$(2.46)	$0.33

For the three and nine months ended September 30, 2020 there were 172,964 outstanding

stock
options that were excluded from the dilutive earnings per share calculation because their effect was antidilutive. For the three and nine months ended September 30, 2019, there were 59,350 outstanding stock options that were excluded from the dilutive earnings per share calculation because their effect was antidilutive.
4. Investment securities:
The amortized cost and fair value of investment securities
available-for-sale
aggregated by investment category at September 30, 2020 and December 31, 2019 are summarized as follows:

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$20,483	$392	$34	$20,841
Tax-exempt	20,523	358	44	20,837
Mortgage-backed securities:
U.S. Government agencies	26,792	835		27,627
U.S. Government-sponsored enterprises	23,180	505	20	23,665
Corporate debt obligations	6,000	9	133	5,876

Total	$96,978	$2,099	$231	$98,846

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$24,365	$466	$7	$24,824
Tax-exempt	4,260	73		4,333
Mortgage-backed securities:
U.S. Government agencies	36,024	294	184	36,134
U.S. Government-sponsored enterprises	22,422	265	42	22,645
Corporate debt obligations	3,500		189	3,311

Total	$90,571	$1,098	$422	$91,247
The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale
at September 30, 2020, is summarized as follows:

September 30, 2020	Fair Value
Within one year	$543
After one but within five years	5,623
After five but within ten years	11,290
After ten years	30,099

47,555
Mortgage-backed securities	51,291

Total	$98,846

Securities with a fair value of $68,604 and $63,389 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits as required or permitted by law.
Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case
basis. At September 30, 2020 and December 31, 2019, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$6,082	$33	$280	$1	$6,362	$34
Tax-exempt	9,040	44			9,040	44
Mortgage-backed securities:
U.S. Government agencies
U.S. Government-sponsored enterprises	5,312	20			5,312	20
Corporate debt obligations			3,367	133	3,367	133

Total	$20,434	$97	$3,647	$134	$24,081	$231

	Less Than 12 Months		12 Months or More				Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	$1,280	$7	$		$		$1,280	$7
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies	15,799	184					15,799	184
U.S. Government-sponsored enterprises				3,245		42	3,245	42
Corporate debt obligations				3,311		189	3,311	189

Total	$17,079	$191		$6,556		$231	$23,635	$422

The Company had 22 investment securities, consisting of five taxable state and municipal obligations,
13 tax-exempt state and municipal obligations,
three U.S. Government
-sponsored enterprises
 and one corporate debt obligation that were in unrealized loss positions at September 30, 2020. Of these securities, one taxable state and
municipal
obligations
and one corporate debt obligation were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, resulting from changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2020. There was no OTTI recognized for the three and nine months ended September 30, 2020 and 2019.
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
5. Loans, net and allowance for loan losses:
The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2020 and December 31, 2019 are summarized as follows. Net deferred loan fees were $5,264 at September 30, 2020 and net deferred loan costs were $1,129 at December 31, 2019.

	September 30, 2020	December 31, 2019
Commercial	$382,518	$118,658
Real estate:
Construction	64,322	61,831
Commercial	507,795	455,901
Residential	202,132	207,354
Consumer	6,675	8,365

Total	$1,163,442	$852,109

The Company participated in the
Coronavirus
Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program (“PPP”), a multi-billion dollar specialized low-interest
loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. As of September 30, 2020, the Company had
1,274 PPP loans totaling $
273,813
. The Company is utilizing the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to meet the funding needs of its borrowers of PPP loans.
The change in the allowance for loan losses account by major loan classifications for the three and nine months ended September 30, 2020 and 2019 is summarized as follows:

		Real Estate
September 30, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, July 1, 2020	$1,685	$741	$5,078	$2,070	$162	$	$9,736
Charge-offs					(42)		(42)
Recoveries	2		57		27		86
Provisions	173	145	1,015	490	21		1,844

Ending balance	$1,860	$886	$6,150	$2,560	$168	$	$11,624

		Real Estate
September 30, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2020	$1,953	$473	$3,115	$1,820	$155	$	$7,516
Charge-offs	(899)		(595)	(2)	(243)		(1,739)
Recoveries	11		59	1	120		191
Provisions	795	413	3,571	741	136		5,656

Ending balance	$1,860	$886	$6,150	$2,560	$168	$	$11,624

		Real Estate
September 30, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance, July 1, 2019	$1,117	$491	$3,591	$1,649	$154	$		$7,002
Charge-off	(759)		(110)	(5)	(111)			(985)
Recoveries	1		2		28			31
Provisions	876	30	95	(28)	74		2	1,049

Ending balance	$1,235	$521	$3,578	$1,616	$145		$2	$7,097

		Real Estate
September 30, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2019	$1,162	$404	$3,298	$1,286	$50	$148	$6,348
Charge-offs	(1,148)		(110)	(25)	(364)		(1,647)
Recoveries	12		4	4	126		146
Provisions	1,209	117	386	351	333	(146)	2,250

Ending balance	$1,235	$521	$3,578	$1,616	$145	$2	$7,097

The allocation of the allowance for loan losses and related loans by classifications of loans at September 30, 2020 and December 31, 2019 is summarized as follows:

			Real Estate
September 30, 2020	Commercial		Construction		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$1,860		$886		$6,150		$2,560		$168	$		$11,624

Ending balance:
individually evaluated for impairment		32				1							33

Ending balance:
collectively evaluated for impairment		1,828		886		6,149		2,560		168			11,591

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$	$

Loans receivable:
Ending balance		$382,518		$64,322		$507,795		$202,132		$6,675	$		$1,163,442

Ending balance:
individually evaluated for impairment		1,853				7,545		2,480					11,878

Ending balance:
collectively evaluated for impairment		380,665		64,322		498,902		199,480		6,675			1,150,044

Ending balance:
purchased credit impaired loans	$		$			$1,348		$172	$		$		$1,520

			Real Estate
December 31, 2019	Commercial		Construction		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$1,953		$473		$3,115		$1,820		$155	$		$7,516

Ending balance:
individually evaluated for impairment		712				218							930

Ending balance:
collectively evaluated for impairment		1,241		473		2,897		1,820		155			6,586

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$	$

Loans receivable:
Ending balance		$118,658		$61,831		$455,901		$207,354		$8,365	$		$852,109

Ending balance:
individually evaluated for impairment		2,260				1,224		2,085					5,569

Ending balance:
collectively evaluated for impairment		116,390		61,831		453,156		205,026		8,365			844,768

Ending balance:
purchased credit impaired loans		$8	$			$1,521		$243	$		$		$1,772

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.
Non-homogeneous
loans are individually analyzed fo
r
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

•
Loss—A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future. Homogeneous loans not meeting the criteria above are considered pass rated loans and evaluated based on delinquency performance.

The following tables present the major classifications of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2020 and December 31, 2019:

September 30, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$374,721	$3,319	$4,478	$	$382,518
Real estate:
Construction	55,072	8,252	998		64,322
Commercial	452,958	30,048	24,789		507,795
Residential	197,405	1,570	3,157		202,132
Consumer	6,675				6,675

Total	$1,086,831	$43,189	$33,422	$	$1,163,442

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$109,190	$5,992	$3,476	$	$118,658
Real estate:
Construction	61,678	153			61,831
Commercial	430,771	9,271	15,859		455,901
Residential	203,381	1,437	2,536		207,354
Consumer	8,365				8,365

Total	$813,385	$16,853	$21,871	$	$852,109

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2020 and December 31, 2019. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$20	$78	$108	$206	$381,521	$791	$382,518
Real estate:
Construction		208		208	64,114		64,322
Commercial					505,216	1,231	506,447
Residential	650	219		869	199,888	1,203	201,960
Consumer	20	1		21	6,654		6,675

Total	$690	$506	$108	$1,304	$1,157,393	$3,225	$1,161,922

Purchased credit impaired loans							1,520

Total Loans							$1,163,442

	Accrual Loans
December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$137	$	$	$137	$117,354	$1,159	$118,650
Real estate:
Construction	9			9	61,822		61,831
Commercial	147			147	453,774	459	454,380
Residential	3,402	820	18	4,240	202,202	669	207,111
Consumer	84	14	27	125	8,240		8,365

Total	$3,779	$834	$45	$4,658	$843,392	$2,287	$850,337

Purchased credit impaired loans							1,772

Total Loans							$852,109

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2020 and 2019, and as of and for the year ended, December 31, 2019 by major loan classification:

				This Quarter		Year-to-Date
September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,732	$1,842		$1,896	$154	$1,630	$354
Real estate:
Construction
Commercial	3,124	3,510		6,141	10	4,944	76
Residential	2,652	2,782		2,700	12	2,564	118
Consumer

Total	7,508	8,134		10,737	176	9,138	548

With an allowance recorded:
Commercial	121	121	$32	121		121
Real estate:
Construction
Commercial	5,769	5,769	1	2,885	61	2,045	65
Residential
Consumer

Total	5,890	5,890	33	3,006	61	2,166	65

Commercial	1,853	1,963	32	2,017	154	1,751	354
Real estate:
Construction
Commercial	8,893	9,279	1	9,026	71	6,989	141
Residential	2,652	2,782		2,700	12	2,564	118
Consumer

Total	$13,398	$14,024	$33	$13,743	$237	$11,304	$613

	Recorded Investment	Unpaid Principal Balance	Related Allowance	For the Year Ended
December 31, 2019				Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,147	$1,257		$648	$660
Real estate:
Construction
Commercial	1,963	1,963		3,124	1,456
Residential	2,329	2,467		2,397	173
Consumer

Total	5,439	5,687		6,169	2,289

With an allowance recorded:
Commercial	1,121	1,121	$712	685
Real estate:
Construction
Commercial	782	936	218	658	17
Residential				91
Consumer

Total	1,903	2,057	930	1,434	17

Commercial	2,268	2,378	712	1,333	660
Real estate:
Construction
Commercial	2,745	2,899	218	3,782	1,473
Residential	2,329	2,467		2,488	173
Consumer

Total	$7,342	$7,744	$930	$7,603	$2,306

				This Quarter		Year-to-Date
September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,617	$2,256		$871	$96	$399	$604
Real estate:
Construction						29
Commercial	2,048	2,048		3,135	1,204	3,882	1,408
Residential	2,178	2,178		2,189	33	2,247	158
Consumer

Total	5,843	6,482		6,195	1,333	6,557	2,170

With an allowance recorded:
Commercial	121	121	$29	448		767
Real estate:
Construction
Commercial	785	939	251	579	4	468	12
Residential	177	315	45	178	2	179	5
Consumer

Total	1,083	1,375	325	1,205	6	1,414	17

Commercial	1,738	2,377	29	1,319	96	1,166	604
Real estate:
Construction						29
Commercial	2,833	2,987	251	3,714	1,208	4,350	1,420
Residential	2,355	2,493	45	2,367	35	2,426	163
Consumer

Total	$6,926	$7,857	$325	$7,400	$1,339	$7,971	$2,187

For the three and nine months ended September 30, interest income related to impaired loans, would have been $33 and $89 in 2020 and $48 and $133 in 2019 had the loans been current and the terms of the loans not been modified.
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
Included in the commercial loan and commercial and residential real estate categories are troubled debt restructures that are classified as impaired. Troubled debt restructures totaled $9,893 at September 30, 2020, $2,701 at December 31, 2019 and $2,729 at September 30, 2019.
There were no loans modified as troubled debt restructures during the third quarter of 2020 and nine loans modified during the nine months ended September 30, 2020 totaling $7,817. There were no loans modified as troubled debt restructures during the third quarter of 2019 and one loan modified during the nine months ended September 30, 2019.
During the three months ended September 30, 2020, there were no defaults on loans restructured and one default on a restructured loan totaling $368 during the nine months ended September 30, 2020. During the three months ended September 30, 2019, there were no defaults on loans restructured and one default on a restructured loan totaling $222 during the nine months ended September 30, 2019.

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
Distribution of
off-balance
sheet commitments

	September 30, 2020	December 31, 2019
Unused portions of lines of credit	$93,694	$81,665
Construction loans	26,216	41,168
Commitments to extend credit	13,086	24,954
Deposit overdraft protection	22,231	23,730
Standby and performance letters of credit	3,973	4,726

Total	$159,200	$176,243

We record a valuation allowance for
off-balance
sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $95 at September 30, 2020 and $89 at December 31, 2019. We do not anticipate that losses, if any, that may occur as a result of funding off-balance
sheet commitments, would have a material adverse effect on our operating results or financial position.
6. Other assets:
The components of other assets at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Other real estate owned	$25	$82
Bank owned life insurance	31,247	30,647
Restricted equity securities	1,827	990
Deferred tax assets	4,798	4,272
Lease right-of-use assets	3,336	3,856
Other assets	4,506	6,082

Total	$45,739	$45,929

7. Leases:
On September 30, 2020, the Company leased 13 locations. The Company’s operating lease right-of-use
(“ROU”) assets and related lease liabilities were $3,336 and $3,397, respectively, and have remaining terms ranging from 1 to 33 years, including extension options that the Company is reasonably certain will be exercised. For the three and nine months ended September 30, 2020, operating lease cost totaled $346 and $954, respectively. On September 30, 2019 the Company’s lease ROU assets and related lease liabilities were $4,136 and $4,165, respectively. For the three and nine months ended September 30, 2019, operating lease cost totaled $203 and $538, respectively.

The table below summarizes other information related to our operating leases:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$584	$465
ROU assets obtained in exchange for lease liabilities		$4,529
Weighted average remaining lease term—operating leases, in years	9.12	10.46
Weighted average discount rate—operating leases	3.04%	3.06%
The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability.

2020	$187
2021	754
2022	697
2023	485
2024	317
Thereafter	1,568

Total lease payments	4,008
Less imputed interest	611

$3,397

For the nine months ended September 30, 2020, the Company did not enter into any new lease arrangements.
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
Assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
September 30, 2020	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$20,841		$20,841
Tax-exempt	20,837		20,837
Mortgage-backed securities:
U.S. Government agencies	27,627		27,627
U.S. Government-sponsored enterprises	23,665		23,665
Corporate debt obligations	5,876		3,876	$2,000

Total	$98,846		$96,846	$2,000

	Fair Value Measurement Using
December 31, 2019	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$24,824		$24,824
Tax-exempt	4,333		4,333
Mortgage-backed securities:
U.S. Government agencies	36,134		36,134
U.S. Government-sponsored enterprises	22,645		22,645
Corporate debt obligations	3,311		3,311

Total	$91,247		$91,247

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
Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
September 30, 2020	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$25			$25
Impaired loans, net of related allowance	5,857			5,857

Total	$5,882			$5,882

	Fair Value Measurement Using
December 31, 2019	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$82			$82
Impaired loans, net of related allowance	973			973

Total	$1,055			$1,055

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at September 30, 2020 and December 31, 2019.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2020	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$25	Appraisal of collateral	Appraisal adjustments	60.0% to 60.0% (60.0)%
			Liquidation expenses	10.0% to 10.0% (10.0)%
Impaired loans	$5,857	Appraisal of collateral	Appraisal adjustments	15.0% to 20.0% (15.0)%
			Liquidation expenses	7.0% to 7.0% (7.0)%

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$82	Appraisal of collateral	Appraisal adjustments	42.0% to 60.0% (52.0)%
			Liquidation expenses	10.0% to 10.0% (10.0)%
Impaired loans	$973	Appraisal of collateral	Appraisal adjustments	10.0% to 50.0% (22.0)%
			Liquidation expenses	9.5% to 12.3% (8.8)%

The carrying and fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019 and their placement within the fair value hierarchy are as follows:

	Carrying Amount	Fair Value Hierarchy
September 30, 2020		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,958	$31,958	$31,958
Investment securities	98,846	98,846		$96,846	$2,000
Loans held for sale	4,547	4,547		4,547
Net loans (1)	1,151,818	1,142,187			1,142,187
Accrued interest receivable	3,218	3,218		406	2,812
Financial liabilities:
Deposits	$1,031,313	$989,122		$989,122
Long-term debt	217,031	218,150		218,150
Accrued interest payable	591	591		591

	Carrying Amount	Fair Value Hierarchy
December 31, 2019		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$50,348	$50,348	$50,348
Investment securities available-for-sale	91,247	91,247		$91,247
Loans held for sale	81	81		81
Net loans (1)	844,593	836,074			$836,074
Accrued interest receivable	2,414	2,414		461	1,953
Financial liabilities:
Deposits	$940,480	$940,546		$940,546
Long-term debt	6,971	6,971		6,971
Accrued interest payable	435	435		435

1)
The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU
No. 2016-01
where the fair value of loans as of September 30, 2020 and December 31, 2019 was measured using an exit price notion

9. Goodwill
The following table summarizes activity related to the carrying value of goodwill for the nine months ended September 30, 2020:

Balance, January 1, 2020		$24,754
Less: Goodwill impairment		24,754

Balance, September 30, 2020	$

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
10. Subsequent Events:
On October 6,
 2020,
the Company announced the completion of its private placement of
$
25 million of
 its
5.75%

Fixed to Floating Rate Subordinated Notes to certain qualified institutional buyers and accredited institutional investors. The Notes will have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.75% per annum until
October 15, 2025
. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate (“SOFR”) plus
563 basis points
, payable quarterly until maturity. The Company may redeem the Notes at par, in whole or in part, at its option, anytime beginning on October 15, 2025.

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
Operating Environment:
Economic growth measured as gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 33.1% in the third quarter of 2020. This more than offset the decline in the second quarter when the economy decreased at an annualized rate of 31.4%. The strong bounce back in GDP was in dimension and character much as expected. The strongest rebounds were in business equipment spending, residential investment and consumer spending, while government spending and nonresidential structures investment declined. A cessation of inventory reduction resulted in a strong addition to output growth, while overall growth was tempered by a deterioration in the trade deficit. The annualized rate of growth declined only 2.9% over the past twelve month ended September 30, 2020 despite the major headwinds caused by the onset of the pandemic.
The impact of the virus has been felt nationally and within our primary market area as unemployment rates have been elevated. The unemployment rate declined sharply in the United States to 7.9% in the third quarter of 2020 from 11.1% in the second quarter of 2020 but was still elevated compared to 3.5% in the third quarter of 2019. With respect to the markets we serve, the unemployment rate decreased in all the counties in which we have office locations comparing the third and second quarters of 2020. The average unemployment rate for counties in our market area improved to 6.8% in September 2020 compared to 12.0% in June 2020. The resulting impacts of the pandemic on consumer and business customers, including the sudden significant increase in the unemployment rate, has cause changes in consumer and business spending, borrowing needs and saving habits, which has affected the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers and delinquency rates. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to increase over coming months and will likely adversely affect borrowers’ ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn may influence the recognition of credit losses in our loan portfolios and has increased our allowance for loan losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Disruptions to our customers’ businesses has also resulted in declines in, among other things, trust and wealth management revenue. These developments, as a consequence of the pandemic, are materially impacting our business, the businesses of our customers and are expected to have a material adverse effect on our financial results for 2020, as evidenced by our quarterly results.
Inflationary pressure has increased, as reflected by the Personal Consumption Expenditures (“PCE”) Price Index,
increasing at a rate of 3.7% in the third quarter of 2020, as compared with a decrease of 1.6% in the second quarter. Excluding food and energy prices, the PCE price index increased 3.5 percent in the third quarter of 2020, in contrast to a decrease of 0.8 percent in the prior quarter. The Consumer Price Index
(“CPI-U”)
increased 0.2% in September on a seasonally adjusted basis after increasing 0.4% in the prior month. Over the last 12 months, the
CPI-U
increased 1.4% as prices have recovered after sharp declines in the first quarter of 2020. Concerns about the spread of the virus and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the Federal Open Market Committee of the Federal Reserve Board to aggressively cut the target Federal Funds rate to a range of 0% to 0.25%, including a
50-basis
point reduction on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. Accordingly, these monetary policy actions have already adversely impacted and may continue to impact our net interest margin if we are unable to reduce fund costs at the same magnitude or pace as repricing earning assets. Based on the aforementioned economic conditions, we believe that we may experience a material adverse effect in our business, results of operations and financial condition as a result of the
COVID-19
pandemic for an indefinite period.
Review of Financial Position:
Total assets increased $276,818 to $1,356,772 at September 30, 2020, from $1,079,954 at December 31, 2019. Loans, net, increased to $1,163,442 at September 30, 2020, compared to $852,109 at December 31, 2019, an increase of $311,333. The origination of $273,813 under the PPP was primarily responsible for the increase in loans. Business lending, including commercial and commercial real estate loans, increased $
315,754
, retail lending, including residential mortgages and consumer loans, decreased $6,912, and construction lending increased $
2,491
 during the nine months ended September 30, 2020. Investment securities increased $7,599, or 8.3%, in the nine months ended September 30, 2020. Noninterest-bearing deposits increased $30,763, while interest-bearing deposits increased $60,070 during the nine months ended September 30, 2020. Total stockholders’ equity decreased $22,686, to $95,424 at September 30, 2020 from $118,110 at year-end
2019. The decrease in stockholders’ equity was caused primarily by the recognition of a goodwill impairment charge of $24,754 at the end of the second quarter 2020. For the nine months ended September 30, 2020, total assets averaged $1,244,576, an increase of $122,066 from $1,122,510 for the same period in 2019.
Investment Portfolio:
The Company’s entire investment portfolio is held as
available-for-sale,
which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale
totaled $98,846 at September 30, 2020, an increase of $7,599, or 8.3%, from $91,247 at December 31, 2019. The onset of
COVID-19
caused a marked reduction in general market rates which increased the value of fixed rate securities and lowered the yield on adjustable rate securities. This provided the opportunity to aid in funding loan demand and reduce exposure to falling interest rates through the sale of investment securities at a net gain. Accordingly, we sold $27,168 in investment securities available-for-sale
which consisted of equal portions of longer-term municipal obligations and adjustable rate US Government mortgage backed securities. The net gain on the sale amounted to $815 in the nine months ended September 30, 2020 compared to a net loss of $95 recognized for the same period last year. In order to employ excess funds and meet pledging requirements, we purchased $42,151 in investment securities available-for-sale
in 2020. These purchases consisted of $11,506 of taxable state and municipal obligations, $16,925 of tax-exempt
state and municipal obligations, $2,500 of corporate debt obligations and $11,220 of U.S. Government agencies and U.S. Government-sponsored enterprise mortgage-backed securities. The weighted average tax-equivalent
yield was 2.06% on these purchases.
For the nine months ended September 30, 2020, the investment portfolio averaged $75,193, a decrease of $25,885 compared to $101,078 for the same period last year. The tax-equivalent
yield on the investment portfolio decreased 37 basis points to 2.69% for the nine months ended September 30, 2020, from 3.06% for the comparable period of 2019.
Securities
available-for-sale
are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains of $1,868, deferred income tax of $392, and accumulated comprehensive income of $1,476 at September 30, 2020. This compares with net unrealized gains of $676, deferred income taxes of $142, and accumulated comprehensive income of $534 at December 31, 2019. The increase in the unrealized holding gain was the result of reductions in general market rates.
Loan Portfolio:
Loans, net, increased to $1,163,442 at September 30, 2020 from $852,109 at December 31, 2019, an increase of $311,333, or 36.5%. Business loans, including commercial and commercial real estate loans, increased $315,754, or 55.0%, to $890,313 at September 30, 2020 from $574,559 at December 31, 2019. Retail loans, including residential real estate and consumer loans, decreased $6,912, or 3.2%, to $208,807 at September 30, 2020 from $215,719 at December 31, 2019. Construction lending increased $2,491, or 4.0%, to $64,322 at September 30, 2020 from $61,831 at December 31, 2019. The increase in the loan portfolio was attributable to the origination of PPP loans along with the remainder generated primarily from new markets.
For the nine months ended September 30, 2020, loans averaged $1,039,258, an increase of $153,446 compared to $885,812 for the same period in 2019. The tax-equivalent
yield on the loan portfolio was 4.18% for the nine months ended September 30, 2020, a 119 basis point decrease from 5.37% for the comparable period last year. The decrease in loan yield was caused by declines in general market rates, reductions in loan accretion and lower yield on originated PPP loans. Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the Federal Open Market Committee of the Federal Reserve Board to aggressively cut the target Federal Funds rate by
150-basis
points in the first half of 2020. Loan accretion included in loan interest income in the first nine months of 2020 related to acquired loans was $592 compared to $2,868 for the same period in 2019. The yield earned on PPP loans from interest and fees was 2.46% for the nine months ended September 30, 2020.
The economic slowdown associated with
COVID-19
may have an adverse impact on the growth and asset quality of our loan portfolio, especially those industry segments being severely impacted by the pandemic. Specifically, we have identified the following industries, by the amount of aggregate loans and percentage of total loans as of September 30, 2020 in our loan portfolio that may have increased exposure to this pandemic event:

	September 30, 2020
Industry:	Amount	% of Total Loans
Mining, Quarry, Oil and Gas	$4,214	0.40%
Construction-Land Subdivision	23,316	2.00%
Manufacturing	13,163	1.10%
Wholesale Trade	4,767	0.40%
Automobile Dealers	7,062	0.60%
Non-Residential Rentals and Leasing	261,575	22.50%
Residential Rental and Leasing	114,451	9.80%
Health Care	15,897	1.40%
Arts, Entertainment and Recreation	5,229	0.40%
Hospitality	65,968	5.70%
Restaurants	8,374	0.70%

	$524,016	45.04%

There have been a number of initiatives recently instituted by the Federal Government that may help offset the adverse impact on the growth and asset quality of our loan portfolio. In response to the economic slowdown caused by
COVID-19,
President Donald Trump signed into law the CARES Act on March 27, 2020, which included numerous provisions including the institution of the establishment of the PPP. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production due to the
COVID-19
pandemic. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employment-sustaining payroll costs and benefits, as well as other significant costs including the small businesses’ rent, mortgage, and utilities. There has been considerable demand for PPP loans implemented by the CARES Act. As a U.S. Small Business Administration (“SBA”) lender, we have been participating in the PPP and as of September 30, 2020 had originated 1,274 loans totaling $273,813. The FDIC, Federal Reserve and OCC created the PPPLF to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. We have utilized the liquidity relief offered by the PPPLF to the extent needed and as a result, do not expect our participation in the PPP to have a negative impact on our liquidity position, capital resources, financial condition or results of operations. Offsetting the positive influence offered by the PPP is the fact that most states, including the Commonwealth of Pennsylvania, have placed significant restrictions on non-essential
businesses as well as enforcing social distancing. The longer these restrictions are in place the more severe the effects of the economic slowdown will be and the greater the negative consequences for our loan customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.
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
The contractual amounts of
off-balance
sheet commitments at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Unused portions of lines of credit	$93,694	$81,665
Construction loans	26,216	41,168
Commitments to extend credit	13,086	24,954
Deposit overdraft protection	22,231	23,730
Standby and performance letters of credit	3,973	4,726

Total	$159,200	$176,243

Asset Quality:
National, Pennsylvania and our market area unemployment rates at September 30, 2020 and 2019 are summarized as follows:

	2020	2019
United States	7.9%	3.5%
Pennsylvania	7.7%	3.9%
Berks County	7.5%	4.2%
Blair County	6.6%	4.2%
Bucks County	7.1%	3.7%
Centre County	4.5%	3.3%
Clearfield County	6.9%	4.6%
Cumberland County	5.4%	3.3%
Dauphin County	7.5%	4.1%
Huntingdon County	8.3%	5.1%
Lebanon County	6.5%	3.8%
Lehigh County	8.1%	4.4%
Lycoming County	7.5%	4.5%
Perry County	5.2%	3.3%
Schuylkill County	7.5%	5.1%
Somerset County	7.1%	4.5%
Employment conditions deteriorated in 2020 for the Nation, Commonwealth of Pennsylvania and within every county in which we have branch locations. The average unemployment rate for all our counties increased to 6.8% in 2020 from 4.2% in 2019. The lowest unemployment rate in 2020 for all the counties we serve was 4.5% which was in Centre County, and the highest recorded rate being 8.3% in Huntingdon County. High levels or increases in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.

Our asset quality deteriorated in the nine months ended September 30, 2020. Nonperforming assets increased $7,926 to $13,006 at September 30, 2020, from $5,080 at December 31, 2019. We experienced increases in all major categories of nonperforming assets in the nine months of 2020 with the majority of this increase coming in the form of accruing troubled debt restructured loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.12% at September 30, 2020 compared to 0.60% at December 31, 2019.
Loans on nonaccrual status increased $938 to $3,225 at September 30, 2020 from $2,287 at December 31, 2019. The increase in nonaccrual loans was due to increases of $772 in commercial real estate loans and $534 in residential loans partially offset by decreases of $368 in commercial loans. Accruing loans past due 90 days or more increased $63, and other real estate owned decreased $57 during the nine months ended September 30, 2020.
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
In March 2020, a joint statement was issued by federal and state regulatory agencies to clarify that short-term loan modifications are not troubled debt restructurings (“TDR”) if made on a good-faith basis in response to
COVID-19
to borrowers who were current prior to the implementation of our deferral programs. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification programs were implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For all borrowers who enroll in these loan modification programs offered as a result of
COVID-19,
the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program, and the modifications will not impact a borrower’s repayment history for credit repayment reporting purposes. The Company reevaluates these credit` granted deferrals under this guidance each quarter under its existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR. As a result of this reevaluation, accruing troubled debt restructured loans increased $6,982, to $9,648 at September 30, 2020 from $2,666 at December 31, 2019.

As of September 30, 2020, 204 loans with outstanding balances totaling $130,682, or 11.2%, of total loans were currently deferring loan payments. Depending on the circumstances and request from the borrower, modifications were made to defer all payments for loans requiring principal and interest payments, or to defer principal payments only and continue to collect interest payments, or to defer all interest payments for loans requiring interest only payments. The following table summarizes loans actively deferring payments under the above described modification program as of September 30, 2020, by loan classification:

	Number of Loans	Amount	% of Outstanding Including PPP Loans	% of Outstanding Excluding PPP Loans	Weighted Average Loan to Value		Aggregate Deferred Payments
					% of Total Loan Classification	% of Loans Modified	Principal	Interest
Commercial	23	$11,764	3.08%	10.25%			$270	$249
Construction:
Commercial	2	246	0.67%		66.26%	74.08%	3	8
Hospitality	4	19,788	71.23%		67.07%	70.23%	55	527

Total	6	20,034	31.15%				58	535

Commercial Real Estate:
Multi Family	5	7,965	13.85%		66.28%	75.68%	99	143
Owner Occupied	21	10,809	8.74%		78.63%	60.12%	319	133
Non-Owner Occupied	16	33,507	12.67%		63.14%	64.39%	1,855	452
Hospitality	6	16,554	51.75%		66.17%	65.01%	336	367
Agricultural	19	11,332	37.59%		53.62%	60.29%	234	274

Total	67	80,167	15.79%				2,843	1,369

Residential Real Estate	95	18,666	9.23%				273	393
Consumer	13	51	7.60%				10	3

Total	204	$130,682	11.23%	14.59%			$3,454	$2,549

The following table summarizes information concerning loan modifications as of the latest practicable date October 23, 2020 by loan classification:

	Number of Loans	Amount	% of Outstanding Including PPP Loans	% of Outstanding Excluding PPP Loans	Aggregate Deferred Payments		Loans with Second Deferrals
					Principal	Interest	Number of Loans	Amount	% of Outstanding Including PPP Loans		% of Outstanding Excluding PPP Loans
Commercial	10	$3,003	0.78%	2.61%	$141	$77
Construction:
Commercial	2	246	0.64%		3	8
Hospitality	2	13,468	48.42%		55	398	1	6,755	24.29%

Total	4	13,714	20.65%		58	406	1	6,755	10.17%

Commercial Real Estate:
Multi Family	3	7,709	13.43%		95	136	1	1,053	1.84%
Owner Occupied	9	4,745	3.77%		204	95	1	1,088	0.86%
Non-Owner Occupied	5	24,962	9.46%		1,681	334	1	1,541	0.58%
Hospitality	5	14,232	46.07%		325	226	2	3,998	12.94%
Agricultural	16	10,133	35.02%		210	248

Total	38	61,781	12.19%		2,.515	1,039	5	7,680	1.51	% 1

Residential Real Estate	40	4,813	2.37%		119	135	4	1.660	0.82%
Consumer	5	10	0.15%		4	1

Total	97	$83,321	7.14%	9.28%	$2,837	$1,658	10	$16,095	1.38%		1.79%

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
The allowance for loan losses increased $4,108 to $11,624 at September 30, 2020, from $7,516 at the end of 2019. The increase in the allowance was a result of the provision for loan losses of $5,656 for the nine months ended September 30, 2020 exceeding net charge-offs for the period. The provision for loan losses totaled $1,844 for the quarter ended September 30, 2020, compared to $1,049 for the same period in 2019. The increase in the provision for loan losses was the combined result of loan growth, increases in historical loss factors and changes in qualitative factors related to the reserve build associated with the effects of
COVID-19
as of the balance sheet date. For the nine months ended September 30, net charge offs were $1,548, or 0.20%, of average loans outstanding in 2020 compared to $1,501, or 0.23%, of average loans outstanding for the same period in 2019.

Deposits:
We attract the majority of our deposits from within our
14-county
market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2020, total deposits increased $90,833 to $1,031,313 from $940,480 at December 31, 2019. Noninterest-bearing transaction accounts increased $30,763, while interest-bearing accounts increased $60,070. Specifically, interest-bearing transaction accounts, including money market, NOW and savings, increase d $94,045 and time deposits, including certificates of deposit and individual retirement accounts decreased $33,975 for the nine months ended September 30, 2020.
For the nine months ended September 30, interest-bearing deposits averaged $828,884 in 2020 compared to $824,948 in 2019. The cost of interest-bearing deposits was 0.71% in 2020 compared to 1.00% in 2019. Consistent with recent FOMC actions to lower short-term rates due to the onset of
COVID-19,
we also took action to lower deposit rates to fend off net interest margin contraction due to changes in yields on floating and adjustable rate loans. We anticipate deposit costs to continue to decrease in the short term based on the continued market rate impact of FOMC actions to lower its target federal funds rate in the latter part of March 2020.
Core deposits may decrease in the coming months as unemployment benefits, PPP funds, and loan deferrals come to an end. Many consumers are working from home or temporarily unemployed but still receiving income through unemployment insurance programs that have provided liquidity for ongoing expenses. Additional liquidity that was created through the advancement of funds through the PPP program should enter the end of their lifespan at the same time companies that deferred loan payments begin making monthly payments again, which may lead to reductions in accumulated funds and our deposit volumes.
Borrowings:
The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.
Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from Atlantic Community Bankers Bank (“ACBB”), Pacific Community Bankers Bank and the FHLB. At September 30, 2020 and December 31, 2019, we did not have any short-term borrowings outstanding.
Long-term debt totaled $217,031 at September 30, 2020 as compared to $6,971 at December 31, 2019. For the nine months ended September 30th, long-term debt averaged $117,602 in 2020 and $6,922 in 2019. The large increase in long-term debt is attributable to advances taken through the Federal Reserve’s PPPLF, whereby loans originated through the PPP program can be pledged as security to facilitate advancements made through the program. As of September 30, 2020, we had outstanding borrowing through the program of $189,719 at a rate of 0.35%. At the end of March 2020, we borrowed $20,000 of term debt from the FHLB to take advantage of reductions in general market rates. These funds were used to bolster our liquidity position and provide necessary funding for new loans. The amount of the term debt was spread equally over three, five and seven-year maturities. The FHLB borrowing had a weighted average rate of 0.90% and weighted average life of five years. As a FHLB member, we are required to buy a portion of stock in FHLB for each advance. The adjusted weighted average cost of the borrowing decreases to 0.57% considering the addition of the dividend rate on the FHLB stock at the time the borrowing was granted. The average cost of long-term debt was 0.74% for the nine months ended September 30, 2020, a decrease from 7.57% for the same period last year. As a result of the significant reduction in market rates during the first nine months of 2020, the Company took advantage of the historically low interest rate environment by entering into a fixed interest rate swap on $9,279 of trust preferred securities at a
10-year
weighted average rate of 2.99%.
On October 6, 2020, the Company announced the completion of its private placement of $25 million of its 5.75% Fixed to Floating Rate Subordinated Notes to certain qualified institutional buyers and accredited institutional investors. The Notes will have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.75% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate (“SOFR”) plus 563 basis points, payable quarterly until maturity. The Company may redeem the Notes at par, in whole or in part, at its option, anytime beginning on October 15, 2025. The primary purpose of the offering is to enhance the safety and soundness of the Bank’s capital position given the uncertain impact of the
COVID-19
pandemic and to support growth, for general corporate purposes and to take advantage of potential strategic opportunities.

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
Our cumulative
one-year
RSA/RSL ratio equaled 1.45 at September 30, 2020. Given the recent monetary policy actions of the FOMC based on uncertainty surrounding the timing of the recovery from the pandemic and the potential for rates to remain at these low levels, the focus of ALCO has been to reduce our exposure to the effects of repricing assets.
The current position at September 30, 2020, indicates that the amount of RSA repricing within one year would exceed that of RSL, with declining rates causing a slight decrease in net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Given an instantaneous and parallel shift in interest rates of plus and minus 100 basis points, our projected net interest income for the 12 months ending September 30, 2021, would increase 7.9% and decrease 4.8% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments to manage our IRR position.
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
As a result of the onset of the
COVID-19
pandemic, we have placed increased emphasis on solidifying, monitoring and managing our liquidity position. We believe our liquidity position is strong. At September 30, 2020, we had available liquidity of $31,958 from cash and interest-bearing balances with other banks. Our investment securities portfolio is comprised primarily of highly liquid U.S. Government and Government-Sponsored Enterprises and high credit quality municipal securities. At September 30, 2020, available-for-sale
investment securities totaled $98,846, and had a net unrealized holding gain of $1,868. Our secondary sources of liquidity consist of the available borrowing capacity at the Federal Home Loan Bank (“FHLB”), Atlantic Community Bankers Bank (“ACBB”), Pacific Coast Bankers Bank (“PCBB”), and through a relationship with StoneCastle Partners, LLC, a third party financial institution who provides cash management services to institutional investors. At September 30, 2020, our available borrowing capacity was $426,045 at the FHLB and was $10,000 each at ACBB and PCBB. StoneCastle provides deposits to community banks up to 15% of their total assets, which would amount to additional liquidity of $203,509 for us based on September 30, 2020. As aforementioned, the issuance of $25 million of Subordinated Notes subsequent to the end of the third quarter of 2020 will further strengthen the Company’s liquidity position.
With respect to monitoring and managing our liquidity, in addition to our normal quarterly liquidity reporting to the Risk Committee that includes stress testing under moderate, severe and extreme scenarios, we have instituted a formalized monthly presentation using various metrics to assist the Board of Directors in assessing our liquidity position. With the changes in the industry related to
COVID-19,
we have focused on maintaining greater liquidity. We believe liquidity needs should be greater during this volatile time within the industry and markets. Based upon this volatility, we took steps to maintain a greater balance of cash and cash equivalents on the balance sheet through the sale of investment securities available-for-sale
and borrowing from the FHLB.
We employ several analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2020. Our noncore funds at September 30, 2020 were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered highly volatile. At September 30, 2020, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 16.47%, while our net short-term noncore funding ratio, noncore funds maturing within one-year,
less short-term investments to assets equaled 0.85%. Comparatively, our net noncore dependence ratio was (1.03)% while our net short-term noncore funding ratio was 1.54% at year-end.
The increase in the net noncore funding dependence ratio is associated with borrowing to fund investment in PPP loans and is anticipated to reduce substantially as these loans enter the forgiveness stage. In addition, as compared to peer levels, our reliance on short-term noncore funds remains low.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $18,390 during the nine months ended September 30, 2020 as compared with a decrease of $23,975 for the same period last year. For the nine months ended September 30, 2020, we realized a net cash outflow of $320,801 from investing activities offset partially by net cash inflows of $2,501 from operating activities and $299,910 from financing activities. For the same period of 2019, we recognized net cash inflows of $2,442 from operating activities and $10,471 from investing activities, offset by a net cash outflow of $36,888 from financing activities.

Operating activities provided net cash of $2,501 for the nine months ended September 30, 2020 compared to $2,442 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as goodwill impairment, depreciation, amortization, and the provision for loan losses, is the primary source of funds from operations.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $320,801 for the nine months ended September 30, 2020. For the comparable period in 2019, investing activities provided net cash of $10,471. For the nine months ended September 30, 2020, loan originations of $273,813 from PPP loans were the primary factor for the net increase in loans of $312,627. For the comparable period of 2019, payments and prepayments on loans exceeding loan originations was the primary factor causing the net cash inflow from investing activities.
Financing activities provided net cash of $299,910 for the nine months ended September 30, 2020 and used net cash of $36,888 for the same period last year. Liquidity was generated through funds from deposit gathering and through long-term debt which primarily utilized the Fed’s PPPLF secured borrowing arrangement to borrow $189,713 for the purpose of financing PPP loans. During the nine months ended September 30, deposits increased $90,833 in 2020 versus a decrease of $35,010 in 2019.
We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.
Capital:
Stockholders’ equity totaled $95,424, or $10.28 per share, at September 30, 2020, and $118,110, or $12.81 per share, at December 31, 2019. The net decrease in stockholders’ equity in the nine months ended September 30, 2020 was a result of the recognition of a net loss of $22,794 and the payout of cash dividends of $1,386, offset by the issuance of common stock through Riverview’s ESPP, 401k and dividend reinvestment plans of $466, stock-based compensation of $78 and the recognition of a change in other comprehensive income of $950.
Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance.
The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the periods ended September 30, 2020 and December 31, 2019:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
September 30, 2020:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$108,601	12.4%	$92,065	≥	10.5%	$87,681	≥	10.0%
Tier 1 capital (to risk-weighted assets)	97,631	11.1	74,529	≥	8.5	70,145	≥	8.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	97,631	11.1	61,377	≥	7.0	56,993	≥	6.5
Tier 1 capital (to average total assets)	97,631	8.4	46,419	≥	4.0	58,024	≥	5.0

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2019:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$104,010	12.4%	$88,132	≥	10.5%	$83,936	≥	10.0%
Tier 1 capital (to risk-weighted assets)	96,405	11.5	71,345	≥	8.5	67,148	≥	8.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	96,405	11.5	58,755	≥	7.0	54,558	≥	6.5
Tier 1 capital (to average total assets)	96,405	9.1	42,489	≥	4.0	53,112	≥	5.0

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
Regulatory bodies recently issued guidance reminding bank management of the importance of taking capital preservation actions in these uncertain economic times and encouraging management to remain vigilant on how the current environment impacts their organization’s financial performance, need for capital, and ability to serve customers and communities throughout this crisis. In response to this guidance, the Board of Directors of Riverview decided on July 23, 2020, to suspend the payment of dividends in order to conserve capital. In concert with this guidance, on October 6, 2020, the Company completed the issuance of $25 million in subordinated debt at the bank holding company which will be used to support the Bank on an as-needed
basis. Subsequent to the issuance in the fourth quarter of 2020, management determined to downstream $15 million of the available $25 million from the bank holding company to the Bank in the form of additional capital.
Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at September 30, 2020 and December 31, 2019. There are no conditions or negative events since this notification that we believe have changed the Bank’s well capitalized status.
Review of Financial Performance:
We reported a net loss of $22,794, or $2.46 per basic and diluted weighted average common share, for the nine months ended September 30, 2020, compared to net income of $3,013, or $0.33 per basic and diluted weighted average common share, for the same period last year. For the third quarter ended September 30, net income was $695 or $0.08 per basic and diluted weighted average common share in 2020 and $2,266 or $0.25 per basic and diluted weighted average common share in 2019.
The major factor impacting earnings in 2020 was the recognition of goodwill impairment of $24,754 in the second quarter of 2020. The impairment expense is a noncash charge and has no impact on tangible book value, regulatory capital ratios, liquidity or the Company’s cash balances. Also impacting net income for the nine months ended September 30, 2020 was a provision for loan losses of $5,656, an increase of $3,406 compared to the same period last year. The increase in the year over year provision for loan losses is the combined result of year to date 2020 organic loan growth, excluding 100% SBA guaranteed PPP Loans, and changes in qualitative factors used in our ALLL model, accounting for increased economic risks and the direct impact on our customers resulting from the
COVID-19
pandemic as of September 30, 2020. As the Company weighs additional information on the potential impact of this event on our overall economic prospects, coupled with our loan officers’ further assessments of the impact on individual borrowers, our delinquencies and loss estimates will be revised, as needed. These revisions could have a material impact on future provisions to the allowance for loan losses and results of operations. Another factor influencing the level of earnings in the nine months of 2020 was the recognition of $2,311 less net accretion on acquired assets and assumed liabilities as compared to the nine months of 2019.

Partially offsetting the impact of these reductions to income was the recognition of an $815 net gain on the sale of investment securities in order to provide liquidity to fund loan demand and limit exposure to falling rates through the disposition of adjustable rate securities. The Company also recognized interest and fees on origination of loans pursuant to the PPP of $2,776 during the nine months ended September 30, 2020.
The Company began implemented cost reduction strategies beginning in 2019, and those efforts continued subsequent to the end of the second quarter of 2020 by implementing additional efficiency initiatives aimed at substantially lowering operating costs. This action implemented on September 1, 2020 is expected to lower salaries and benefits expense by $3.4 million annually on a pre-tax
basis. The results for the nine months ended September 30, included $637 in nonrecurring severance expense in 2020 compared to $2,218 in nonrecurring executive separation expenses and $456 in severance charges in 2019 related to these actions.
If the
COVID-19
pandemic persists, it will continue to have a severe effect on economic activity and may cause greater negative consequences for our customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.
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
Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, which is net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities.
Tax-exempt
loans and investments carry
pre-tax
yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt
income and yields are reported herein on a
tax-equivalent
basis using the prevailing federal statutory tax rate of 21% in 2020 and 2019, respectively.
For the nine months ended September 30,
tax-equivalent
net interest income decreased $2,833 to $29,102 in 2020 from $31,935 in 2019. The decrease in tax-equivalent
net interest income was primarily attributable to a decline in the tax-equivalent
loan yield due to reductions in market rates, the addition of lower yielding PPP loans, and the realization of lower levels of loan accretion from purchase accounting marks. The tax-equivalent
net interest margin for the nine months ended September 30 was 3.37% in 2020 compared to 4.18% in 2019. The net interest spread decreased to 3.25% for the nine months ended September 30, 2020 from 3.98% for the nine months ended September 30, 2019. The tax-equivalent
yield on the loan portfolio decreased to 4.18% in 2020 compared to 5.37% in 2019. The actions taken by the Federal Open Market Committee in March 2020 to reduce its target federal funds rate by 150 basis points impacted the loan portfolio yield as it had a corresponding adverse effect on our floating and adjustable rate loans Also influencing the decline was recognizing the lower yield of 2.46% earned on the addition of PPP loans in 2020. Loan accretion recognized from merger related purchase accounting marks declined $2,276 in 2020. Partially offsetting the negative impact of the reduction in the net interest margin was a net increase in the volume of average earning assets as compared to the increase in average interest-bearing liabilities. Overall, average earning assets increased $130,549 while average interest-bearing liabilities increased $124,382 comparing the nine months ended September 30, 2020 and 2019.
For the nine months ended September 30,
tax-equivalent
interest income decreased $4,360, to $34,166 in 2020 from $38,526 in 2019. An unfavorable rate variance due to reductions in market rates, lower yield earned on PPP loans and decreases in loan accretion income more than offset a favorable volume variance primarily caused by the addition of PPP loans. Interest and fee accretion generated from the PPP program was $2,776 while loan accretion income was $592 for the nine months of 2020 compared to $2,868 for the same period in 2019. Specifically, the overall yield on earning assets, on a fully tax-equivalent
basis, decreased for the nine months ended September 30, to 3.96% in 2020 from 5.04% in 2019. With respect to the volume variance, average earning assets increased $130,549 to $1,153,448 in 2020 from $1,022,899 in 2019.
Tax-equivalent
loan income decreased $3,025 in 2020. The increase in average loans of $153,446 was more than offset by a 119 basis point decline in yield. The decrease in average investments of $25,885 in 2020 was the primary cause of the $800 reduction in tax-equivalent
interest income on investments.

Total interest expense decreased $1,527 to $5,064 for the nine months ended September 30, 2020 from $6,591 for the nine months ended September 30, 2019. Reductions in fund costs more than offset increases in average volumes on interest-bearing liabilities. Comparing the nine months of 2020 and 2019, the weighted average cost of funds decreased 35 basis points to 0.71% from 1.06% while the average volume of interest-bearing liabilities increased $124,382 to $956,252 from $831,870. Money market and NOW account costs declined 63 and 43 basis points and were the major cause in lowering interest expense on deposits. The average volume and weighted average yield for long-term debt for the nine months ended September 30, 2020 were $117,602 and 0.74%, compared to $6,922 and 7.57% for the same period in 2019. The volume increase was due to liquidity-based borrowings established at FHLB and the Federal Reserve to primarily fund PPP loan originations. We expect that our net interest margin will continue to decrease as our rate sensitive assets decline at a frequency and magnitude greater than our fund costs given the uncertainty in the market as a result of the pandemic.
For the three months ended September 30,
tax-equivalent
net interest income decreased $848 to $10,504 in 2020 from $11,352 in 2019. The decrease in tax-equivalent
net interest income was attributable to a decline in net accretion from purchased assets and assumed liabilities and reduced earnings from general market rates, partially offset by increased net earnings from PPP loans. Average earning assets increased $271,312 while average earning liabilities increased $253,431 comparing the third quarters of 2020 and 2019. The tax-equivalent
net interest margin for the three months ended September 30, was 3.26% in 2020 compared to 4.46% in 2019. The net interest spread decreased to 3.17% for the three months ended September 30, 2020 from 4.26% for the three months ended September 30, 2019. Net accretion decreased to $325 from $1,415 comparing the third quarters of 2020 and 2019. Net interest income generated from PPP loans amounted to $1,479 in the third quarter of 2020.
For the three months ended September 30,
tax-equivalent
interest income decreased $1,498, to $12,008 in 2020 from $13,506 in 2019. The overall yield on earning assets, on a fully tax-equivalent
basis, decreased 158 basis points for the three months ended September 30, 2020 to 3.73% as compared to 5.31% for the three months ended September 30, 2019. This decrease was a result of the combined impact of lower loan yields from declines in market rates and the addition of low yielding PPP loans along with the effects of reduced accretion on purchased loans. Average loans increased $283,450 comparing the third quarters of 2020 and 2019 primarily due to PPP loans. The tax-equivalent
yield on the loan portfolio was 3.94% for the three months ended September 30, 2020 compared to 5.67% for the same period last year. The combined impact of rate and volume variances caused an overall decrease in interest earned on loans of $1,064. The yield earned on investments decreased 63 basis points for the third quarter of 2020 to 2.33% from 2.96% for the third quarter of 2019. This coupled with average investments decreasing to $76,861 for the quarter ended September 30, 2020 compared to $93,010 for the same period in 2019, resulted in a decrease in tax-equivalent
interest income of $245. Overall
tax-equivalent
interest earned on investments was $450 for the three months ended September 30, 2020 compared to $695 for the same period in 2019.
Total interest expense decreased $650 to $1,504 for the three months ended September 30, 2020 from $2,154 for the three months ended September 30, 2019. A favorable rate variance more than offset an unfavorable volume variance and caused interest expense to decrease. The cost of funds decreased to 0.56% for the three months ended September 30, 2020 as compared to 1.05% for the same period in 2019. The average volume of interest-bearing liabilities increased to $1,070,803 for the three months ended September 30, 2020, from $817,372 for the three months ended September 30, 2019. Average interest-bearing deposits increased $43,352 to $853,782 for the third quarter of 2020 from $810,430 for the same period last year. Average long-term debt increased to $217,021 for the third quarter of 2020 from $6,942 for the same period last year to provide funding for PPP loans.

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

	Nine months ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans:
Taxable	$1,005,344	$31,649	4.21%	$849,959	$34,651	5.45%
Tax exempt	33,914	891	3.51%	35,853	914	3.41%
Investments:
Taxable	67,222	1,291	2.57%	93,423	2,113	3.02%
Tax exempt	7,971	223	3.74%	7,655	201	3.51%
Interest bearing deposits	38,997	112	0.38%	36,009	647	2.40%
Federal funds sold

Total earning assets	1,153,448	34,166	3.96%	1,022,899	38,526	5.04%
Less: allowance for loan losses	8,431			6,636
Other assets	99,559			106,247

Total assets	$1,244,576			$1,122,510

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$116,504	$288	0.33%	$112,598	$806	0.96%
NOW accounts	291,182	574	0.26%	273,199	1,415	0.69%
Savings accounts	142,385	117	0.11%	133,347	127	0.13%
Time deposits	278,813	3,405	1.63%	305,804	3,851	1.68%
Short term borrowings	9,766	28	0.38%
Long-term debt	117,602	652	0.74%	6,922	392	7.57%

Total interest-bearing liabilities	956,252	5,064	0.71%	831,870	6,591	1.06%
Non-interest-bearing demand deposits	163,886			158,384
Other liabilities	12,952			16,842
Stockholders’ equity	111,486			115,414

Total liabilities and stockholders’ equity	$1,244,576			$1,122,510

Net interest income/spread		$29,102	3.25%		$31,935	3.98%

Net interest margin			3.37%			4.18%
Tax-equivalent adjustments:
Loans		$187			$192
Investments		47			42

Total adjustments		$234			$234

Provision for Loan Losses:
We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2020.
The provision for loan losses totaled $5,656 for the nine months ended September 30, 2020, compared to $2,250 in 2019. For the quarter ended September 30, the provision for loan losses was $1,844 in 2020 compared to $1,049 in 2019. The increase in the provision for loan losses is the combined result of organic loan growth, excluding 100% SBA guaranteed PPP loans, and changes in qualitative factors used in our ALLL model, accounting for increased economic risks and the direct impact on our customers resulting from the
COVID-19
pandemic as of September 30, 2020. The pandemic effects are expected to continue to weigh heavily on businesses and their ability to service debt along with increasing unemployment for those individuals depending on these businesses for income. As a result, our future provisions may increase by the growth of loan delinquencies and charge-offs resulting from
COVID-19
pandemic related financial stress.
Noninterest Income:
For the nine months ended September 30, noninterest income totaled $7,089 in 2020, an increase of $1,192 from $5,897 in 2019. The increase was primarily attributable to recognizing an $815 net gain on the sale of investment securities to provide liquidity to fund loan demand and limit exposure to falling rates through the disposition of adjustable rate securities. This compares to a $95 loss from the sale of investment securities recorded in 2019. Mortgage banking income increased $543 for the nine months ended September 30, 2020 as compared to the same period in 2019 due to an increase in refinancing activity brought on by reductions in mortgage interest rates. Partially offsetting these positive influences were reductions in service charges, commissions and fees on fiduciary activities and wealth management income. Service charges, fees and commissions decreased due to
COVID-19
induced suspensions and reductions to service charges along with reductions in customer activity. Specifically, the Company experienced reductions in overdraft fee income, ATM income, and reduced late charge fee income as it proactively worked with customers and noncustomers alike in an effort to minimize the financial impact of
COVID-19
within the communities served. Trust and wealth management income declined for the nine months ended September 30, 2020 by $186 and $73 compared to the same period of 2019 driven partially by the impact that
COVID-19
has had upon equity market valuations in 2020.
For the quarter ended September 30, noninterest income totaled $2,158 in 2020, an increase of $198 from $1,960 in 2019. An increase of $250 in mortgage banking income was partially offset primarily by reductions in services charges, fees and commissions of $30 and trust income of $68.
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
Noninterest expense increased $21,265, to $53,144 for the nine months ended September 30, 2020, from $31,879 for the same period last year. The increase was primarily due to writing off the entire amount of goodwill on the books totaling $24,754. Excluding this nonrecurring charge, noninterest expense would have decreased $3,489, or 10.9%, comparing the nine months ended September 30, 2020 and 2019. For the nine months ended September 30, salaries and employee benefit expenses decreased $3,120, or 16.8%, to $15,452 in 2020 from $18,572 in 2019 due primarily to one-time
charges of $2,218 taken in 2019 related to a separation agreement. Net occupancy expense increased $502, or 15.8%, to $3,676 in 2020 from $3,174 in 2019. The primary cause for the increase in cost was a $356 one-time
charge for the acceleration of lease expense on a closed office. Other expenses decreased $818, or 8.6%, to $8,713 in 2020 compared to $9,531 in 2019. The decrease is a result of implementing cost savings initiatives in the latter part of 2019.
For the three months ended September 30, 2020, noninterest expense increased $547, to $9,978 from $9,431 for the same period last year. Salaries and employee benefit expense was $5,411 for the quarter ended September 30, 2020, an increase of $179 over the same period in 2019 due to the recognition of severance and furlough expenses. Net occupancy expense increased $387, to $1,428 in the third quarter of 2020 as compared to $1,041 in the third quarter of 2019 caused by the lease acceleration expense. For the third quarter, other expenses decreased to $2,918 in 2020 from $2,979 in 2019.
Income Taxes:
We recorded an income tax benefit of $49 for the nine months ended September 30, 2020 as compared to income tax expense of $456 for the nine months ended September 30, 2019. For the three months ended September 30, we recorded income tax expense of $67 in 2020 compared to $486 in 2019.

Riverview Financial Corporation

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
At September 30, 2020, the end of the period covered by this Quarterly Report on Form
10-Q,
the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in
Rule 13a-15(e)
under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2020, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
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

Item 1A.	Risk Factors
Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The following Exhibits are incorporated by reference hereto:

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Brett D. Fulk
Brett D. Fulk
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2020