Form 10-K
period 2020-12-31
Riverview Financial Corp
filed 2021-03-11
CIK 1590799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act
.    Yes  ☐    No  ☒
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates
of the registrant, on June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $39,301,477 (based on the closing sales price of the registrant’s common stock on that date).
The number of shares of the registrant’s voting common stock outstanding as of February 28, 2021 was 9,346,720 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2021 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form
10-K.

Riverview Financial Corporation
Form 10K
For the Year Ended December 31, 2020

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the risk factors associated with the onset of COVID-19 could have a material adverse effect on significant estimates, operations and business results of Riverview Financial Corporation;

•	the effect of changes in market interest rates and the relative balances of rate-sensitive assets to rate-sensitive liabilities on net interest margin and net interest income;

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
General
Riverview Financial Corporation (the “Company” or “Riverview”) was formed in 2013 as a bank holding company incorporated under the laws of Pennsylvania. The Company is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) or (“FRB”). The Company provides a full range of financial services through its wholly-owned bank subsidiary, Riverview Bank (the “Bank”), which is its sole operating segment. The Company had approximately 221 employees as of December 31, 2020.
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
We provide a comprehensive array of wealth management products and services through Riverview’s Wealth Management and Trust Management divisions to individuals, small businesses and nonprofit entities. These products and services include the following, among others: investment portfolio management; brokerage; estate planning assistance; annuities; business succession planning; insurance; education funding strategies; and tax planning assistance.

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
Many of our competitors are substantially larger in terms of assets and available resources. Certain of these institutions have significantly higher lending limits than we do and may provide various services to their customers that we presently do not. In addition, we experience competition for deposits from mutual funds and broker dealers, while consumer discount, mortgage and insurance companies compete with us for various types of loans. Credit unions, finance companies and mortgage companies enjoy certain competitive advantages over us, as they are not subject to the same regulatory restrictions and taxation as commercial banks. Principal methods of competing for bank products, permitted nonbanking services and financial activities include price, nature of product, quality of service, convenience of location, and availability of banking convenience technology, including telephone, mobile and web-based
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
Permitted
Non-Banking
Activities
Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, or providing service to those subsidiaries. With prior approval from the FRB, we may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank
activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank
activities. A bank holding company that meets certain specified criteria may elect to be regulated as a “financial holding company” and thereby engage in a broader array of nonbanking financial activities, including insurance and investment banking.
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
The Basel III regulatory capital requirements are as follows:
A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.
A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
A minimum ratio of total capital to risk-weighted assets of 8%.
A minimum leverage ratio of 4%.
In addition, FDIC-insured banks must hold a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all insured banks. If a bank fails to hold capital above the minimum capital ratios and the capital conservation buffer, it is subject to certain restrictions on capital distributions and discretionary bonus payments to executives.
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
At December 31, 2020, the Bank complied with the foregoing requirements with a common equity tier 1 risk-based capital ratio of 12.9%, tier 1 leverage capital ratio of 9.8%, tier 1 risk-based capital ratio of 12.9% and a total capital ratio of 14.2%.
Legislation enacted in 2018 required the federal banking agencies, including the FDIC, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. In November 2019, the federal regulators issued a final rule that set the optional “community bank leverage ratio” at 9%, effective January 1, 2020. Institutions with capital meeting the specified requirement and electing to follow the community bank leverage ratio framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based capital requirements.
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act lowered the community bank leverage ratio to 8%, with federal regulation making the reduced ratio effective beginning with the second quarter of 2020 until the end of 2020. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. The Bank has not elected to follow the community bank leverage ratio framework at December 31, 2020. We are currently evaluating the election to use the community bank leverage ratio framework and may make such an election in the future.
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
At December 31, 2020, the Bank met the criteria for being considered “well-capitalized”.
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
The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky for failure pay lower assessments. Assessments for institutions with less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.
The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
Community Reinvestment Act (“CRA”)
Under the CRA, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low-
and moderate-income areas. CRA is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. Assessment by bank regulators of CRA compliance focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans, including community development loans in its designated assessment areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals, areas and small businesses; and (iii) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The Bank had its last completed CRA compliance examination conducted November 4, 2019 and received a “satisfactory” rating.
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
In 2018, a Financial Crimes Enforcement Network rule requiring banks to implement strengthened customer due diligence requirements took effect. Among other requirements, the rules contain explicit customer due diligence requirements and require banks to identify and verify the identity of beneficial owners of legal entity customers, subject to certain exclusions and exemptions.

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

CARES Act
The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus
(COVID-19)
and stimulate the economy. The law had several provisions relevant to depository institutions, including:

•
Allowing institutions not to characterize loan modifications relating to the
COVID-19
pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;

•	As previously noted, temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%;

•
The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly to the
COVID-19
pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the
COVID-19
emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional
180-day
period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the
60-day
period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least December 31, 2020;

•
The ability of a borrower of a multi-family federally-backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the

COVID-19
emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional
30-day
periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally-backed multi-family mortgage loans. During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program
The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the Paycheck Protection Program (“PPP”) during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year
loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed. If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the
24-week
loan forgiveness covered period (or the
8-week
loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the
10-month
period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Relief Act”) became law and provides an additional $284 billion for the PPP and extends the PPP through March 31, 2021. PPP changes as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25 percent of gross receipts in any quarter during 2020 compared to the same quarter in 2019; (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year
period prior to the date on which the loan is made or calendar year 2019, limited to a loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances and supplier costs as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that Economic Injury Disaster Loan (EIDL) Advances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven are now tax-deductible,
reversing previous guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds.
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
Federal Reserve System
FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). The FRB announced they were reducing the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020. This comes as the
COVID-19
pandemic continues to impact much of the way financial institutions both operate and serve their customers.
Prior to this regulatory change, The Bank was required to a maintain a reserve of 3% against aggregate transaction accounts, (subject to adjustment annually by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total excess transaction accounts. Account balances below certain levels of otherwise reservable balances (subject to adjustment by the FRB) were exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements.
Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the FRB. Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institution required and excess reserve balances.
Change in Control Regulations
Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as the Company unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.
There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, or, of the holding company involved does not have its shares registered under the Securities Exchange Act of 1934, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.
The Federal Reserve Board has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company, under the Bank Holding Company Act, has a “controlling influence” over a bank or savings and loan holding company.
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
Employees and Human Capital Disclosure
At December 31, 2020, we employed 221 individuals, nearly all of whom are full-time and of which approximately 77% are women. At December 31, 2019, we employed 276 individuals. The Company employs a business model that combines high-touch service, new technologies and relationship-based focus of a community bank with extensive suite of banking and innovative financial services to businesses and individuals embracing the new digital banking era. We seek to hire well-qualified employees who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities and women.

Training and Development.
We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. The training and development of our employees is a priority. Annually, we invest more than $70,000 in tools, training programs and continuing education to help our employees build their knowledge, skills and experience. We provide in-house
training to employees on topics including leadership and professional development, cybersecurity, risk and compliance and technology. During the year ended December 31, 2020, we provided approximately 5,966 hours of training to our employees.
Safety, Health and Welfare.
The safety, health and wellness of our employees is a top priority. During the
COVID-19
pandemic, we continued to responsibly serve the needs of our customers while prioritizing the health and safety of our employees. The Company identified the potential threat of
COVID-19
in February 2020, activated its Pandemic Plan in March 2020, and had a fully remote workforce for its corporate office by early April 2020 as
COVID-19
began to affect our primary market. The activation of the established Pandemic Plan allowed the Bank to react in a disciplined manner to a rapidly changing situation. The Bank is monitoring conditions in its local community and the surrounding areas and will re-evaluate
the work assignments of its employees as conditions improve. The Bank requires certain health protocols to be followed by all employees including, but not limited to, daily temperature checks prior to entering the common workspace, office cleaning measures, social distancing practices and the use of face coverings in all common areas.
The Bank’s actions ensured, and continue to ensure, the Bank’s uninterrupted operational effectiveness, while safeguarding the health and safety of our customers and employees. The Pandemic Plan incorporates guidance from the regulatory and health communities, is defined by the Bank’s Pandemic Team and incorporates the actions to be taken from the business lines up through the Board of Directors. The Bank’s branch network continues to serve the local community and its online platforms facilitate alternate methods for its customers to meet their financial needs. While
COVID-19
has resulted in widespread disruption to the lives and businesses of the Bank’s customers and employees, the Bank’s Pandemic Plan has enabled the Bank to remain focused on assisting customers and ensuring that the Bank remains fully operational.
Benefits
. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, wellness programs, paid time off and leave policies.
Retention.
Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable benefits aids in retention of our employees. At December 31, 2020, 42% of our current staff have been with us for at least five years.
Community Involvement.
We support a multitude of diverse, worthy, community-based organizations through a comprehensive grants program, as well as through the by encouraging our employees to volunteer.
Availability of Securities Filings
Effective February 11, 2015, the Company became a reporting company and was required to file certain periodic reports under the Securities and Exchange Act of 1934 as required by Section 15(d) of that act. Effective August 10, 2018, the Company registered its stock under Section 12(b) of the Exchange Act and thereby became required to file certain additional periodic reports under the Exchange Act. We file the required annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at
http://www.sec.gov
.
In addition, we maintain an Internet website at
www.riverviewbankpa.com
. We make available, free of charge, through the “Investor Relations” link on our Internet website, our annual report on Form
10-K,
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
The Bank operates 27 community banking offices and three limited purpose offices within Berks, Blair, Bucks, Centre, Clearfield, Cumberland, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Perry, Schuylkill and Somerset Counties in Pennsylvania. Eleven of the branch offices are leased by the Bank, while the remaining facilities are owned. All retail banking offices have ATMs and are equipped with closed circuit security monitoring.
We consider our properties to be suitable and adequate for our current and immediate future purposes.

Item 3.	Legal Proceedings.
In the opinion of the Company, after review with legal counsel, as of December 31, 2020, there were no proceedings pending to which the Company is party to or to which its property is subject, which, if determined to be adverse to the Company, would be material in relation to the Company’s consolidated financial condition. In addition, as of December 31, 2020, no material proceedings are pending or are known to be threatened or contemplated against the Company by governmental authorities.

Item 4.	Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of February 28, 2021, there were approximately 1,030 registered holders of our common stock, no par value. Our common stock trades on the Nasdaq Global Market under the symbol “RIVE”.
Regulatory bodies recently issued guidance reminding bank management of the importance of taking capital preservation actions in these uncertain economic times and encouraging management to remain vigilant on how the current environment impacts their organization’s financial performance, need for capital, and ability to serve customers and communities throughout this crisis. The Company has paid quarterly cash dividends since its formation in 2008 and paid a cash dividend of $0.075 per shares for each of the first two quarters in 2020. However, in response to recent regulatory guidance, the Board of Directors of Riverview decided on July 23, 2020, to suspend the payment of dividends in order to conserve capital. The payment of future dividends is dependent upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. For information relating to dividend restrictions applicable to the Company and the Bank, refer to the consolidate financial statements and notes to these statements as Item 8 to this report and incorporated in their entirety by reference under this Item 5.
The Company did not repurchase any shares of its common stock during the year ended December 31, 2020.

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
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to achieve the intended benefits of acquisitions and integration of previously acquired businesses; restructuring initiatives; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform. Most recently, the risk factors associated with the onset of the Coronavirus
(“COVID-19”)
had and may continue to have a material adverse effect on significant estimates, operations and business results of Riverview. For a discussion of the risks and potential impacts of the
COVID-19
refer to Note 1 entitled “Summary of significant accounting policies-Basis of presentation” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
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
Accounting guidance requires the Company to test its goodwill impairment at least annually, or more frequently, if an event occurs or circumstances change which are considered to be a triggering event that would more likely than not reduce the fair value of its goodwill below the carrying value of the reporting unit, Riverview Bank. The Company noted that at the beginning of the second quarter of 2020, a triggering event occurred as a result of the onset of the
COVID-19
pandemic as the market price of its common shares decreased significantly below the carrying value of its equity per share and that it did not recover during the second quarter. This decrease prompted the Company to assess its goodwill utilizing a quantitative test to determine whether it was more-likely-than-not
the fair value of the Company was less than the carrying amount as of the end of the second quarter of 2020.
The Company utilized multiple valuations approaches, including discounted income, change in control premium to parent market price and change in control premium to peer market price to determine the fair value of its goodwill. Each approach was assigned a weight to arrive at the fair value of the reporting unit. Based on the results of the quantitative test, it was determined the carrying amount of a reporting unit exceeded its fair value and that an impairment loss must be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Based on the results of the quantitative test, the Company recognized an impairment charge equal to the total amount of its recorded goodwill on the balance sheet at June 30, 2020 of $24.8 million.
For a further discussion of our critical accounting policies refer to Note 1 entitled “Summary of significant accounting policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report. This Note lists the significant accounting policies used by us in the development and presentation of the consolidated financial statements. This MD&A, the Notes to Consolidated Financial Statements and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary to understand and evaluate our financial position, results of operations and cash flows.
Operating Environment:
The banking industry operating performance declined in 2020 as net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks totaled $147.9 billion, a decrease of $84.9 billion, or 36.5%, from 2019. The leading factors for the decline were shrinking net interest margins and elevated loan loss provisions. Concerns about the spread of the virus and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the FOMC to aggressively cut the target Federal Funds rate to a range of 0% to 0.25%, including a
50-basis
point reduction on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In response, the yield curve declined causing the net interest margin for all banks to decline 54 basis points to 2.82% in 2020 from 3.36% in 2019. The FOMC’s action was caused entirely by the pandemic as inflationary concerns abated in 2020. The FOMC’s preferred measure of inflation, the Personal Consumption Expenditures (“PCE”) price index excluding food and energy was 1.4% in 2020, well below the FOMC’s inflation benchmark of 2.0%. Despite the recent increase in slope of the yield curve, the FOMC appears to be committed to an accommodative monetary stance for some time in order to continue to support the economy and the flow of credit to U.S. households and businesses. In their most recent announcement, the FOMC stated the pace of the recovery in economic activity and employment has moderated in recent months, with weakness concentrated in the sectors most adversely affected by the pandemic. Weaker demand and earlier declines in oil prices have been holding down consumer price inflation. The path of the economy will depend significantly on the course of the virus, including progress on vaccinations. The ongoing public health crisis continues to weigh on economic activity, employment, and inflation, and poses considerable risks to the economic outlook. As a result, banks continue to build reserves for potential credit losses in response to their concerns about the impact that the pandemic will have on the ability of borrowers to service debt. Loan loss provisions for all FDIC banks were up $77.1 billion, or 140.0%, over the prior year.
Economic growth measured as gross domestic product (“GDP”), the value of all goods and services produced in the United States, decreased at an annualized rate of 3.5% in 2020 compared to an increase of 2.2% in 2019. The decrease in GDP in 2020 reflected decreases in PCE, exports, private inventory investment, nonresidential fixed investment, and state and local government that were partly offset by increases in federal government spending and residential fixed investment. During 2020, the economy grew in the third and fourth quarters following declines in the first and second quarters due to government mandated closures of nonessential businesses.
The impact of the virus has been felt nationally and within our primary market area as unemployment rates have been elevated throughout 2020. Despite the United States unemployment rate decline in the fourth quarter to 6.5% at December 31, 2020 from the high point of 14.8% recorded at April 30, 2020, the rate continues to be higher compared to 3.6% at year end 2019. Similarly, the unemployment rate in Pennsylvania increased to 6.4% at the end of 2020 from 4.5% at the end of 2019. With respect to the markets we serve, we saw a similar result in the average unemployment rate for all the counties in which we have office locations increasing to 6.1% at December 31, 2020 from 4.4% at December 31, 2019.
National, Pennsylvania and our market area’s
non-seasonally
adjusted annual unemployment rates at December 31, 2020 and 2019 are summarized as follows:

	2020	2019
United States	6.5%	3.6%
Pennsylvania	6.4	4.5
Berks County	6.0	4.2
Blair County	6.3	4.4
Bucks County	5.3	3.7
Centre County	4.4	3.1
Clearfield County	7.0	5.1
Cumberland County	4.5	3.3
Dauphin County	6.1	4.1
Huntingdon County	7.9	5.8
Lebanon County	5.5	3.8
Lehigh County	6.4	4.2
Lycoming County	7.2	4.6
Perry County	4.4	3.7
Schuylkill County	6.6	5.7
Somerset County	7.4	5.3
The
COVID-19
pandemic had a profound effect on 2020 causing tremendous human and economic hardship across the United States, and in particular, locally for our customers and communities served. As a result, the Company implemented certain initiatives in attempt to mitigate the impact of the pandemic in the markets we serve, including but not limited to the following:

•	Approximately one third of our work force is currently working from home.

•	Strategic temporary closure of offices and successfully consolidating customer traffic into nearby offices or online and/or mobile banking applications.

•	Operating lobby hours by appointment only and conducting business primarily through drive up facilities in all locations that remain open.

•
Providing payment relief to borrowers experiencing financial stress due to
COVID-19,
including loan payment modifications for periods up to six months under guidelines established by regulatory agencies, avoiding a significant increase in troubled debt restructure classifications for eligible customers.

•	Waiving late charges on loans and overdrafts on deposit accounts, upon request, for customers experiencing COVID-19 related financial hardship.

•	Permitting penalty free early withdrawals from Certificates of Deposits, within certain parameters.

•
Permitting customers to exceed the maximum monthly transaction count for non-demand
deposit accounts subject to Regulation DD, as permitted by the temporary removal of this monthly limit by regulatory agencies.

•	Created a low cost, unsecured consumer loan program for customers experiencing financial hardship as a direct result of COVID-19.

•
Participated in the CARES Act approved Paycheck Protection Program (“PPP”) administered by the SBA as an SBA approved 7(a) lender in both rounds of program funding, successfully delivering PPP loan approvals to every eligible bank customer that applied for PPP funding with Riverview Bank.

•	Established teams working in various shifts or cycles to avoid contact one with another, helping to ensure the safety of our employees and continuity of service to our customers.

•	Providing latex gloves and masks for all customer contact employees to help ensure the safety of both our customers and employees.

•	Implementation of appropriate cleaning and sanitization protocols throughout the organization.

•	Donated $15,000 to the Central PA Food Bank, which services multiple local food banks throughout our footprint.

•	Temporarily eliminating NSF, ATM and other service charge fees.
The resulting impacts of the pandemic on consumer and business customers, including the sudden significant increase in the unemployment rate, has caused changes in consumer and business spending, borrowing needs and saving habits, which has affected the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers and delinquency rates. Our business and consumer customers are experiencing varying degrees of financial distress, which is expected to increase in the near term and will likely adversely affect borrowers’ ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn may influence the recognition of credit losses in our loan portfolios and has increased our allowance for loan losses, particularly as businesses remain closed and as more customers are expected to draw on their lines of credit or seek additional loans to help finance their businesses. Disruptions to our customers’ businesses has also resulted in declines in, among other things, trust and wealth management revenue. These developments, as a consequence of the pandemic, materially impacting our business, the businesses of our customers and may continue to have a material adverse effect on the results of our operations and financial condition for an indefinite period.
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
The Company faces competition primarily from commercial banks, thrift institutions and credit unions within the northern, central, southwestern and southeastern Pennsylvania markets, many of which are substantially larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.
The Company and the Bank are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations.
Total assets, loans and deposits were $1.4 billon, $1.1 billion and $1.0 billion, respectively, at December 31, 2020. Comparatively, total assets, loans and deposits were $1.1 billon, $852.1 million and $940.5 million, respectively, at December 31, 2019. Construction lending increased $11.6 million, business lending, including commercial and commercial real estate increased $287.0 million, and retail lending, including residential mortgages and consumer loans decreased $11.5 million during 2020. Investment securities increased $12.5 million, or 13.7%, in 2020. Noninterest-bearing deposits increased $26.2 million, and interest-bearing deposits increased $48.8 million in 2020.
The loan portfolio consisted of $861.6 million of business loans, including commercial and commercial real estate loans, $73.4 million in construction loans, and $204.2 million in retail loans, including residential mortgage and consumer loans at December 31, 2020. Total investment securities were $103.7 million at December 31, 2020, all of which were classified as available-for
sale. Total deposits consisted of $173.6 million in noninterest-bearing deposits and $841.9 million in interest-bearing deposits at December 31, 2020.
Stockholders’ equity equaled $97.4 million, or $10.47 per share, at December 31, 2020, and $118.1 million or $12.81 per share, at December 31, 2019. Dividends declared for 2020 amounted to $0.15 per share, representing an annual yield of 1.6% based on the closing price of the Company’s common stock of $9.15 per share on December 31, 2020.
Nonperforming assets equaled $11,962, or 1.05%, of loans, net and foreclosed assets at December 31, 2020, compared to $5,080, or 0.60%, at December 31, 2019. The allowance for loan losses equaled $12,200, or 1.07%, of loans, net, at December 31, 2020, compared to $7,516, or 0.88%, of loans, net at year-end
2019. Loans
charged-off,
net of recoveries equaled $1,598, or 0.15%, of average loans in 2020, compared to $1,238, or 0.14%, of average loans in 2019.
Investment Portfolio:
Our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements. At December 31, 2020, our portfolio consisted primarily of taxable and tax-exempt
state and municipal bonds and mortgage-backed securities, which provide a source of income and liquidity.
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
Concerns about the spread of
COVID-19
and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the FOMC to aggressively cut the target Federal Funds rate by
150-basis
points in the first half of 2020. This action had a profound impact on the yield curve and consequently the fair value of and return on our investment portfolio. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in general market interest rates have a significant influence on the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the
2-year
and
7-year
U.S. Treasury securities. The yield on the
2-year
U.S. Treasury note affects the values of our U.S. Government agency and U.S. Governments-sponsored enterprises mortgage-backed securities, whereas the
7-year
U.S. Treasury note influences the value of taxable and
tax-exempt
state and municipal obligations. The yield on the
2-year
U.S. Treasury decreased to 0.13% at year end 2020 from 1.58% at year end 2019. The yield on the
7-year
U.S. Treasury decreased 118 basis points to 0.65% at December 31, 2020 from 1.83% at December 31, 2019. Since bond prices move inversely to yields, we reported net unrealized holding gains, included as a separate component of stockholders’ equity of $1,550, net of income taxes of $412, at December 31, 2020, compared to net unrealized holding losses, included as a separate component of stockholders’ equity of $534, net of income taxes of $142, at December 31, 2019.
In order to monitor the potential effects that interest rate fluctuations could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2020, indicated that should there be a parallel increase in the yield curve over one year by 100, 200 and 300 basis points, we would anticipate declines of 4.1%, 8.4% and 12.8% in the market value of our portfolio.
The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:
Distribution of investment securities

	2020		2019		2018
December 31	Amount	%	Amount	%	Amount	%
State and municipals:
Taxable	$22,574	21.77%	$24,824	27.20%	$33,278	31.79%
Tax-exempt	18,395	17.74	4,333	4.75	12,776	12.21
Mortgage-backed securities:
U.S. Government agencies	26,991	26.03	36,134	39.60	23,670	22.61
U.S. Government-sponsored enterprises	25,052	24.16	22,645	24.82	26,195	25.02
Corporate debt obligations	10,683	10.30	3,311	3.63	8,758	8.37

Total	$103,695	100.00%	$91,247	100.00%	$104,677	100.00%

Investment securities increased $12.5 million to $103.7 million at December 31, 2020 from $91.2 million at December 31, 2019. At December 31, 2020, the entire investment portfolio was classified as available-for-sale.
The onset of
COVID-19
caused a reduction in general market rates which increased the value of fixed rate securities and lowered the yield on adjustable-rate securities. This provided the opportunity to aid in funding loan demand and reduce exposure to falling interest rates through the sale of investment securities at a net gain. Investment purchases totaled $53.3 million in 2020 as compared with $32.1 million in 2019. Repayments of investment securities totaled $14.3 million in 2020 and $17.3 million in 2019. Proceeds from the sale of investment securities available-for-sale
totaled $27.8 million in 2020 and consisted of 16 taxable municipal securities and 28 adjustable rate mortgage-backed government agency securities. This compares to proceeds from the sale of investment securities available-for-sale
totaling $30.2 million in 2019, consisting of five U.S. Treasury securities, three corporate bonds, 16 taxable municipal securities, 10 tax-exempt
municipal securities and three mortgage-backed government agency securities. Gross gains of $826 and gross losses of $11, resulted in a net gain of $815 that was recognized from the sale of investment securities in 2020. Gross gains of $321 and gross losses of $343, resulted in a net loss of $22, which was recognized from the sale of investment securities in 2019.
The composition of the investment portfolio changed during 2020. U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities comprised 50.2% of the total portfolio at year-end
2020 compared to 64.4% at the end of 2019.
Tax-exempt
municipal obligations increased as a percentage of the total portfolio to 17.7% at year-end
2020 from 4.8% at the end of 2019, while taxable municipal securities decreased to 21.8% of the total portfolio at year-end
2020 from 27.2% at the end of 2019. Corporate debt comprised 10.3% of the portfolio at the end of 2020 from 3.6% at year ended 2019. As a result of the changes that occurred within the portfolio during 2020, the average life and the modified duration of the investment portfolio increased to 5.1 years and 4.6 years, respectively, at December 31, 2020 as compared with 3.7 years and 3.4 years at December 31, 2019.
There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2020 and 2019. For additional information related to OTTI refer to Note 3 entitled “Investment securities” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Investment securities averaged $81.2 million and equaled 6.8% of average earning assets in 2020, compared to $99.9 million and equaled 9.8% of average earning assets in 2019. The tax-equivalent
yield on the investment portfolio decreased 44 basis points to 2.55% in 2020 from 2.99% in 2019. In addition to measuring our performance using the book yield, we monitor and evaluate our investment portfolio with respect to total return in comparison to national benchmarks. Total return is a comprehensive industry-wide approach measuring investment portfolio performance. This measure is superior to measuring performance strictly on the basis of yield since it not only considers income earned similar to the yield approach, but also includes the reinvestment income on repayments and capital gains and losses, whether realized or unrealized. The total return of our investment portfolio declined to 1.35% at December 31, 2020 from 2.53% at December 31, 2019.
At December 31, 2020 and 2019, there were no securities of any individual issuer, except for U.S. Government agencies and U.S. Government-sponsored enterprises, that exceeded 10.0% of stockholders’ equity.
The maturity distribution based on amortized cost, fair value and weighted-average, tax-equivalent
yield of the investment portfolio at December 31, 2020, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt
state and municipals on a
tax-equivalent
basis using the prevailing federal statutory tax rate. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity distribution of investment securities

	Within one year		After one but within five years		After five but within ten years		After ten years		Total
December 31, 2020	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Amortized Cost:
State and municipals:
Taxable	$822	5.59%	$266	3.01%	$6,816	3.40%	$14,413	2.07%	$22,317	2.62%
Tax-exempt			4,159	3.68	500	3.75	13,329	1.56	17,988	2.11
Mortgage-backed securities:
U.S. Government agencies					17,786	2.43	8,265	1.37	26,051	2.09
U.S. Government-sponsored enterprises			8,831	2.46	13,318	1.00	2,478	0.35	24,627	1.46
Corporate debt obligations			3,500	0.86	7,250	4.63			10,750	3.40

Total	$822	5.59%	$16,756	2.44%	$45,670	2.52%	$38,485	1.63%	$101,733	2.20%

Fair Value:
State and municipals:
Taxable	$840		$295		$7,082		$14,357		$22,574
Tax-exempt			4,416		501		13,478		18,395
Mortgage-backed securities:
U.S. Government agencies					18,413		8,578		26,991
U.S. Government-sponsored enterprises			9,020		13,530		2,502		25,052
Corporate debt obligations			3,378		7,305				10,683

Total	$840		$17,109		$46,831		$38,915		$103,695

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
Distribution of loan portfolio

	2020		2019		2018		2017		2016
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$359,080	31.52%	$118,658	13.93%	$122,919	13.76%	$140,116	14.65%	$51,166	12.50%
Real estate:
Construction	73,402	6.44	61,831	7.26	39,556	4.43	34,405	3.60	8,605	2.10
Commercial	502,495	44.11	455,901	53.50	497,597	55.71	526,230	55.05	212,550	51.93
Residential	197,596	17.34	207,354	24.33	221,115	24.76	240,626	25.17	130,874	31.97
Consumer	6,666	0.59	8,365	0.98	11,997	1.34	14,594	1.53	6,148	1.50

Loans, net	1,139,239	100.00%	852,109	100.00%	893,184	100.00%	955,971	100.00%	409,343	100.00%

Less: allowance for loan loss	12,200		7,516		6,348		6,306		3,732

Net loans	$1,127,039		$844,593		$886,836		$949,665		$405,611

Loans, net increased $287.1 million in 2020 to $1,139.2 million at December 31, 2020 from $852.1 million at December 31, 2019. The increase in the loan portfolio was attributable to the origination of Paycheck Protection Program (“PPP”) loans included in commercial loans, along with the remainder generated primarily from new markets. PPP loans net of unearned loan fees of $5.1 million totaled $251.8 million at December 31, 2020. Excluding the growth from PPP loans, we were still able to record net organic loan growth of $25.1 million, or 2.9%, in 2020 despite the decline in economic activity. Business loans, including commercial loans and commercial real estate loans, were $861.6 million, or 75.6%, of loans, net at December 31, 2020, and $574.6 million, or 67.4%, at year-end
2019. Construction lending was $73.4 million, or 6.4% of loans, net at December 31, 2020 and $61.8 million, or 7.3% of loans, net at December 31, 2019. Residential mortgages and consumer loans totaled $204.3 million, or 17.9%, of loans, net at year-end
2020 and $215.7 million, or 25.3%, at
year-end
2019. Loan balance increases of $35.3 million in the first quarter and $278.0 million in the second quarter were partially offset by decreases of $2.0 million in the third quarter and $24.2 million in the fourth quarter.
There have been a number of initiatives instituted by the Federal Government in 2020 aimed at offsetting the adverse impact on the growth and asset quality of our loan portfolio. In response to the economic slowdown caused by
COVID-19,
President Donald Trump signed into law the CARES Act on March 27, 2020, which included numerous provisions including the institution of the establishment of the PPP. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production due to the
COVID-19
pandemic. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employment-sustaining payroll costs and benefits, as well as other significant costs including the small businesses’ rent, mortgage, and utilities. There has been considerable demand for PPP loans implemented by the CARES Act. As a U.S. Small Business Administration (“SBA”) lender, we have been participating in the PPP and originated 1,274 loans totaling $273.8 million in 2020. The FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (“PPPLF”) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. We have utilized the liquidity relief offered by the PPPLF to the extent needed and as a result our participation in the PPP has not negatively impacted on our liquidity position, capital resources, financial condition or results of operations. Offsetting the positive influence offered by the PPP is the fact that most states, including the Commonwealth of Pennsylvania, have placed significant restrictions on non-essential
businesses as well as enforcing social distancing. The longer these restrictions are in place the more severe the effects of the economic slowdown will be and the greater the negative consequences for our loan customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.
Loans averaged $1,070.0 million in 2020 compared to $879.3 million in 2019. Taxable loans averaged $1,037.7 million, while tax-exempt
loans averaged $32.3 million in 2020. The loan portfolio continues to play a prominent role in our earning asset mix. As a percentage of average earning assets, loans equaled 90.0% in 2020 as compared with 86.7% in 2019.
The prime rate decreased 150 basis points in 2020 to 3.25% at year end from 4.75% at the beginning of the year. This reduction had a material impact on the yield of our loan portfolio specifically related to adjustable rate loans, originations of new loans and refinancing activities. The tax-equivalent
yield on our loan portfolio decreased 111 basis points to 4.13% in 2020 from 5.24% in 2019. In addition, the decrease in loan yield was impacted by a $2,272 reduction in the recognition of loan accretion on acquired loans and lower yields on originated PPP loans. Loan accretion included in loan interest income for the year ended December 31, 2020 related to acquired loans was $973 compared to $3,245 for the same period in 2019. The yield earned on PPP loans from interest and fees was 2.46% for the year ended December 31, 2020.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2020 is summarized as follows:
Maturity distribution and interest sensitivity of loan

December 31, 2020	Within one year	After one but within five years	After five years but within 15 years	Total
Maturity schedule:
Commercial	$122,694	$171,339	$65,047	$359,080
Real estate:
Construction	13,185	5,872	54,345	73,402
Commercial	27,272	125,672	349,551	502,495
Residential	19,007	52,605	125,984	197,596
Consumer	1,349	1,865	3,452	6,666

Total	$183,507	$357,353	$598,379	$1,139,239

Predetermined interest rates	$139,863	$235,245	$54,103	$429,211
Floating or adjustable interest rates	43,644	122,108	544,276	710,028

Total	$183,507	$357,353	$598,379	$1,139,239

As previously mentioned, there are numerous risks inherent in the mortgage loan portfolio. We manage the portfolio by employing sound credit policies and utilizing various modeling techniques in order to limit the effects of such risks. In addition, we utilize private mortgage insurance (“PMI”) to mitigate credit risk in the loan portfolio.
In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. As a result of the historically low interest rate environment and the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 37.7% of the loan portfolio at December 31, 2020, compared to floating or adjustable-rate loans at 62.3%. Approximately 16.1% of the loan portfolio is expected to reprice within the next 12 months.
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
Distribution of
off-balance
sheet commitments

December 31	2020	2019	2018
Commitments to extend credit	$70,474	$105,403	$96,431
Unused portions of lines of credit	75,517	66,114	59,512
Standby and performance letters of credit	6,577	4,726	5,789

Total	$152,568	$176,243	$161,732

We record a valuation allowance for
off-balance
sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $93 and $89 at December 31, 2020 and 2019, respectively. We do not anticipate that losses, if any, that may occur as a result of funding off-balance
sheet commitments, would have a material adverse effect on our operating results or financial position.
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
We currently have in place a number of processes, procedures and monitoring tools to manage credit risk that have assisted us in navigating our Company through this pandemic, including but not limited to:

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

•
External Loan Review – The Bank engages an external independent firm on at least an annual basis to conduct a full scope loan review. During 2020 as a result of heightened asset quality concerns due to the uncertainty of the impact of the pandemic on borrowers, the Bank had this firm perform its review during the second and fourth quarters of 2020. The scope of review is determined and structured to ensure that the number of loans and percentage of dollar coverage of the commercial loan and commercial mortgage portfolios reviewed will be sufficient to achieve the below-stated objectives and conform to regulatory standards. The objectives of the review are as follows: (i) to identify, evaluate and appropriately grade loans that have potential or existing credit weaknesses; (ii) to determine the overall quality of commercial and industrial loan and commercial real estate mortgage portfolios, including the effect of any concentrations of credit and the changes in the level of such concentrations; (iii) to identify exceptions in financial, loan and collateral documentation; (iv) to evaluate compliance with laws, regulations and internal policies relating to commercial lending activities, and; (v) to provide recommendations on policies, procedures and practices, if appropriate.

The economic slowdown associated with
COVID-19
may have an adverse impact on the growth and asset quality of our loan portfolio, especially those industry segments being severely impacted by the pandemic. Specifically, we have identified the following industries, by the amount of aggregate loans and percentage of total loans as of December 31, 2020 in our loan portfolio that may have increased exposure to this pandemic event:

	December 31, 2020
Industry:	Amount	% of Total Loans
Mining, Quarry, Oil and Gas	$4,043	0.35%
Construction-Land Subdivision	22,113	1.94%
Manufacturing	12,788	1.12%
Wholesale Trade	4,069	0.36%
Automobile Dealers	1,995	0.18%
Non-Residential Rentals and Leasing	260,887	22.90%
Residential Rental and Leasing	117,454	10.31%
Health Care	19,247	1.69%
Arts, Entertainment and Recreation	5,064	0.44%
Hospitality	66,597	5.85%
Restaurants	8,339	0.73%

	$522,596	45.87%

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
As of December 31, 2020, 19 loans with outstanding balances totaling $21.9 million, or 1.92%, of total loans were currently deferring loan payments. We have experienced significant reductions in the number and amount of modified loans under this program since its inception in the second quarter of 2020. In comparison, as of June 30, 2020, we had outstanding modifications to consumer and commercial customers for 501 loans totaling $256.4 million, or 22.0%, of total loans. Depending on the circumstances and request from the borrower, modifications were made to defer all payments for loans requiring principal and interest payments, or to defer principal payments only and continue to collect interest payments, or to defer all interest payments for loans requiring interest only payments. The following table summarizes loans actively deferring payments under the above described modification program as of December 31, 2020, by loan classification:

	Number of Loans	Amount	% of Outstanding Including PPP Loans	% of Outstanding Excluding PPP Loans	Weighted Average Loan to Value		Aggregate Deferred Payments
					% of Total Loan Classification	% of Loans Modified	Principal		Interest
Commercial	2	$184	0.05%	0.17%			$		$8
Construction:
Commercial	2	1,136	2.52%					33	50
Hospitality	1	7,318	25.77%		66.89%	77.85%			238

Total	3	8,454	11.52%					33	288

Commercial Real Estate:
Multi Family
Owner Occupied
Non-Owner Occupied
Hospitality	3	12,285	34.61%		66.16%	67.48%		318	255
Agricultural	1	359	1.29%					10	15

Total	4	12,644	2.52%					328	270

Residential Real Estate	10	572	0.29%					22	24
Consumer

Total	19	$21,854	1.92%	2.46%				$383	$590

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

Distribution of nonperforming assets

December 31	2020	2019	2018	2017	2016
Nonaccruing loans:
Commercial	$519	$1,159	$1,141	$75	$356
Real estate:
Construction
Commercial	32	459	702	363	359
Residential	870	669	886	1,307	671
Consumer

Total	1,421	2,287	2,729	1,745	1,386

Accruing troubled debt restructured loans:
Commercial	1,047	100	107	702	617
Real estate:
Construction
Commercial	6,444	577	752	2,670	3,229
Residential	2,472	1,989	2,054	2,106	1,959
Consumer

Total	9,963	2,666	2,913	5,478	5,805

Accruing loans past due 90 days or more:
Commercial			82
Real estate:
Construction			247
Commercial			170	150
Residential	146	18	290	533	357
Consumer	10	27	50	9	2

Total	156	45	839	692	359

Total nonperforming loans	11,540	4,998	6,481	7,915	7,550
Other real estate owned	422	82	721	236	625

Total nonperforming assets	$11,962	$5,080	$7,202	$8,151	$8,175

Ratios:
Nonperforming loans to total loans, net	1.01%	0.59%	0.73%	0.83%	1.84%
Nonperforming assets to total loans, net and OREO	1.05%	0.60%	0.81%	0.85%	1.99%
We experienced an increase in nonperforming assets of $6,882 to $11,962, or 1.05%, of loans, net of unearned income and foreclosed assets at December 31, 2020, from $5,080, or 0.60%, of loans, net of unearned income and foreclosed assets at December 31, 2019. The increase resulted from increases of $7,297 in accruing troubled debt restructured loans, $340 in other real estate owned, and $111 in accruing loans past due 90 days or more, partially offset by a decrease of $866 in nonaccrual loans. Nonperforming loans at December 31, 2020 and December 31, 2019 exclude $540 and $1,772, respectively, of loans acquired with deteriorated credit quality, which were recorded at their fair value at acquisition. For further discussion of assets classified as nonperforming assets, refer to the note entitled, “Loans, net and the allowance for loan losses”, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
In March 2020, a joint statement was issued by federal and state regulatory agencies to clarify that short-term loan modifications are not troubled debt restructurings (“TDR”) if made on a good-faith basis in response to
COVID-19
to borrowers who were current prior to the implementation of our deferral programs in accordance with certain provisions of the CARES Act. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification programs were implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For all borrowers who enroll in these loan modification programs offered as a result of
COVID-19,
the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program, and the modifications will not impact a borrower’s repayment history for credit repayment reporting purposes. The Company reevaluates the credit granted deferrals under this guidance each quarter under its existing TDR framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR. As a result of this reevaluation, accruing troubled debt restructured loans increased $7,297, to $9,963 at December 31, 2020 from $2,666 at December 31, 2019.

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
We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter our Chief Credit Officer identifies those loans to be individually evaluated for impairment and those to be collectively evaluated for impairment utilizing a standard criterion. Internal risk ratings are assigned quarterly to loans identified to be individually evaluated. We segment loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends. A loan’s grade may differ from period to period based on current conditions and events. However, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest eight quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions to assure directional consistency of the allowance for loan loss account. Regulators, in reviewing the loan portfolio as part of the scope of a regulatory examination, may require us to increase our allowance for loan losses or take other actions that would require increases to our allowance for loan losses.
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
A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:
Reconciliation of allowance for loan losses

December 31	2020	2019	2018	2017	2016
Allowance for loan losses at beginning of year	$7,516	$6,348	$6,306	$3,732	$4,365
Loans charged-off:
Commercial	909	1,128	206	43	767
Real estate:
Construction				78	249
Commercial	595	254			65
Residential	2	26	104	38	68
Consumer	333	476	437	58	25

Total	1,839	1,884	747	217	1,174

Loan recovered:
Commercial	11	484	11	5	70
Real estate:
Construction
Commercial	61	6	6	10
Residential	1	7	31	17	7
Consumer	168	149	126	25	11

Total	241	646	174	57	88

Net loans charged-off	1,598	1,238	573	160	1,086

Provision for loan losses	6,282	2,406	615	2,734	453

Allowance for loan losses at end of year	$12,200	$7,516	$6,348	$6,306	$3,732

Net charge-offs to average loans	0.15%	0.14%	0.06%	0.03%	0.27%
Allowance for loan losses to total loans, net	1.07%	0.88%	0.71%	0.66%	0.91%

The allowance for loan losses increased $4,684 to $12,200 at December 31, 2020, from $7,516 at the end of 2019. The increase resulted from a provision for loan losses of $6,282, which was partially offset by net loans charged-off
of $1,598. The provision for loan losses increased to $6,282 in 2020 from $2,406 in 2019 The increase in the provision for loan losses is the combined result of organic loan growth, excluding 100% SBA guaranteed PPP loans, and changes in qualitative factors used in our ALLL model, accounting for increased economic risks and the direct impact on our customers resulting from the
COVID-19
pandemic as of December 31, 2020. The allowance for loan losses, as a percentage of loans, net of unearned income, was 1.07% at the end of 2020, compared to 0.88% at the end of 2019.
Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off
increased $360 to $1,598 in 2020 from $1,238 in 2019. Net charge-offs, as a percentage of average loans outstanding, equaled 0.15% in 2020 and 0.14% in 2019.
Allocation of the allowance for loan losses
The allocation of the allowance for loan losses compared to the percentage of loans by major loan category for the past five years is summarized as follows:

	2020		2019		2018		2017		2016
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial		$0.14%	$712	0.27%	$382	0.16%	$56	0.14%	$8	0.24%
Real Estate:
Construction
Commercial		0.60	218	0.32	78	0.54	76	1.04	140	0.96
Residential		0.23		0.27	28	0.30	92	0.37		0.61
Consumer

Total specific		0.97	930	0.86	488	1.00	224	1.55	148	1.81

Formula:
Commercial	1,705	31.38	1,241	13.66	780	13.60	1,150	14.52	621	12.26
Real Estate:
Construction	1,117	6.44	473	7.26	404	4.43	379	3.60	160	2.10
Commercial	6,494	43.51	2,897	53.18	3,220	55.17	2,887	54.00	1,970	50.97
Residential	2,427	17.11	1,820	24.06	1,258	24.46	1,248	24.80	789	31.36
Consumer	142	0.59	155	0.98	50	1.34	37	1.53	44	1.50

Total formula	11,885	99.03	6,586	99.14	5,712	99.00	5,701	98.45	3,584	98.19

Total allocated allowance	11,885	100.00%	7,516	100.00%	6,200	100.00%	5,925	100.00%	3,732	100.00%

Unallocated allowance	315				148		381

Total	$12,200		$7,516		$6,348		$6,306		$3,732

The allocated element of the allowance for loan losses account increased $4,369 to $11,885 at December 31, 2020, compared to $7,516 at December 31, 2019. The specific portion of the allowance for loan losses decreased and the formula portion of the allowance for loan losses increased from the end of 2019. There was no specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 at December 31, 2020, compared to $930 at December 31, 2019. The results of the evaluation of specifically identified and individually evaluated loans indicated that the recorded investment for each loan exceeded the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan was collateral dependent at December 31, 2020. The formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $5,299 to $11,885 at December 31, 2020, from $6,586 at December 31, 2019. There was an unallocated reserve balance of $315 at December 31, 2020 and no unallocated element at December 31, 2019. The unallocated balance is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process. One such limitation is the imprecision of accurately estimating the impact current economic conditions will have on historical loss rates. Variations in the magnitude of impact may cause estimated credit losses associated with the current portfolio to differ from historical loss experience, resulting in an allowance that is higher or lower than the anticipated level. Management establishes the unallocated element of the allowance by considering a number of environmental risks similar to those used to determine the qualitative factors. Management continually monitors trends in historical and qualitative factors, including trends in the volume, composition and credit quality within the portfolio. The reasonableness of the unallocated element is evaluated through monitoring trends in its level to determine if changes from period to period are directionally consistent with changes in the loan portfolio.
The coverage ratio, the allowance for loan losses account as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 105.7% at December 31, 2020 and 150.4% at December 31, 2019. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2020.
Deposits:
Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits increased $75.0 million in 2020. Noninterest-bearing deposits increased $26.2 million, and interest-bearing deposits increased $48.8 million in 2020. Noninterest-bearing deposits represented 17.1% of total deposits, while interest-bearing deposits accounted for 82.9% of total deposits at December 31, 2020. Total deposits increased $18.0 million, or 1.9%, in the first quarter, $64.7 million, or 6.7%, in the second quarter, $8.2 million, or 0.8%, in the third quarter offset by a decrease of $15.9 million, or 1.5%, in the fourth quarter.
Interest-bearing transaction accounts, which include money market accounts, NOW accounts, and savings accounts, increased $99.5 million in 2020. The increase in interest-bearing transaction accounts during 2020 consisted of increases of $29.4 million in money market accounts, $44.0 million in NOW accounts, and $26.1 million in savings accounts. Total time deposits decreased $50.8 million to $235.0 million at December 31, 2020 from $285.8 million at December 31, 2019. The increase in deposits was primarily due to uncertainty in equity markets and customer indifference in investment alternatives compared to the safety of insured deposits.
The average amount of, and the rate paid on major classifications of deposits for the past three years are summarized as follows:
Deposit distribution

	2020		2019		2018
Year ended December 31	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing:
Money market accounts	$120,506	0.28%	$112,536	0.91%	$118,175	0.94%
NOW accounts	297,890	0.23	272,323	0.65	273,953	0.62
Savings accounts	145,760	0.10	133,087	0.14	148,441	0.08
Time deposits	269,313	1.57	300,103	1.70	316,418	1.34

Total interest-bearing	833,469	0.65%	818,049	0.99%	856,987	0.84%
Noninterest-bearing	166,335		156,925		159,751

Total deposits	$999,804		$974,974		$1,016,738

Total deposits averaged $999.8 million in 2020, increasing $24.8 million, or 2.5%, compared to 2019. Average noninterest-bearing deposits increased $9.4 million, while average interest-bearing accounts increased $15.4 million. Average interest-bearing transaction deposits, including money market, NOW and savings accounts, increased $46.2 million, and average total time deposits decreased $30.8 million comparing 2020 with 2019.
Our cost of interest-bearing deposits decreased 34 basis points to 0.65% in 2020 from 0.99% in 2019. Specifically, the cost of interest-bearing transaction accounts decreased 37 basis points to 0.21%, and the cost of time deposits decreased 13 basis points to 1.57% comparing 2020 and 2019. Consistent with the FOMC actions to lower short-term rates due to the onset of
COVID-19,
we also took action to lower deposit rates to fend off net interest margin contraction due to reductions in yields on floating and adjustable rate loans and the lack of suitable investment alternatives providing a reasonable return. We anticipate deposit costs to continue to decrease in the short term based on the continuation of the FOMC’s monetary policy posture to keep interest rates low to support the economy and flow of credit to U.S. households and businesses.

Core deposits may decrease in the coming months as unemployment benefits, PPP funds, and loan deferrals come to an end. Many consumers are working from home or temporarily unemployed but still receiving income through unemployment insurance programs that have provided liquidity for ongoing expenses. Additional liquidity that was created through the advancement of funds through the PPP program should decrease despite the newly announced stimulus package at the same time companies that deferred loan payments begin making monthly payments again, which may lead to reductions in accumulated funds and our deposit volumes. In addition, the path of our deposit volumes may depend on the course of the virus, including positive progress on vaccinations which may increase consumer spending and have a corresponding decrease in our deposit base.
Volatile deposits, defined as time deposits $100 or more, averaged $101.4 million in 2020, a decrease of $9.0 million, or 8.2%, from $110.4 million in 2019. Our average cost of these funds decreased 14 basis points to 1.59% in 2020 from 1.73% in 2019. This type of funding is considered to be volatile since it is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a reliable source of long-term liquidity.
Maturity distribution of time deposits $100 or more

December 31	2020	2019	2018
Within three months	$13,969	$17,410	$9,044
After three months but within six months	10,702	18,992	10,308
After six months but within twelve months	19,340	21,627	19,316
After twelve months	41,954	49,656	77,394

Total	$85,965	$107,685	$116,062

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
On January 15, 2021, the Company announced the execution of a definitive agreement whereby AmeriServ Financial, Inc. will acquire Citizens Neighborhood Bank’s (“CNB”), an operating division of Riverview Bank, branch and deposit customers in Meyersdale, as well as the deposit customers of CNB’s leased branch in the Borough of Somerset. The transaction is expected to close in the second quarter of 2021, subject to regulatory approval and other customary closing conditions. As December 31, 2020, the related deposits total $47.9 million and will be acquired for a 3.71% deposit premium and are considered as held for assumption within total deposits.
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
Concerns about the spread of the virus and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the FOMC to aggressively cut the target Federal Funds rate to a range of 0% to 0.25%, from 1.75% at December 31, 2019. The FOMC is expected to maintain its accommodative stance until such time when threats to the economy from the pandemic have mitigated. As a result, the timing and the magnitude of future monetary policy actions that will impact the current interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it are extremely critical to both bank management and regulators. The FFIEC, through its advisory guidance, reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the guidance, bank regulators believe the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The guidance states that the adequacy and effectiveness of an institution’s IRR management process, and the level of IRR exposure, are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices regarding IRR were suitable and adequate given the level of IRR exposure at December 31, 2020.
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
Interest rate sensitivity

December 31, 2020	Due within three months	Due after three months but within twelve months	Due after one year but within five years	Due after five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$36,270				$36,270
Investment securities	8,080	$11,316	$46,537	$37,762	103,695
Loans held for sale	4,338				4,338
Loans, net	354,869	311,545	424,931	47,894	1,139,239

Total rate-sensitive assets	$403,557	$322,861	$471,468	$85,656	$1,283,542

Rate-sensitive liabilities:
Money market accounts	$130,769				$130,769
NOW accounts	6,908	$20,724	$110,531	$179,612	317,775
Savings accounts	2,473	7,420	39,573	108,827	158,293
Time deposits	34,246	80,439	114,584	5,754	235,023
Long-term debt		176,904	13,500	38,361	228,765

Total rate-sensitive liabilities	$174,396	$285,487	$278,188	$332,554	$1,070,625

Rate-sensitivity gap:
Period	$229,161	$37,374	$193,280	$(246,898)
Cumulative	$229,161	$266,535	$459,815	$212,917	$212,917
RSA/RSL ratio:
Period	2.31	1.13	1.69	0.26
Cumulative	2.31	1.58	1.62	1.20	1.20
Our cumulative
one-year
RSA/RSL ratio equaled 1.58 at December 31, 2020. Given the recent monetary policy actions of the FOMC based on uncertainty surrounding the timing of the recovery from the pandemic and the potential for rates to remain at these low levels, the focus of ALCO has been to reduce our exposure to the effects of repricing assets. The current position at December 31, 2020, indicates that the amount of RSA repricing within one year would exceed that of RSL, with declining rates causing a slight decrease in net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Given an instantaneous and parallel shift in interest rates of plus and minus 100 basis points, our projected net interest income for the 12 months ending December 31, 2021, would increase 2.9% and decrease 4.9% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments to manage our IRR position.
We will continue to monitor our IRR position throughout 2021 and employ deposit and loan pricing strategies, as well as directing the reinvestment of loan and investment cash flow to manage our IRR position.
Financial institutions are affected differently by inflation than commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us. However, we believe that our exposure to inflation can be mitigated through our asset/liability management program.
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
As a result of the onset of the
COVID-19
pandemic, we have placed increased emphasis on solidifying, monitoring and managing our liquidity position. We believe our liquidity position is strong. At December 31, 2020, we had available liquidity of $49,781 from cash and interest-bearing balances with other banks. Our investment securities portfolio is comprised primarily of highly liquid U.S. Government and Government-Sponsored Enterprises and high credit quality municipal securities. At December 31, 2020, available-for-sale
investment securities totaled $103.7 million, and had a net unrealized holding gain of $2.0 million. Our secondary sources of liquidity consist of the available borrowing capacity at the Federal Home Loan Bank (“FHLB”), Atlantic Community Bankers Bank (“ACBB”), Pacific Coast Bankers Bank (“PCBB”), and through a relationship with StoneCastle Partners, LLC, a third party financial institution who provides cash management services to institutional investors. At December 31, 2020, our available borrowing capacity was $415.5 million at the FHLB and $10.0 million at ACBB and $50.0 million at PCBB. StoneCastle provides deposits to community banks up to 15% of their total assets. In order to further bolster our liquidity position, we issued $25.0 million of subordinated debentures in the fourth quarter of 2020.
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
Based on our liquidity position at December 31, 2020, we do not anticipate the need to have a material reliance on any of these sources in the near term.
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
available-for-sale
and borrowing from the FHLB.
We employ several analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after December 31, 2020. Our noncore funds at December 31, 2020 were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered highly volatile. At December 31, 2020, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 14.6%, while our net short-term noncore funding ratio, noncore funds maturing within one-year,
less short-term investments to assets equaled 0.94%. Comparatively, our net noncore dependence ratio was (1.03)% while our net short-term noncore funding ratio was 1.54% at year-end
2019. The increase in the net noncore funding dependence ratio is associated with borrowing to fund investment in PPP loans and is anticipated to reduce substantially as these loans enter the forgiveness stage. In addition, as compared to peer levels, our reliance on short-term noncore funds remains low.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $567 during the year ended December 31, 2020 as compared with a decrease of $3,468 for the same period last year. For the year ended December 31, 2020, we realized a net cash outflow of $301,629 from investing activities offset partially by net cash inflows of $5,257 from operating activities and $295,805 from financing activities. For the year ended 2019, we recognized net cash inflows of $5,256 from operating activities and $57,746 from investing activities, offset by a net cash outflow of $66,470 from financing activities.
Operating activities provided net cash of $5,257 for the year ended December 31, 2020 compared to $5,256 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as goodwill impairment, depreciation, amortization, and the provision for loan losses, is the primary source of funds from operations.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $301,629 for the year ended December 31, 2020. For the comparable period in 2019, investing activities provided net cash of $57,746. For the year ended December 31, 2020, loan originations of $273,813 from PPP loans were the primary factor for the net increase in loans of $288,516. For the comparable period of 2019, payments and prepayments on loans exceeding loan originations was the primary factor causing the net cash inflow from investing activities.
Financing activities provided net cash of $295,805 for the year ended December 31, 2020 and used net cash of $66,470 for the same period last year. Liquidity was generated through funds from deposit gathering and through long-term debt which primarily utilized the Fed’s PPPLF secured borrowing arrangement to borrow $189,719 for the purpose of financing PPP loans. During the year ended December 31, deposits increased $74,980 in 2020 and decreased $64,113 in 2019.
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
Regulatory bodies recently issued guidance reminding bank management of the importance of taking capital preservation actions in these uncertain economic times and encouraging management to remain vigilant on how the current environment impacts their organization’s financial performance, need for capital, and ability to serve customers and communities throughout this crisis. In response to this guidance, the Board of Directors of Riverview decided on July 23, 2020, to suspend the payment of dividends in order to conserve capital. In concert with this guidance, on October 6, 2020, the Company completed the issuance of $25 million in subordinated debt at the bank holding company which was used to support the Bank on an as-needed
basis. Subsequent to the issuance in the fourth quarter of 2020, management determined to downstream $15 million of the available $25 million from the bank holding company to the Bank in the form of additional capital.
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
Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of depositors’ accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. The Bank’s Tier I and total risk-based capital ratios are strong and have consistently exceeded the well capitalized regulatory capital ratios of 8.0% and 10.0% required for well capitalized institutions. The Bank’s ratio of Tier 1 capital to risk-weighted assets and off-balance
sheet items was 12.9% at December 31, 2020, and 11.5% at December 31, 2019. The total risk-based capital ratio was 14.2% at December 31, 2020 and 12.4% at December 31, 2019. In addition, the Bank is required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio in order to be considered well capitalized of 6.5%. The Bank’s common equity Tier I capital to risk-weighted assets ratio was 12.8% at December 31, 2020 and 11.5% at December 31, 2019. The Bank’s Leverage ratio, which equaled 9.8% at December 31, 2020, and 9.1% at December 31, 2019, exceeded the minimum of 5.0% for well capitalized adequacy purposes. Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at December 31, 2020 and 2019. There are no conditions or negative events since this notification that we believe have changed the Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report.
In November 2019, the Federal Financial Institution Examination Council published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet
exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter
grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9%
leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We are currently evaluating the election to use the community bank leverage ratio framework and may make such an election in the future.
Stockholders’ equity was $97.4 million, or $10.47 per share, at December 31, 2020, and $118.1 million, or $12.81 per share, at December 31, 2019. Stockholders’ equity decreased primarily due to the recognition of a $21.2 million net loss during 2020 primarily resulting from the recognition of goodwill impairment of $24.8 million in the second quarter of 2020. Average stockholders’ equity to average total assets equaled 8.45% in 2020 and 10.41% in 2019. We declared dividends of $0.15 per share in 2020 and $0.35 in 2019.
Review of Financial Performance:
We reported a net loss of $21,211, or $(2.29) per basic and diluted weighted average common share, for the year ended December 31, 2020, compared to net income of $4,286, or $0.47 per basic and diluted weighted average common share, for the same period last year.
The decrease in the earnings for the year ended December 31, 2020 as compared to the same period in 2019 was primarily the result of a non-cash
charge related to the recognition of goodwill impairment and an increase in the provision for loan losses, both stemming from the
COVID-19
pandemic. The goodwill impairment of $24,754 had no impact on tangible book value, regulatory capital ratios, liquidity or the Company’s cash balances. For the year ended December 31, 2020, the provision for loan losses totaled $6,282 compared to $2,406 for the comparable period in 2019. The increase in the year over year provision for loan losses is the combined result of year to date 2020 organic loan growth, excluding 100% SBA guaranteed PPP loans, and changes in qualitative factors used in our ALLL model, accounting for increased economic risks and the direct impact on our customers resulting from the
COVID-19
pandemic as of December 31, 2020. As the Company continues to evaluate the impact of the
COVID-19
pandemic on our overall financial performance and operations, including its effects on our loan portfolio, our provision for loan losses may increase in future periods, which could adversely affect our results of operations. The Company’s earnings were further impacted by a $2,352 reduction of net accretion on acquired assets and assumed liabilities during the year ended December 31, 2020, as compared to the same period last year. Also impacting 2020 results was the recognition of write downs of fair values on certain held for sale properties along with lease payments and write offs of certain property and equipment on closed offices totaling $1,532. In addition, the Company recognized $572 in costs associated with severance and furlough expenses related to the implementation of a cost reduction strategy aimed at substantially lowering ongoing operating costs.
The impact of these reductions was offset by the recognition of interest and fees on the origination of loans pursuant to the PPP of $4,407 in 2020. In addition, the Company recognized $815 thousand net gain on the sale of investment securities to provide liquidity to fund loan demand and limit exposure to falling rates through the disposition of adjustable rate securities in the first quarter of 2020.
The
COVID-19
pandemic continues to place additional pressure on bank earnings, causing increased emphasis on the need to improve operational efficiency as a means to mitigate margin compression and noninterest income reductions. The Company began implementing cost reduction strategies in 2019 in order to improve our operating efficiency, and those efforts continued subsequent to the end of the second quarter of 2020 by implementing additional efficiency initiatives aimed at substantially lowering operating costs. This action effective on September 1, 2020 is expected to lower salaries and benefits expense by $3,400 annually on a pre-tax
basis. In addition, during the fourth quarter of 2020, we continued to evaluate our branch network by utilizing retail branch performance and resource allocation analytics. After evaluating the results, we determined to divest four additional offices by closing two and selling two branch offices. With respect to the sale, on January 15, 2021, the Company announced the execution of a definitive agreement whereby AmeriServ Financial, Inc. will acquire Citizens Neighborhood Bank’s (“CNB”), an operating division of Riverview Bank, branch and deposit customers in Meyersdale, as well as the deposit customers of CNB’s leased branch in the Borough of Somerset. The transaction is expected to close in the second quarter of 2021, subject to regulatory approval and other customary closing conditions. As of the agreement date, the related deposits total approximately $47,856 and will be acquired for a 3.71% deposit premium.
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

Net interest income changes due to rate and volume

	2020 vs 2019 Increase (decrease) attributable to			2019 vs 2018 Increase (decrease) attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$(1,815)	$(10,989)	$9,174	$(2,866)	$(265)	$(2,601)
Tax-exempt	(121)	14	(135)	62	60	2
Investments:
Taxable	(1,033)	(435)	(598)	459	73	386
Tax-exempt	113	(17)	130	(152)	99	(251)
Interest-bearing deposits	(646)	(698)	52	191	108	83
Federal funds sold				(20)		(20)

Total interest income	(3,502)	(12,125)	8,623	(2,326)	75	(2,401)

Interest expense:
Money market accounts	(688)	(756)	68	(89)	(35)	(54)
NOW accounts	(1,090)	(1,242)	152	74	84	(10)
Savings accounts	(40)	(57)	17	76	88	(12)
Time deposits	(849)	(363)	(486)	836	1,069	(233)
Short-term borrowings	28		28	(30)		(30)
Long-term debt	822	(830)	1,652	(232)	174	(406)

Total interest expense	(1,817)	(3,248)	1,431	635	1,380	(745)

Net interest income	$(1,685)	$(8,877)	$7,192	$(2,961)	$(1,305)	$(1,656)

Tax-equivalent
net interest income decreased $1,685 to $39,575 in 2020 from $41,260 in 2019. The decline was caused by an unfavorable rate variance which more than offset a favorable volume variance. For the year ended December 31, 2020, tax-equivalent
interest income decreased $3,502 compared to a lesser decrease in fund costs of $1,817.
The unfavorable rate variance was caused by a 74 basis point decrease in tax-equivalent
net interest margin to 3.33% in 2020 from 4.07% in 2019. We experienced a similar decrease in the net interest spread to 3.21% in 2020 from 3.87% in 2019. The decrease was primarily attributable to a decline in the tax-equivalent
loan yield due to reductions in market rates, the addition of lower yielding PPP loans, and the realization of lower levels of loan accretion from purchase accounting marks offset partially by declines in fund costs. The tax-equivalent
yield on earning assets declined 101 basis points causing interest income to decrease $12,125 which was partially offset by a 35 basis point decrease in fund costs lowering interest expense $3,248. The tax-equivalent
yield on the loan portfolio decreased to 4.13% in 2020 compared to 5.24% in 2019 and accounted for a $10,975 reduction in interest income. The actions taken by the Federal Open Market Committee in March 2020 to reduce its target federal funds rate by 150 basis points impacted the loan portfolio yield as it had a corresponding adverse effect on our floating and adjustable rate loans and refinancing activities. Also influencing the decline was recognizing the lower yield of 2.46% earned on the addition of PPP loans in 2020. Loan accretion recognized from merger related purchase accounting marks declined $2,272 in 2020. The tax-equivalent
yield on the investment portfolio decreased to 2.55% in 2020 compared to 2.99% in 2019 and accounted for a $452 reduction in interest income. Similar to the decrease in earning asset yields, we experienced a reduction in total fund costs comparing 2020 to 2019. The cost of funds declined 35 basis points to 0.69% in 2020 from 1.04% in 2019 accounting for a $3,248 decrease in interest expense. Interest-bearing deposits decreased to 0.65% in 2020 from 0.99% in 2019 accounting for $2,418 of the total fund costs reduction due to changes in rates.
Partially offsetting the negative impact of the reduction in the net interest margin was a favorable volume variance from a net increase in the volume of average earning assets as compared to the increase in average interest-bearing liabilities. Overall, average earning assets increased $174,602 while average interest-bearing liabilities increased $163,173 comparing the twelve months ended December 31, 2020 and 2019. The growth in average earning assets increased interest income $8,623 which was partially offset by the increase in average interest-bearing liabilities causing interest expense to rise $1,431. The primary influence of the favorable volume variance attributable to earning assets was a $190,733 increase in the average volume of loans accounting for a $9,039 increase in interest income. Long term debt averaged $140,442 higher in 2020 as compared to 2019 due to the increase in financing through the PPPLF. The growth in average long-term debt caused interest expense to increase $1,652. Partially offsetting this increase was a decrease in the average volume of time deposits declining to $269,313 in 2020 from $300,103 in 2019 and accounting for a reduction in interest expense of $486.

We expect that our net interest income and net interest margin will continue to decrease as our yield on earning assets decline at a frequency and magnitude greater than our fund costs given the uncertainty in the market as a result of the pandemic.
The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Average balances were calculated using average daily balances. Averages for earning assets include nonaccrual loans. Loan fees are included in interest income on loans. Investment averages include available-for-sale
securities at amortized cost. Income on investment securities and loans is adjusted to a tax equivalent basis using the prevailing federal statutory tax rate
Summary of net interest income

	2020			2019
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Earning assets:
Loans:
Taxable	$1,037,721	$43,052	4.15%	$843,080	$44,867	5.32%
Tax-exempt	32,283	1,118	3.46	36,191	1,239	3.42
Investments:
Taxable	70,433	1,702	2.42	92,980	2,735	2.94
Tax-exempt	10,769	366	3.40	6,968	253	3.63
Interest-bearing deposits	38,088	120	0.32	35,473	766	2.16
Federal funds sold

Total earning assets	1,189,294	46,358	3.90%	1,014,692	49,860	4.91%
Less: allowance for loan losses	9,234			6,759
Other assets	95,256			106,450

Total assets	$1,275,316			$1,114,383

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$120,506	336	0.28%	$112,536	1,024	0.91%
NOW accounts	297,890	693	0.23	272,323	1,783	0.65
Savings accounts	145,760	151	0.10	133,087	191	0.14
Time deposits	269,313	4,239	1.57	300,103	5,088	1.70
Short-term borrowings	7,311	28	0.38
Long-term debt	147,374	1,336	0.91	6,932	514	7.41

Total interest-bearing liabilities	988,154	6,783	0.69%	824,981	8,600	1.04%
Noninterest-bearing deposits	166,335			156,925
Other liabilities	13,062			16,423
Stockholders’ equity	107,765			116,054

Total liabilities and stockholders’ equity	$1,275,316			$1,114,383

Net interest income/ spread		$39,575	3.21%		$41,260	3.87%

Net interest margin			3.33%			4.07%
Tax-equivalent adjustments:
Loans		$235			$260
Investments		77			53

Total adjustments		$312			$313

	2018
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Earning assets:
Loans:
Taxable	$892,331	$47,733	5.35%
Tax-exempt	36,120	1,177	3.26
Investments:
Taxable	79,731	2,276	2.85
Tax-exempt	14,519	405	2.79
Interest-bearing deposits	31,307	575	1.84
Federal funds sold	1,285	20	1.56

Total earning assets	1,055,293	52,186	4.95%
Less: allowance for loan losses	6,436
Other assets	104,019

Total assets	$1,152,876

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$118,175	1,113	0.94%
NOW accounts	273,953	1,709	0.62
Savings accounts	148,441	115	0.08
Time deposits	316,418	4,252	1.34
Short-term borrowings	1,799	30	1.67
Long-term debt	12,912	746	5.78

Total interest-bearing liabilities	871,698	7,965	0.91%
Noninterest-bearing deposits	159,751
Other liabilities	10,692
Stockholders’ equity	110,735

Total liabilities and stockholders’ equity	$1,152,876

Net interest income/spread		$44,221	4.04%

Net interest margin			4.19%
Tax-equivalent adjustments:
Loans		$247
Investments		85

Total adjustments		$332

Provision for Loan Losses:
We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of December 31, 2020.
For the year ended December 31, the provision for loan losses was $6,282 in 2020 compared to $2,406 in 2019. The increase in the provision for loan losses is the combined result of organic loan growth, excluding 100% SBA guaranteed PPP loans, and changes in qualitative factors used in our ALLL model, accounting for increased economic risks and the direct impact on our customers resulting from the
COVID-19
pandemic as of December 31, 2020. The pandemic effects are expected to continue to weigh heavily on businesses and their ability to service debt along with increasing unemployment for those individuals depending on these businesses for income. As a result, our future provisions may increase by the growth of loan delinquencies and charge-offs resulting from
COVID-19
pandemic related financial stress.

Noninterest Income:
For the year ended December 31, noninterest income totaled $8,773 in 2020, an increase of $259 from $8,514 in 2019. The increase was attributable to recognizing an $815 net gain on the sale of investment securities to provide liquidity to fund loan demand and limit exposure to falling rates through the disposition of adjustable rate securities. This compares to a $22 loss from the sale of investment securities recorded in 2019. Mortgage banking income increased $666 for the year ended December 31, 2020 as compared to the same period in 2019 due to an increase in refinancing activity brought on by reductions in mortgage interest rates. Offsetting these positive influences were reductions in service charges, which decreased $1,053 due to lower customer activity resulting in reductions in overdraft fee and ATM income and proactively working with customers and noncustomers alike by temporarily suspending certain fees in an effort to minimize the financial impact of
COVID-19
within the communities we serve. Trust commissions and fees and wealth management income decreased $119 and $64, respectively, comparing the years ended December 31, 2020 and 2019. These reductions were driven by the impact that the pandemic had on equity market valuations in 2020.
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
The major components of noninterest expense for the past three years are summarized as follows:
Noninterest expense

Year ended December 31	2020	2019	2018
Salaries and employee benefits expense:
Salaries and payroll taxes	$17,514	$20,218	$18,759
Employee benefits	2,693	3,627	3,305

Salaries and employee benefits expense	20,207	23,845	22,064

Occupancy and equipment expenses:
Occupancy expense	3,424	2,727	2,472
Equipment expense	1,717	1,630	1,681

Occupancy and equipment expenses	5,141	4,357	4,153

Other expenses:
Amortization of intangible assets	818	773	867
Goodwill impairment	24,754
Net cost of operating other real estate	55	67	48
Advertising	369	812	647
Professional fees	1,335	1,406	892
FDIC insurance and assessments	732	259	609
Telecommunications and processing fees	4,693	5,039	4,436
Director fees	556	610	685
Bank shares tax	770	759	736
Stationary and supplies	319	430	497
Other	2,959	3,711	3,291

Other expenses	37,360	13,866	12,708

Total noninterest expense	$62,708	$42,068	$38,925

Noninterest expense increased $20,640, to $62,708 for the year ended December 31, 2020, from $42,068 for the same period last year. The increase was primarily due to writing off goodwill totaling $24,754. Excluding this nonrecurring charge, noninterest expense would have decreased $4,114, or 9.8%, comparing the years ended December 31, 2020 and 2019. Salaries and payroll taxes decreased $2,704 while employee benefits expense decreased $934. The decreases were primarily due to the implementation of the reduction in force initiatives offset partially by incurring nonrecurring severance and furlough costs. Occupancy and equipment expense increased $784, or 18.0%, to $5,141 in 2020 from $4,357 in 2019. Occupancy expense increased $697 while equipment expense rose $87 in 2020.
One-time
charges related to branch closures in line with the implementation of our branch repositioning strategy, and lease payments and write offs of certain property and equipment on closed offices impacted the increase in occupancy expense. Other expenses increased $23,494 to $37,360 in 2020 compared to $13,866 in 2019. As aforementioned, the increase is a result of a non-cash
charge related to the recognition of the goodwill impairment charge. Adjusting for this charge, other expenses would have decreased $1,260, or 9.1%, in 2020.
Income Taxes:
Our income tax expense was $257 in 2020 compared to $701 in 2019. The level of income tax expense is primarily related to the amount of taxable income generated. The Company’s tax expense was also influenced by tax-exempt
income on loans and investments and bank owned life insurance investment income, which allowed us to mitigate our tax burden.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of Riverview Financial Corporation
Harrisburg, Pennsylvania
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Riverview Financial Corporation (the “Company”) as of December
31, 2020 and 2019, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses – Qualitative factors
As more fully described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for loan losses represents management’s best estimate of probable incurred losses in the loan portfolio.
On collectively evaluated loans, management adjusts historical loss factors by qualitative factors that represent a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

The principal consideration for our determination that auditing the allowance for loan losses risk factors applied to adjust historical loss experience (qualitative factors) is a critical audit matter is the high degree of subjectivity involved in management’s assignment of values to reflect improving, stable, or declining conditions based on management’s best judgement associated with each risk factor, and the significant degree of auditor judgement.
Our audit procedures related to the allowance loan losses qualitative factors included the following procedures to address the critical audit matter.

•	Substantive tests included:

•	Data inputs used to adjust historical loss rates by qualitative factors were agreed to source documentation.

•
Evaluating the reliability of the underlying objective data used to derive the qualitative factors. Based on the underlying data, we evaluated the reasonableness of management’s designation improving, stable or declining conditions and the resulting adjustment to the historical loss experience.

•	Analytical procedures were performed to evaluate changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.
/s/ Crowe LLP
We have served as the Company’s auditor since 2019.
Washington, D.C.
March 11, 2021

Riverview Financial Corporation
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

December 31	2020	2019
Assets:
Cash and due from banks	$13,511	$11,838
Interest-bearing deposits in other banks	36,270	38,510
Investment securities available-for-sale	103,695	91,247
Loans held for sale	4,338	81
Loans, net	1,139,239	852,109
Less: allowance for loan losses	12,200	7,516

Net loans	1,127,039	844,593
Premises and equipment, net	18,147	17,852
Accrued interest receivable	4,216	2,414
Goodwill		24,754
Intangible assets	1,918	2,736
Other assets	48,420	45,929

Total assets	$1,357,554	$1,079,954

Liabilities:
Deposits:
Noninterest-bearing	$173,600	$147,405
Interest-bearing	841,860	793,075

Total deposits	1,015,460	940,480
Short-term borrowings
Long-term debt	228,765	6,971
Accrued interest payable	1,038	435
Other liabilities	14,859	13,958

Total liabilities	1,260,122	961,844

Stockholders’ equity:
Common stock, no par value, authorized 20,000,000 shares, issued and outstanding: 2020; 9,306,442 shares; 2019; 9,216,616 shares	102,662	102,206
Capital surplus	292	112
Retained earnings (accumulated deficit)	(6,457)	16,140
Accumulated other comprehensive gain (loss)	935	(348)

Total stockholders’ equity	97,432	118,110

Total liabilities and stockholders’ equity	$1,357,554	$1,079,954

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

Year Ended December 31	2020	2019
Interest income:
Interest and fees on loans:
Taxable	$43,052	$44,867
Tax-exempt	883	979
Interest on investment securities:
Taxable	1,702	2,735
Tax-exempt	289	200
Interest on interest-bearing deposits in other banks	120	766

Total interest income	46,046	49,547

Interest expense:
Interest on deposits	5,419	8,086
Interest on short-term borrowings	28
Interest on long-term debt	1,336	514

Total interest expense	6,783	8,600

Net interest income	39,263	40,947
Provision for loan losses	6,282	2,406

Net interest income after provision for loan losses	32,981	38,541

Noninterest income:
Service charges, fees and commissions	4,133	5,186
Commission and fees on fiduciary activities	961	1,080
Wealth management income	876	940
Mortgage banking income	1,233	567
Bank owned life insurance investment income	755	763
Net gain (loss) on sale of investment securities available-for-sale	815	(22)

Total noninterest income	8,773	8,514

Noninterest expense:
Salaries and employee benefits expense	20,207	23,845
Net occupancy and equipment expense	5,141	4,357
Amortization of intangible assets	818	773
Goodwill impairment	24,754
Net cost of operation of other real estate	55	67
Other expenses	11,733	13,026

Total noninterest expense	62,708	42,068

Income (loss) before income taxes	(20,954)	4,987
Income tax expense	257	701

Net income (loss)	(21,211)	4,286

Other comprehensive income (loss):
Unrealized gain on investment securities available-for-sale	2,101	2,837
Reclassification adjustment for net (gain) loss on sales included in net income	(815)	22
Change in pension liability	166	16
Change in cash flow hedge	172
Income tax expense related to other comprehensive income	341	604

Other comprehensive income, net of income taxes	1,283	2,271

Comprehensive income (loss)	$(19,928)	$6,557

Per share data:
Net income (loss):
Basic	$(2.29)	$0.47
Diluted	$(2.29)	$0.47
Average common shares outstanding:
Basic	9,258,493	9,167,415
Diluted	9,258,493	9,181,752
Dividends declared	$0.15	$0.35
See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

For the two years ended December 31,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2020	$102,206	$112	$16,140	$(348)	$118,110
Net income			(21,211)		(21,211)
Other comprehensive income, net of income taxes				1,283	1,283
Issuance under ESPP, 401k and Dividend Reinvestment plans: 75,948 shares	543				543
Issuance of restricted stock awards: 13,878 shares	(87)	180			93
Dividends declared, $0.15 per share			(1,386)		(1,386)

Balance, December 31, 2020	$102,662	$292	$(6,457)	$935	$97,432

Balance, January 1, 2019	$101,134	$332	$15,063	$(2,619)	$113,910
Net income			4,286		4,286
Other comprehensive income, net of income taxes				2,271	2,271
Issuance under ESPP, 401k and Dividend Reinvestment plans: 57,356 shares	644				644
Exercise of stock options: 22,776 shares	241	(33)			208
Issuance of restricted stock awards: 14,929 shares	187	(187)
Dividends declared, $0.35 per share			(3,209)		(3,209)

Balance, December 31, 2019	$102,206	$112	$16,140	$(348)	$118,110

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

Year Ended December 31	2020	2019
Cash flows from operating activities:
Net income (loss)	$(21,211)	$4,286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,186	1,248
Provision for loan losses	6,282	2,406
Stock based compensation	93
Net amortization of investment securities available-for-sale	859	785
Net cost of operation of other real estate owned	55	67
Net (gain) loss on sale of investment securities available-for-sale	(815)	22
Accretion of purchase adjustment on loans	(973)	(3,245)
Amortization of intangible assets	818	773
Amortization of assumed discount on long-term debt	83	79
Amortization of long-term debt issuance costs	43
Impairment of goodwill	24,754
Deferred income taxes	25	1,009
Proceeds from sale of loans originated for sale	35,874	17,032
Net gain on sale of loans originated for sale	(1,233)	(567)
Loans originated for sale	(38,898)	(15,909)
Bank owned life insurance investment income	(755)	(763)
Net change in:
Accrued interest receivable	(1,802)	596
Other assets	(798)	(856)
Accrued interest payable	603	(49)
Other liabilities	1,067	(1,658)

Net cash provided by operating activities	5,257	5,256

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(53,323)	(32,058)
Proceeds from repayments	14,305	17,308
Proceeds from sales	27,812	30,232
Proceeds from the sale of other real estate owned	366	753
Net (increase) decrease in restricted equity securities	(769)	64
Net (increase) decrease in loans	(288,516)	42,901
Purchases of premises and equipment	(1,481)	(1,545)
Proceeds from sale of equipment		113
Purchase of bank owned life insurance	(23)	(22)

Net cash provided by (used in) investing activities	(301,629)	57,746

Cash flows from financing activities:
Net increase (decrease) in deposits	74,980	(64,113)
Net decrease in short-term borrowings
Repayment of long-term debt	(13,088)
Proceeds from long-term debt	234,756
Issuance under DRP, 401k and ESPP plans	543	644
Proceeds from exercise of options		208
Cash dividends paid	(1,386)	(3,209)

Net cash provided by (used in) financing activities	295,805	(66,470)

Net decrease in cash and cash equivalents	(567)	(3,468)
Cash and cash equivalents—beginning	50,348	53,816

Cash and cash equivalents—ending	$49,781	$50,348

Supplemental disclosures:
Cash paid during the period for:
Interest	$6,180	$8,649
Federal income taxes	$425
Lease liabilities arising from obtaining right-of-use assets		$3,892
Noncash items from investing activities:
Other real estate acquired in settlement of loans	$761	$181
Noncash items from investing and operating activities:
Noncash transfer of owned properties available-for-sale		$540
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
The wealth management and trust divisions did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Bank’s 30 community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.
The Company faces competition primarily from commercial banks, thrift institutions and credit unions within the Central, Northern, Southwestern and Southeastern Pennsylvania markets, many of which are substantially larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.
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
The operating results and financial position of the Company for the year ended as of December 31, 2020, are not necessarily indicative of the results of operations and financial position that may be expected in the future. This is especially true given the outbreak of the Coronavirus (“COVID-19”) pandemic which has adversely affected the Company’s business results of operations and financial condition in 2020.
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

Estimates:
To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.
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
Available-for-sale
securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders’ equity. Estimated fair values for investment securities are based on market prices from a national pricing service. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized, and discounts are accreted using the level yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Trading account securities are carried at market value. Interest on trading account securities is included in interest income. Profits or losses on trading account securities are included in noninterest income. All of the Company’s investment securities were classified as available-for-sale
in 2020 and 2019. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.
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
In March 2020, a joint policy statement was issued by federal and state regulatory agencies to clarify that short-term loan modifications made in good-faith to provide temporary payment relief to borrowers directly impacted by
COVID-19
and were current prior to the modification are not troubled debt restructurings in accordance with the certain provisions of the CARES Act. Under this guidance, six months is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification programs were implemented. The guidance also provides that these modified loans generally will not be classified as nonaccrual during the term of the modification. For all borrowers who enroll in these loan modification programs, the delinquency status of the borrowers is frozen, resulting in a static delinquency metric during the deferral period. Upon exiting the deferral program, the measurement of loan delinquency will resume where it had left off upon entry into the program, and the modifications will not impact a borrower’s repayment history for credit repayment reporting purposes. The Company reevaluates these credit` granted deferrals under this guidance each quarter under its existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan will be accounted for as a TDR.
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
The formula portion of the allowance for loan losses relates to large pools of smaller-balance homogeneous loans and those identified loans considered not individually impaired having similar characteristics as these loan pools. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using a loss migration method plus qualitative factors, which adjust the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off
to loans, net, for each of the major groups of loans evaluated and measured for impairment under FASB ASC 450. The historical loss factor for each pool is an average of the Company’s historical net charge-off
ratio for the most recent rolling eight quarters. Management adjusts these historical loss factors by qualitative factors that represent a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off
and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. The onset of the pandemic had a material influence on the environmental factors in 2020.
The unallocated element, if any, is used to cover inherent losses that exist as of the evaluation date, but which have not been identified as part of the allocated allowance using the above impairment evaluation methodology due to limitations in the process. One such limitation is the imprecision of accurately estimating the impact current economic conditions will have on historical loss rates. Variations in the magnitude of impact may cause estimated credit losses associated with the current portfolio to differ from historical loss experience, resulting in an allowance that is higher or lower than the anticipated level. Management establishes the unallocated element of the allowance by considering environmental risks similar to the ones used for determining the qualitative factors. Management continually monitors trends in historical and qualitative factors, including trends in the volume, composition and credit quality of the portfolio. The reasonableness of the unallocated element is evaluated through monitoring trends in its level to determine if changes from period to period are directionally consistent with changes in the loan portfolio. Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses as of December 31, 2020.
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
Goodwill and other intangible assets are tested for impairment annually during the fourth quarter of each year or when circumstances arise which are considered to be a triggering event indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. The Company recognized an impairment charge equal to the entire amount of its recorded goodwill on the balance sheet at June 30, 2020 totaling $24,754. For additional disclosure related to the goodwill impairment charge refer to the note entitled “Goodwill” in the Notes to Consolidated Financial Statements. There were no impairment losses recognized as a result of periodic impairment testing for the year ended December 31, 2019.
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
Derivative Instruments and Hedging Activities:
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
As of and for the year ended December 31, 2020, the Company’s derivative instruments and hedging activities consisted entirely of interest rate swap hedges on its holdings of trust preferred securities. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. A cash flow hedge is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the consolidated statements of cash flows the same as the cash flows of the items being hedged. The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.
When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as other income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transaction will affect earnings. The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The contract to which the Company is a party settles monthly.
Statements of Cash Flows
:
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
The following methods and assumptions were used by the Company to construct the summary table containing the fair values and related carrying amounts of financial instruments in the Note entitled “Fair value of financial instruments” in the Notes to the Consolidated Financial Statements.
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

Impaired loans:
The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans.
Accrued interest receivable:
The carrying value of accrued interest receivable as reported on the balance sheet approximates fair value.
Other real estate owned:
Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually.
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
Accrued interest payable
:
The carrying value of accrued interest payable as reported on the balance sheet approximates fair value.
Interest rate swap hedges:
The fair value of the interest rate swap liability is based on an external derivative model using input data as of the valuation date.
Off-balance
sheet financial instruments:
The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance
sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance
sheet financial instruments was not material at December 31, 2020 and December 31, 2019.
Loss contingencies:
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Advertising:
The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2020 and 2019 was $369 and $812, respectively.
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
Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition
of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the two-year
period ended December 31, 2020.
As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2017.
Other comprehensive income (loss):
The components of other comprehensive income (loss) and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income (Loss). The accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale,
benefit plan adjustments and derivative adjustments. The components of accumulated other comprehensive income (loss) included in stockholders’ equity at December 31, 2020 and 2019 are as follows:

December 31	2020	2019
Net unrealized gain on investment securities available-for-sale	$1,962	$676
Income tax expense	412	142

Net of income taxes	1,550	534

Benefit plan adjustments	(951)	(1,117)
Income tax benefit	(200)	(235)

Net of income taxes	(751)	(882)

Derivative adjustments	172
Income tax expense	36

Net of income taxes	136

Accumulated other comprehensive income (loss)	$935	$(348)

Other comprehensive income and related tax effects for the years ended December 31, 2020 and 2019 are as follows:

Year ended December 31	2020	2019
Unrealized gain on investment securities available-for-sale	$2,101	$2,837

Net (gain) loss on the sale of investment securities available-for-sale(1)	(815)	22

Benefit plans:
Amortization of actuarial loss(2)	111	104
Actuarial gain (loss)	55	(88)

Net change in benefit plan liabilities	166	16

Net change in derivative fair value	172

Other comprehensive income gain before taxes	1,624	2,875
Income tax expense	341	604

Other comprehensive income	$1,283	$2,271

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)	Represents amounts reclassified out of accumulated comprehensive income and included in the computation of net periodic pension expense.
Earnings (loss) per share:
Basic earnings (loss) per share is computed by dividing net income (loss) allocated to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.
The following table provides a reconciliation between the computation of basic earnings (loss) per share and diluted earnings per share for the years ended December 31, 2020 and 2
0
19:

For the Year Ended December 31	2020	2019
Numerator:

Net income	$(21,211)	$4,286

Denominator:
Basic	9,258,493	9,167,415
Dilutive options		14,337

Diluted	9,258,493	9,181,752

Earnings (loss) per share:
Basic	$(2.29)	$0.47
Diluted	$(2.29)	$0.47
Common stock equivalents outstanding that are anti-dilutive and thus excluded from the calculation of the diluted number of shares represented above were 172,964 in 2020 and 23,700 in 2019.
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
In March 2020, the FASB issued ASU
No. 2020-04,
“Reference Rate Reform (Topic 848)”. In response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this Update provide optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU
2020-04
provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU
2020-04
also provides numerous optional expedients for derivative accounting. ASU
2020-04
is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU
2020-04
for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. In January 2021, the FASB issued ASU
2021-01,
“Reference Rate Reform (Topic 848): Scope.” ASU
2021-01
clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU
2021-01
also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU
2021-01
was effective upon issuance and generally can be applied through December 31, 2022. We are evaluating the impacts of these ASUs and have not yet determined whether LIBOR transition and this ASU will have a material effect on our business operations and consolidated financial statements.

2. Cash and due from banks:
Historically the Bank was required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank. On March 26, 2020, the Federal Reserve Bank reduced the reserve percentages to 0%. There was no required reserve at December 31, 2020 and 2019. In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services. The Bank maintains balances with correspondent banks that may exceed federal insured limits, which management considers to be a normal business risk.

3. Investment securities:
The amortized cost and fair value of investment securities
available-for-sale
aggregated by investment category at December 31, 2020 and 2019 are summarized as follows:

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$22,317	$400	$143	$22,574
Tax-exempt	17,988	423	16	18,395
Mortgage-backed securities:
U.S. Government agencies	26,051	940		26,991
U.S. Government-sponsored enterprises	24,627	442	17	25,052
Corporate debt obligations	10,750	56	123	10,683

Total	$101,733	$2,261	$299	$103,695

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$24,365	$466	$7	$24,824
Tax-exempt	4,260	73		4,333
Mortgage-backed securities:
U.S. Government agencies	36,024	294	184	36,134
U.S. Government-sponsored enterprises	22,422	265	42	22,645
Corporate debt obligations	3,500		189	3,311

Total	$90,571	$1,098	$422	$91,247

The Company had a net unrealized gain of $1,962, net of deferred income taxes of $412 at December 31, 2020, and a net unrealized gain of $534, net of deferred income taxes of $142 at December 31, 2019. Proceeds from the sale of investment securities available-for-sale
amounted to $27,812 in 2020. Gross gains of $826 and gross losses of $11 were realized from the sale of securities in 2020. Income tax benefits applicable to net realized losses amounted to $171 in 2020. In 2019, proceeds from the sale of investment securities available-for-sale
amounted to $30,232, with gross gains of $321 and gross losses of $343 realized from the sales. Income tax benefits applicable to net realized losses amounted to $5 in 2019.
The maturity distribution of the fair value, which is the net carrying amount of the debt securities classified as available-for-sale
at December 31, 2020, is summarized as follows:

December 31, 2020	Fair Value

Within one year	$202
After one but within five years	8,727
After five but within ten years	14,889
After ten years	27,834

51,652
Mortgage-backed securities	52,043

Total	$103,695

Securities with a carrying value of $71,676 and $63,389 at December 31, 2020 and 2019, respectively, were pledged to secure public deposits as required or permitted by law.
Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case
basis. At December 31, 2020 and 2019, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at December 31, 2020 and 2019, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More				Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	$11,586	$143	$		$		$11,586	$143
Tax-exempt	1,737	16					1,737	16
Mortgage-backed securities:
U.S. Government agencies	5,960	17					5,960	17
U.S. Government-sponsored enterprises
Corporate debt obligations				3,378		123	3,378	123

Total	$19,283	$176		$3,378		$123	$22,661	$299

	Less Than 12 Months		12 Months or More				Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	$1.280	$7	$		$		$1,280	$7
Tax-exempt
Mortgage-backed securities:
U.S. Government agencies	15,799	184					15,799	184
U.S. Government-sponsored enterprises				3,245		42	3,245	42
Corporate debt obligations				3,311		189	3,311	189

Total	$17,079	$191		$6,556		$231	$23,635	$422

The Company had 16 investment securities, consisting of

nine taxable state municipal obligations, three
tax-exempt
state municipal obligations, three mortgage-backed securities and one corporate obligation that were in unrealized loss positions at December 31, 2020. Of these securities, one corporate obligation was in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities as a result of changes in interest rates to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider any of the unrealized losses to be OTTI at December 31, 2020.
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

4. Loans, net and allowance for loan losses:
The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2020 and 2019 are summarized as follows. Net deferred
loan costs were $701 and $1,129 at December 31, 2020 and 2019, respectively.

December 31	2020	2019
Commercial	$359,080	$118,658
Real estate:
Construction	73,402	61,831
Commercial	502,495	455,901
Residential	197,596	207,354
Consumer	6,666	8,365

Total	$1,139,239	$852,109

The Company participated in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program (“PPP”), a multi-billion dollar specialized low-interest
loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. The Company had $251,810 of PPP loans, net of unearned fees of $5,075, included in commercial loans at December 31, 2020. The Company is utilizing the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to meet the funding needs of its borrowers of PPP loans.
Additionally, the Company is working with borrowers impacted by COVID-19 and providing modifications to include interest only deferral or principal and interest deferral up to 180 days. The majority of deferrals approved by the Company were 90 days or less. The modifications are excluded from troubled debt restructuring classification under the CARES Act. The Company modified 325 commercial and 176 consumer loans with outstanding balances of $256,422 at time of deferral, during the year ended December 31, 2020. As of December 31, 2020, 19 modified loans remained on deferral with an outstanding balance of $21,854.
Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $17,800 and $9,518 at December 31, 2020 and 2019, respectively. Advances and repayments during 2020, totaled $15,880 and $7,598, respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured or considered a potential credit risk at December 31, 2020 and 2019.
At December 31, 2020, the majority of the Company’s loans were at least partially secured by real estate located in Central and Southwestern Pennsylvania. Therefore, a primary concentration of credit risk is directly related to the real estate market in these areas. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.
The changes in the allowance for loan losses account by major classification of loan for the years ended December 31, 2020 and 2019 are summarized as follows:

		Real Estate
December 31, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance January 1, 2020	$1,953	$473	$3,115	$1,820	$155	$		$7,516
Charge-offs	(909)		(595)	(2)	(333)			(1,839)
Recoveries	11		61	1	168			241
Provisions	650	644	3,913	608	152		315	6,282

Ending balance	$1,705	$1,117	$6,494	$2,427	$142		$315	$12,200

		Real Estate
December 31, 2019	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance January 1, 2019	$1,162	$404	$3,298	$1,286	$50		$148	$6,348
Charge-offs	(1,128)		(254)	(26)	(476)			(1,884)
Recoveries	484		6	7	149			646
Provisions	1,435	69	65	553	432		(148)	2,406

Ending balance	$1,953	$473	$3,115	$1,820	$155	$		$7,516

The allocation of the allowance for loan losses and the related loans by major classifications of loans at December 31, 2020 and December 31, 2019 is summarized as follows:

			Real Estate
December 31, 2020	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,705		$1,117		$6,494		$2,427		$142		$315		$12,200

Ending balance: individually evaluated for impairment

Ending balance: collectively evaluated for impairment		1,705		1,117		6,494		2,427		142		315		12,200

Ending balance: purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$359,080		$73,402		$502,495		$197,596		$6,666	$			$1,139,239

Ending balance: individually evaluated for impairment		1,565				6,444		2,494						10,503

Ending balance: collectively evaluated for impairment		357,515		73,402		495,674		194,939		6,666				1,128,196

Ending balance: purchased credit impaired loans	$		$			$377		$163	$		$			$540

			Real Estate
December 31, 2020	Commercial		Construction		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$1,953		$473		$3,115		$1,820		$155	$		$7,516

Ending balance: individually evaluated for impairment		712				218							930

Ending balance: collectively evaluated for impairment		1,241		473		2,897		1,820		155			6,586

Ending balance: purchased credit impaired loans	$		$		$		$		$		$	$

Loans receivable:
Ending balance		$118,658		$61,831		$455,901		$207,354		$8,365	$		$852,109

Ending balance: individually evaluated for impairment		2,260				1,224		2,085					5,569

Ending balance: collectively evaluated for impairment		116,390		61,831		453,156		205,026		8,365			844,768

Ending balance: purchased credit impaired loans		$8	$			$1,521		$243	$		$		$1,772

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2020 and 2019:

December 31, 2020:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$353,758	$3,147	$2,175	$	$359,080
Real estate:
Construction	63,838	1,817	7,747		73,402
Commercial	451,190	29,180	22,125		502,495
Residential	191,775	2,670	3,151		197,596
Consumer	6,666				6,666

Total	$1,067,227	$36,814	$35,198	$	$1,139,239

December 31, 2019:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$109,190	$5,992	$3,476	$	$118,658
Real estate:
Construction	61,678	153			61,831
Commercial	430,771	9,271	15,859		455,901
Residential	203,381	1,437	2,536		207,354
Consumer	8,365				8,365

Total	$813,385	$16,853	$21,871	$	$852,109

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2020 and 2019. Purchased credit impaired loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$64	$1	$		$65	$358,496	$519	$359,080
Real estate:
Construction						73,402		73,402
Commercial	1,238	4,063			5,301	496,785	32	502,118
Residential	2,125	2,993		146	5,264	191,299	870	197,433
Consumer	22	20		10	52	6,614		6,666

Total	$3,449	$7,077		$156	$10,682	$1,126,596	$1,421	$1,138,699

Purchased credit impaired loans								540

Total Loans								$1,139,239

	Accrual Loans
December 31, 2019	30-59 Days Past Due	60-89 Days Past Due		90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$137	$		$		$137	$117,354	$1,159	$118,650
Real estate:
Construction	9					9	61,822		61,831
Commercial	147					147	453,774	459	454,380
Residential	3,402		820		18	4,240	202,202	669	207,111
Consumer	84		14		27	125	8,240		8,365

Total	$3,779		$834		$45	$4,658	$843,392	$2,287	$850,337

Purchased credit impaired loans									1,772

Total Loans									$852,109

The following tables summarize information concerning impaired loans including purchase credit impaired loans as of and for the years ended December 31, 2020 and 2019, by major loan classification:

				For the Year Ended
December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial	$1,565	$1,675		$1,356	$416
Real estate:
Construction
Commercial	6,821	6,821		4,392	311
Residential	2,657	2,787		2,493	146
Consumer

Total	11,043	11,283		8,241	873

With an allowance recorded:
Commercial				561
Real estate:
Construction
Commercial				391	65
Residential
Consumer

Total				952	65

Commercial	1,565	1,675		1,917	416
Real estate:
Construction
Commercial	6,821	6,821		4,783	376
Residential	2,657	2,787		2,493	146
Consumer

Total	$11,043	$11,283		$9,193	$938

				For the Year Ended
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial	$1,147	$1,257		$648	$660
Real estate:
Construction
Commercial	1,963	1,963		3,124	1,456
Residential	2,329	2,467		2,397	173
Consumer

Total	5,439	5,687		6,169	2,289

With an allowance recorded:
Commercial	1,121	1,121	$712	685
Real estate:
Construction
Commercial	782	936	218	658	17
Residential				91
Consumer

Total	1,903	2,057	930	1,434	17

Commercial	2,268	2,378	712	1,333	660
Real estate:
Construction
Commercial	2,745	2,899	218	3,782	1,473
Residential	2,329	2,467		2,488	173
Consumer

Total	$7,342	$7,744	$930	$7,603	$2,306

For the years ended December 31, interest income, r
ela
ted to impaired loans, would have been $108 in 2020 and $163 in 2019 had the loans been current and the terms of the loans not been modified.
At and for the year ended December 31, 2020, there were nine loans modified as troubled debt restructuring and 20 restructured loans totaling $9,985. At and for the year ended December 31, 2019, there was one loan modified as troubled debt restructuring and 14 restructured loans totaling $2,701.
The following tables present the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the years ended December 31, 2020 and 2019. Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

December 31, 2020	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment

Commercial	5	$1,042	$1,042	$954
Commercial real estate	3	6,063	6,063	6,243
Residential real estate	1	512	512	502

December 31, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Residential real estate	1	$23	$23	$28

During 2020, there was
one
default on loans restructured, totaling $
265
.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance
sheet instruments. We record a valuation allowance for
off-balance
sheet credit losses, if deemed necessary, separately as a liability. The allowance was $93 and $89 at December 31, 2020 and 2019, respectively.
The contractual amounts of
off-balance
sheet commitments at December 31, 2020 and 2019 are summarized as follows:

December 31	2020	2019

Commitments to extend credit	$70,474	$105,403
Unused portions of lines of credit	75,517	66,114
Standby letters of credit	6,577	4,726

	$152,568	$176,243

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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2020 and 2019.
6. Premises and equipment, net:
Premises and equipment at December 31, 2020 and 2019 are summarized as follows:

December 31	2020	2019

Land	$4,349	$4,309
Premises and leasehold improvements	14,955	15,413
Furniture, fixtures and equipment	6,152	6,352

	25,456	26,074
Less: accumulated depreciation	7,309	8,222

	$18,147	$17,852

Depreciation and amortization included in noninterest expense amounted to $1,186 and $1,248 in 2020 and 2019, respectively.

7. Intangible assets, net:
The gross carrying amount and accumulated amortization related to intangible assets at December 31, 2020 and 2019 are presented below:

	2020		2019
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,558	$2,942	$4,558	$2,289
Customer list intangible	1,082	780	1,082	671
Trade name intangibles	496	496	496	440

Total intangible assets	$6,136	$4,218	$6,136	$3,400

Amortization expense for intangible assets totaled $818 and $773 for the years ended 2020 and 2019, respectively.
Riverview estimates the amortization expense for amortizable intangibles as follows:

2021	$526
2022	435
2023	348
2024	266
2025	187
Thereafter	156

$1,918

8. Goodwill:
The following table summarizes activity related to the carrying value of goodwill for the year ended December 31, 2020:

Balance, January 1, 2020		$24,754
Less: Goodwill impairment		24,754

Balance, December 31, 2020	$

Accounting guidance requires the Company to test its goodwill impairment at least annually, or more frequently, if an event occurs or circumstances change which are considered to be a triggering event that would more likely than not reduce the fair value of its goodwill below the carrying value of the reporting unit, Riverview Bank. The Company noted that at the beginning of the second quarter of 2020, as a result of the onset of the COVID-19 pandemic, the market price of its common shares decreased significantly below the carrying value of its equity per share and that it did not recover during the second quarter of 2020. This decrease prompted the Company to assess its goodwill utilizing a quantitative test to determine whether it was more-likely-than-not the fair value of the Company was less than the carrying amount as of the end of the second quarter of 2020.
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

9. Other assets:
The components of other assets at December 31, 2020 and 2019 are summarized as follows:

December 31	2020	2019

Other real estate owned	$422	$82
Bank owned life insurance	31,425	30,647
Restricted equity securities	1,759	990
Deferred tax assets	3,907	4,272
Lease right-of-use assets	2,278	3,856
Other assets	8,629	6,082

Total	$48,420	$45,929

10. Leases:
At December 31, 2020, the Company leased 11 of its 30 locations with
remaining terms ranging from 1 to 34 years, including extension options that the Company is reasonably certain will be exercised.
For the year ended December 31, 2020 and 2019, right-of-use assets were $2,278 and $3,856, and lease liabilities were $2,322 and $3,892, respectively. Lease terminations from branch closures accounted for reductions of $908 in right-of-use assets and $927 in lease liabilities in 2020. For the year ended December 31, 2020 and 2019, operating lease cost totaled $1,544 and $726, respectively, with $776 of the increase due to lease terminations from branch closures. The table below summarizes other information related to our operating leases:

Years Ended December 31	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$753	$663
ROU assets obtained in exchange for lease liabilities		4,430
Weighted average remaining lease term – operating leases, in years	8.82	9.16
Weighted average discount rate – operating leases	2.87%	3.00%
The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability
.

2021	$634
2022	570
2023	366
2024	200
2025	134
Thereafter	827

Total lease payments	2,731
Less imputed interest	(409)

$2,322

11. Deposits:
The major components of interest-bearing and noninterest-bearing deposits at December 31, 2020 and 2019 are summarized as follows:

December 31	2020	2019
Interest-bearing deposits:

Money market accounts	$130,769	$101,373
Now accounts	317,775	273,798
Savings accounts	158,293	132,150
Time deposits	235,023	285,754

Total interest-bearing deposits	841,860	793,075
Noninterest-bearing deposits	173,600	147,405

Total deposits	$1,015,460	$940,480

The aggregate amount of time deposits that met or exceeded the FDIC insurance limit of $250 was $19,997 at December 31, 2020 and $26,059 at December 31, 2019.
The aggregate amounts of maturities for all time deposits at December 31, 2020, are summarized as follows:

2021	$114,685
2022	64,323
2023	37,544
2024	7,351
2025	5,366
Thereafter	5,754

$235,023
The amount of related party deposits totaled $2,305 at December 31, 2020 and $2,488 at December 31, 2019.
The aggregate amount of deposits reclassified as loans was $137 at December 31, 2020, and $169 at December 31, 2019. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.
On January 15, 2021, the Company announced the execution of a definitive agreement whereby AmeriServ Financial, Inc. will acquire Citizens Neighborhood Bank’s (“CNB”), an operating division of Riverview Bank, branch and deposit customers in Meyersdale, as well as the deposit customers of CNB’s leased branch in the Borough of Somerset. The transaction is expected to close in the second quarter of 2021, subject to regulatory approval and other customary closing conditions. As December 31, 2020, the related deposits total $47.9 million
and will be acquired for a 3.71% deposit premium
 and are considered as held for assumption within total deposits
.
12. Short-term borrowings:
Short-term borrowings consist of overnight or less than
30-day
borrowings from the
FHLB-Pgh,
ACBB and Pacific Coast Bankers Bank (“PCBB”). The Company had no outstanding short-term borrowings at and for the years ended December 31, 2020 and December 31, 2019. Short-term borrowings at and for the year ended December 31, 2020 are summarized as follows:

	At and for the year ended December 31, 2020
	Ending Balance	Average Balance	Maximum Month-End Balance	Weighted Average Rate for the Year	Weighted Average Rate at End of the Year
FHLB-Pgh Open Repo Plus advances	$	$7,311	$	0.38%

Total	$	$7,311	$	0.38%
The Bank has an agreement with the
FHLB-Pgh
which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2020, the Bank’s available maximum borrowing capacity was $415,487. Advances with the
FHLB-Pgh
are secured under terms of a blanket collateral agreement by a pledge of
FHLB-Pgh
stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the
FHLB-Pgh
advances based on rates of the
FHLB-Pgh
discount notes. This rate resets each day.

In addition, the Bank has unsecured line of credit agreements with ACBB and PCBB. The maximum borrowing capacity on these credit arrangements were $10,000 at ACBB and $50,000 at PCBB at December 31, 2020. There were no amounts outstanding on these lines of credit at December 31, 2020 and 2019. Interest on these borrowings accrue daily based on the daily federal funds rate.
13. Long-term debt:
Long-term debt totaled $228,765 at December 31, 2020 and $6,971 at December 31, 2019. For the year ended December 31, long-term debt averaged $147,374 in 2020 and $6,932 in 2019. The increase in long-term debt is primarily attributable to advances taken through the Federal Reserve Board’s PPPLF, whereby loans originated through the PPP program can be pledged as security to facilitate advancements made through the program. As December 31, 2020, we had outstanding borrowing through the program of $176,904 at a rate of 0.35%. The maturity of the PPPLF borrowings have a maturity date based on the term of the PPP loans securing the borrowing, which is 24 months, unless the PPP loans are forgiven prior to the stated maturities.
At the end of March 2020, we borrowed $20,000 of term debt from the FHLB to take advantage of reductions in general market rates. These funds were used to bolster our liquidity position and provide necessary funding for new loans. The amount of the term debt was spread over three, five and seven-year maturities. The FHLB borrowing had a weighted average rate of 0.90% and weighted average life of five years. As a FHLB member, we are required to buy a portion of stock in FHLB for each advance. The adjusted weighted average cost of the borrowing decreases to 0.57% considering the addition of the dividend rate on the FHLB stock at the time the borrowing was granted.
As a result of the merger with CBT Financial Corp. (“CBT”), the Company assumed the subordinated debentures that were recorded as of the October 1, 2017 effective date. A trust issued $5,155 of floating rate trust preferred securities in 2003 as part of a pooled offering of such securities. The interest rate prior to entering into a fixed interest rate swap in 2020 adjusted quarterly to the three-month LIBOR rate plus 2.95%. CBT issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033. In 2005 a trust formed by CBT issued $4,124 of fixed rate trust preferred securities as part of a pooled offering of such securities. CBT issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2010 at a price of 100% of face value. Interest payments on the debentures may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods. Interest on the debentures will accrue during the extension period, and all accrued principal and interest must be paid at the end of the extension period. During an extension period, the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of the Company’s capital stock.
On October 6, 2020, the Company announced the completion of its private placement of $25,000 of its 5.75% Fixed to Floating Rate Subordinated Notes to certain qualified institutional buyers and accredited institutional investors. The Notes will have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.75% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate (“SOFR”) plus 563 basis points, payable quarterly until maturity. The Company may redeem the Notes at par, in whole or in part, at its option, anytime beginning on
October 15, 2025
. The primary purpose of the offering is to enhance the safety and soundness of the Bank’s capital position given the uncertain impact of the
COVID-19
pandemic and to support growth, for general corporate purposes and to take advantage of potential strategic opportunities. Subsequent to the issuance in the fourth quarter of 2020, management determined to downstream $15,000 of the available $25,000 from the bank holding company to the Bank in the form of additional capital.

Long-term debt consisting of the following advances at December 31, 2020 and 2019 are as follows:

		Interest Rate
Loan Type	Maturity	Fixed	Adjustable	2020	2019
PPPLF	May 3, 2022	0.35%		$176,904
FHLB	March 10, 2023	0.75%		6,500
FHLB	March 10, 2025	0.88%		7,000
FHLB	March 10, 2027	1.07%		6,500
Subordinated Debt – Trust Preferred I	September 17, 2033		3.18%	4,420	$4,229
Subordinated Debt – Trust Preferred II	September 15, 2035		1.76%	2,913	2,742
Subordinated Debt	October 15, 2030	5.75%		24,528

				$228,765	$6,971

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2020 are as follows:

2021
2022	$176,904
2023	6,500
2024
2025	7,000
Thereafter	38,361

$228,765

14. Derivative Instruments and Hedging Activities:
As of and for the year ended December 31, 2020, the Company’s derivative instruments and hedging activities consisted entirely of interest rate swap hedges on its holdings of trust preferred securities. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. The Company entered into interest rate swaps having a notional amount of $9,279 and a
10-year
weighted average rate of 2.99% in June 2020. The interest rate swap had a weighted average remaining maturity of 9.5 years and estimated fair value of $172 at December 31, 2020. The swap was determined to be effective at December 31, 2020. The Company expects the hedge to remain effective during the remaining term of the swap. The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges was reported in other comprehensive income.
15. Fair value of financial instruments:
Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 are summarized as follows:

	Fair Value Measurement Using
December 31, 2020	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$22,574		$22,574
Tax-exempt	18,395		18,395
Mortgage-backed securities:
U.S. Government agencies	26,991		26,991
U.S. Government-sponsored enterprises	25,052		25,052
Corporate debt obligations	10,683		10,683

Total	$103,695		$103,695

	Fair Value Measurement Using
December 31, 2019	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$24,824		$24,824
Tax-exempt	4,333		4,333
Mortgage-backed securities:
U.S. Government agencies	36,134		36,134
U.S. Government-sponsored enterprises	22,645		22,645
Corporate debt obligations	3,311		3,311

Total	$91,247		$91,247

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2020 and 2019 are summarized as follows:

	Fair Value Measurement Using
December 31, 2020	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$422			$422

Total	$422			$422

	Fair Value Measurement Using
December 31, 2019	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$82			$82
Impaired loans, net of related allowance	973			973

Total	$1,055			$1,055

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Other real estate owned	$422	Appraisal of collateral	Appraisal adjustments	20.0% to 14.0% (8.4%)
			Liquidation expenses	10.0% to 10.0% (10.0%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$82	Appraisal of collateral	Appraisal adjustments	42.0% to 60.0% (52.0%)
			Liquidation expenses	10.0% to 10.0% (10.0%)
Impaired loans	$973	Appraisal of collateral	Appraisal adjustments	10.0% to 50.0% (22.0%)
			Liquidation expenses	9.5% to 12.3% (8.8%)
Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 Inputs which are not identifiable
.

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
The carrying and fair values of the Company’s financial instruments at December 31, 2020 and 2019 and their placement within the fair value hierarchy are as follows:

		Fair Value Hierarchy
December 31, 2020	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$49,781	$49,781	$49,781
Investment securities available-for-sale	103,695	103,695		$103,695
Loans held for sale	4,338	4,338		4,338
Net loans (1)	1,127,039	1,116,618			$1,116,618
Accrued interest receivable	4,216	4,216		578	3,638
Restricted equity securities	1,759	1,759
Financial liabilities:
Deposits	$1,015,460	$1,018,529		$1,018,529
Long-term borrowings	228,765	231,748		231,748
Accrued interest payable	1,038	1,038		1,038
Interest rate swap hedges	172	172		172

		Fair Value Hierarchy
December 31, 2019	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$50,348	$50,348	$50,348
Investment securities available-for-sale	91,247	91,247		$91,247
Loans held for sale	81	81		81
Net loans (1)	844,593	836,074			$836,074
Accrued interest receivable	2,414	2,414		461	1,953
Restricted equity securities	990	990
Financial liabilities:
Deposits	$940,480	$940,546		$940,546
Long-term borrowings	6,971	6,971		6,971
Accrued interest payable	435	435		435

1)
The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU
No. 2016-01
where the fair value of loans as of December 31, 2020 and December 31, 2019 was measured using an exit price notion

16. Revenue recognition:
ASU
No. 2014-09
“Revenue from Contracts with Customers (Topic 606)” does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and other fees. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope
of Topic 606 are discussed below.

Service Charges, Fees and Commissions
Service charges on deposit accounts consist of monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized
, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
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
ATM, or a
non-Company
cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month
.
Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisor fees from wealth management products, safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees or trailers from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from wealth management products is earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.
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
and
out-of-scope
of Topic 606, for the years ended December 31, 2020 and 2019.

Year Ended December 31	2020	2019
Noninterest Income:

In-scope of Topic 606:
Service charges, fees and commissions	$4,133	$5,186
Trust and asset management	1,837	2,020

Noninterest income (in-scope of Topic 606)	5,970	7,206
Noninterest income (out-of-scope of Topic 606)	2,803	1,308

Total noninterest income	$8,773	$8,514

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration, resulting in a contract receivable, or before payment is due, resulting in a contract asset. A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end
revenue accruals such as asset management fees based on
month-end
market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and 2019, the Company did not have any significant contract balances.
17. Employee Benefit Plans:
Defined Contribution Plan:
The Bank maintains a contributory 401(k) retirement plan for all eligible employees. Currently, the Bank’s policy is to match 100% of the employee’s voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation. Additionally, the Bank may make discretionary contributions to the plan after considering current profits and business conditions. The amount charged to expense in 2020 and 2019 totaled $523 and $505, respectively. Of these amounts, no discretionary contributions were made in 2020 and 2019.
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
Expenses recorded under the terms of this agreement were $75 for each of the years ended December 31, 2020 and 2019, respectively.
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
The Bank maintains a “Director Deferred Fee Agreement” (“DDFA”) which allows electing directors to defer payment of their directors’ fees until a future date. In addition, the Bank maintains an “Executive Deferred Compensation Agreement” (“EDCA”) with eight of its current and former executives. This agreement allows the executives of the Bank to defer payment of their base salary, bonus and performance-based compensation until a future date. For both types of deferred fee agreements during the deferral period, the estimated present value of the future benefits is accrued over the effective dates of the agreements using an interest factor that is evaluated and approved by the compensation committee of the Board of Directors on an annual basis. The agreements are unfunded, with benefits to be paid from the Bank’s general assets.
The accrued benefit obligations for all the plans total $4,582 at December 31, 2020 and $4,862 at December 31, 2019 and are included in other liabilities. Expenses relating to these plans totaled $242 and $643 in the years ended December 31, 2020 and 2019, respectively.
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

The vestin
g
schedule for all option grants is a seven-year cliff, which means that the options are 100% vested in the seventh year following the grant date while the expiration date of all options is ten years following the grant date. The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term. All stock options, except for 1,500 stock options granted during 2018, were fully vested and exercisable at December 31, 2020.
The following table summarizes the stock option activity for the years ended December 31, 2020 and 2019:

	2020		2019
	Option Grants	Weighted Average Exercise Price	Option Grants	Weighted Average Exercise Price

Outstanding – January 1 ,	172,964	$10.66	263,480	$10.62
Granted
Forfeited			(6,150)	12.98
Expired			(34,250)	10.60
Exercised			(50,116)	10.22

Outstanding – December 3 1,	172,964	$10.66	172,964	$10.66

Options vested and exercisable at year-end	171,464		171,464
Range of exercise price	$9.75 - $13.05		$9.75 - $13.05
Remaining contractual life	3.42 years		4.42 years
There were no stock options granted during 2020 and 2019 since the Plan expired January 7, 2019.
During the year ended December 31, 2020, no stock options were exercised.
There was no intrinsic value associated with 172,964 options outstanding at December 31, 2020, where the market value of the stock as of the close of business at year end was $9.15 per share as compared with the option exercise price of $9.75 for 21,664 options, $10.00 for 85,600 options, $10.35 for 12,500 options, $10.60 for 16,000 options, $11.94 for 15,000 options, $12.25 for 2,500, $12.58 for 1,500 options and $13.05 for 18,200 options.
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
The Company accounts for these options in accordance with GAAP, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award. The Company policy has been to amortize compensation expense over the vesting period, or seven years. The Company recognized no compensation expense for stock options for the years ended December 31, 2020 and December 31, 2019. As of December 31, 2020, the Company had no unrecognized compensation expense associated with the stock options since all of the options granted prior to 2018 were fully vested in 2017 as a result of the change in control associated with the merger with CBT
.
2019 Equity Incentive Plan:
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

The duration of the Plan is 10 years from the approval date.
The following table summarizes the award activity for the years ended December 31, 2020 and 2019:

	2020		2019
	Restricted Stock Awards	Fair Market Value	Restricted Stock Awards	Fair Market Value

Outstanding – January 1,	14,929	$12.49	—
Granted	16,390	9.15	14,929	$12.49
Forfeited and retired	(2,512)	12.49
Awards vested at year-end	(7,828)	12.49	—

Outstanding – December 31,	20,979	$9.88	14,929	$12.49

Remaining contractual life	1.11 years		2.17 years
Restricted stock awards granted in 2020 and 2019 provide the participant with the right to vote the shares of restricted stock awarded at any time and to receive dividends once the shares are vested. The fair value of the restricted stock awards granted was the closing price of the Company’s common stock as of the date of grant. The expense associated with the grants made December 31, 2020 totaled $150 and $186 for the grants made December 31, 2019 and are respectively expensed over the vesting periods of one year for the awards granted to directors and three equal annual installments for awards granted to employees. The amount expensed for the year ended December 31, 2020 totaled $105 and no expense was recorded for the year ended December 31, 2019.
Employee Stock Purchase Plan:
The Company has an Employee Stock Purchase Plan (“ESPP”), whereby employees may purchase up to 170,000 shares of common stock of the Company, at a discount of up to a 15%. On April 15, 2015, the Company filed a Registration Statement on Form
S-8,
to register 75,000 shares of common stock that the Company may issue to the ESPP. On March 27, 2020, the Company filed a Registration Statement on Form
S-8,
to register another 95,000 shares of common stock that the Company may issue to the ESPP. Common shares acquired through the ESPP totaled 29,392 shares in 2020 and 21,733 shares in 2019.
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

The following table presents the plans’ funded status and the amounts recognized in the Company’s consolidated financial statements for 2020 and 2019. The measurement date, for purposes of these valuations, was December 31, 2020 and 2019.

	Benefit Plans
	2020	2019
Obligations and funded status:
Change in benefit obligations:
Benefit obligation beginning January 1,	$8,202	$7,669
Interest cost	256	313
Benefits paid	(547)	(548)
Actuarial (gain)/loss	709	768

Benefit obligation at end of year	8,620	8,202
Change in plan assets:
Fair value of plan assets at January 1,	8,281	6,310
Adjustment to asset value at January 1
Actual return on plan assets	1,287	1,108
Contributions	2	1,411
Benefits paid	(547)	(548)

Fair value of plan assets at end of year	9,023	8,281

Funded status included in other liabilities	$403	$79

Amounts related to the plan that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows for the years ended December 31:

	Benefit Plans
	2020	2019
Net loss	$(951)	$(1,117)
Income tax expense (benefit)	200	(235)

Net amount recognized in other comprehensive loss	$(751)	$(882)

The amount of net periodic benefit credit expected to be accreted in 2021 is $226 for the pension plans.
Net periodic pension expense and postretirement benefit cost include the following components for the years ended December 31, 2020 and 2019:

	Pension Benefits
	2020	2019
Interest cost	$254	$310
Expected return on plan assets	(521)	(410)
Amortization of net loss	118	112

Net periodic pension cost (credit)	$(149)	$12

	Postretirement Life Insurance Benefits
	2020	2019
Service credit	$(7)	$(7)
Interest cost	2	2

Net periodic postretirement benefit credit	$(5)	$(5)

The accumulated benefit obligation was $8,620 at December 31, 2020 and $8,202 at December 31, 2019 for the pension benefit and postretirement benefit plans.

	Pension Benefits
	Union		Citizens		Postretirement Life Insurance Benefits
	2020	2019	2020	2019	2020	2019
Discount rate	3.22%	4.22%	3.22%	4.22%	3.25%	4.25%
Expected long-term rate of return on plan assets	6.50%	6.75%	6.50%	6.75%
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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Life Insurance Benefits
2021	$535	$5
2022	526	5
2023	511	4
2024	508	4
2025	491	4
2026 – 2030	2,310	14

Total	$4,881	$36

The Company’s pension plan asset allocations as of the year ends, by asset category, are as follows:

	Pension Benefits
	2020	2019

Cash and cash equivalents	1.51%	1.64%
Equity	42.62	37.34
Fixed income	55.87	61.02

Total	100.00%	100.00%

The fair value of the pension plan assets at December 31, 2020 and 2019 by asset category are as follows:

	2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$136	$136
Mutual fund – equity:
Large-cap value	378	378
Large-cap core	381	381
Mid-cap core	478	478
Small-cap core	244	244
International growth	651	651
International value	311	311
Large cap growth	774	774
Small / midcap growth	247	247
Mutual funds/ETFs – fixed income:
Fixed income – core plus	1,881	1,881
Intermediate duration
Long duration – Government credit	2,487	2,487
Long U.S. Treasury – ETF	673	673
Common /collective trusts – equity:
Large cap value	382		$382

Total assets	$9,023	$8,641	$382

	2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$136	$136
Mutual fund – equity:
Large-cap value	321	321
Large-cap core	343	343
Mid-cap core	375	375
Small-cap core	152	152
International growth	427	427
International value	214	214
Large cap growth	713	713
Small / midcap growth	202	202
Mutual funds/ETFs – fixed income:
Fixed income – core plus	1,928	1,928
Intermediate duration	656	656
Long duration – Government credit	1,812	1,812
Long U.S. Treasury – ETF	657	657
Common /collective trusts – equity:
Large cap value	345		$345

Total assets	$8,281	$7,936	$345

The valuation used is based on quoted market prices provided by an independent third party.
The Company expects to contribute $5 to the CBT postretirement life insurance benefits plan for the fiscal year ending 2021.

18. Income taxes:
The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2020 and 2019 are summarized as follows:

Year Ended December 31	2020	2019
Current	$232	$(308)
Deferred	25	1,009

	$257	$701

The components of the net deferred tax asset at December 31, 2020 and 2019 are summarized as follows:

December 31	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,582	$1,535
Deferred compensation	962	1,021
Purchase accounting adjustments		64
Alternate minimum tax credit carryforwards		279
Minimum pension liability	211	247
Accrued expenses	185	405
Unrealized loss on investment securities available-for-sale
Low income housing credit carryforwards	920	1,063
Net operating loss carryforwards	666	714
Lease liabilities	488	817
Other	493	664

Total	6,507	6,809

Deferred tax liabilities:
Premises and equipment, net	507	577
Purchase accounting adjustments	56
Unrealized gain on investment securities available-for-sale	412	142
Benefit plans	311	280
Lease right of use	478	810
Cash flow hedge	36
Postretirement minimum	16	18
Other	784	710

Total	2,600	2,537

Net deferred tax asset	$3,907	$4,272

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company will continue to support the recognition of the deferred tax asset based on future growth projections.
A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the years ended December 31, 2020 and December 31, 2019 is summarized as follows:

Year Ended December 31	2020	2019
Federal income tax at statutory rate	$(4,401)	$1,047
Adjustment for non-taxable goodwill	5,025
Tax exempt interest	(245)	(248)
Bank owned life insurance income	(159)	(160)
Other, net	37	62

Total	$257	$701

20. Parent company financial statements:
Condensed Balance Sheets

December 31	2020	2019
Assets
Cash and cash equivalents	$10,503	$722
Investment in bank subsidiary	118,881	124,560
Premises, net	73	73
Other assets	641	169

	$130,098	$125,524

Liabilities and stockholders’ equity
Long-term borrowings	$31,860	$6,971
Other liabilities	806	443

Total Liabilities	32,666	7,414

Stockholders’ equity	97,432	118,110

	$130,098	$125,524

Condensed Statements of Income (Loss) and Comprehensive Income
 (Loss)

December 31	2020	2019
Income, dividends from bank subsidiary	$1,400	$3,220
Interest expense	769	514

Income before equity in undistributed net income of subsidiary	631	2,706
Undistributed net income (loss) of subsidiary	(21,827)	1,683
Noninterest expense	224	257

Net income (loss) before income taxes	(21,420)	4,132
Income tax benefit	(209)	(154)

Net income (loss)	(21,211)	4,286

Total comprehensive income (Loss)	$(19,928)	$6,557

Condensed Statements of Cash Flows

Year Ended December 31	2020	2019
Cash flows from operating activities:
Net income (loss)	$(21,211)	$4,286
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net (income) loss of subsidiary	21,827	(1,683)
Amortization of assumed discount on long-term debt	83	79
Amortization of long-term debt issuance costs	43
(Increase) decrease in accrued interest receivable and other assets	(337)	88
Increase (decrease) in accrued interest payable and other liabilities	363	60

Net cash provided by operating activities	768	2,830

Cash flows from investing activities:
Capitalization of subsidiary	(15,000)

Net cash used in investing activities	(15,000)

Cash flows from financing activities:
Proceeds from long-term debt	24,763
Proceeds from stock-based compensation	93	208
Proceeds from issuance of common stock	543	644
Dividends paid	(1,386)	(3,209)

Net cash provided by (used in) financing activities	24,013	(2,357)

Increase in cash and cash equivalents	9,781	473
Cash and cash equivalents – beginning	722	249

Cash and cash equivalents – ending	$10,503	$722

20. Regulatory matters:
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
The amount of funds available for transfer from the Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal Regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2020, the maximum amount available for transfer from the Bank to the Company in the form of loans amounted to $128,364. At December 31, 2020 and 2019, there were no loans outstanding, nor were any advances made during 2020 and 2019.
On October 6, 2020, the Company announced the completion of its private placement of $25,000 of its 5.75% Fixed to Floating Rate Subordinated Notes to certain qualified institutional buyers and accredited institutional investors. The primary purpose of the offering is to enhance the safety and soundness of the Bank’s capital position given the uncertain impact of the
COVID-19
pandemic and to support growth, for general corporate purposes and to take advantage of potential strategic opportunities. Subsequent to the issuance in the fourth quarter of 2020, management determined to downstream $15,000 of the available $25,000 from the bank holding company to the Bank in the form of additional capital.
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
The Bank was categorized as “well capitalized” under the regulatory guidance at December 31, 2020 and 2019, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the Bank must maintain certain minimum Tier I risk-based, total risk-based, Tier I Leverage and Common equity Tier I risk-based capital ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.
The Bank’s capital ratios and the minimum ratios required for capital adequacy purposes and to be considered well capitalized under the prompt corrective action provisions are summarized below for the years ended December 31, 2020 and December 31, 2019:

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2020:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets:
Riverview Bank	$126,108	14.2%	$93,462	>	10.5%	$89,011	>	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview Bank	114,967	12.9	75,659	>	8.5	71,209	>	8.0
Tier 1 capital (to average total assets):
Riverview Bank	114,967	9.8	47,102	>	4.0	58,877	>	5.0
Common equity tier 1 risk-based capital (to risk-weighted assets):
Riverview Bank	114,967	12.9	62,308	>	7.0	57,857	>	6.5

	Actual		Minimum Regulatory Capital Ratios under Basel III (with 2.5% capital conservation buffer phase-in)			Well Capitalized under Basel III
December 31, 2019:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets:
Riverview Bank	$104,010	12.4%	$88,132	>	10.5%	$83,936	>	10.0%
Tier 1 capital (to risk-weighted assets):
Riverview Bank	96,405	11.5	71,345	>	8.5	67,148	>	8.0
Tier 1 capital (to average total assets):
Riverview Bank	96,405	9.1	42,489	>	4.0	53,112	>	5.0
Common equity tier 1 risk-based capital (to risk-weighted assets):
Riverview Bank	96,405	11.5	58,755	>	7.0	54,558	>	6.5
In November 2019, the Federal Financial Institution Examination Council published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet
exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We are currently evaluating the election to use the community bank leverage ratio framework and may make such an election in the future.
21. Contingencies:
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
22. Subsequent Events:
In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from the date of the financial statements through the date these consolidated financial statements were issued and has not identified any events that require recognition or disclosure in the consolidated financial statements. On January 15, 2021, the Company announced the execution of a definitive agreement whereby AmeriServ Financial, Inc. will acquire CNB, an operating division of Riverview Bank, branch and deposit customers in Meyersdale, as well as the deposit customers of CNB’s leased branch in the Borough of Somerset. The transaction is expected to close in the second quarter of 2021, subject to regulatory approval and other customary closing conditions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Internal Controls
At December 31, 2020, the end of the period covered by this Annual Report on Form
10-K,
the President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in
Rule 13a-15(e)
under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2020, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Riverview Financial Corporation and subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year
period ended December 31, 2020, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.
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
Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting, including controls over the preparation of regulatory financial statements in accordance with FDICIA requirements under Part 363, as of December 31, 2020 using the criteria established in
Internal Control-Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.
Based on its assertion, management believes that our internal control over financial reporting was effective as of December 31, 2020.
Management’s assertion on the effectiveness of internal control over financial reporting, includes controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and financial statements for regulatory reporting purposes in accordance with FDICIA requirements under Part 363, as of December 31, 2020.

/s/ Brett D. Fulk
Brett D. Fulk
President and Chief Executive Officer
(Principal Executive Officer)
March 11, 2021

/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 11, 2021

Item 9B.	Other Information.
None.
PART III `

Item 10.	Directors, Executive Officers and Corporate Governance.
We incorporate herein by reference the information appearing under the headings “Proposal 1: Election of Directors”; “Named Executive Officers”; “Corporate Governance – Code of Ethics”; “Meetings and Committees of the Board of Directors”; and “Audit Committee” by reference to the definitive proxy statement for our 2021 annual meeting of shareholders.

Item 11.	Executive Compensation.
We incorporate herein by reference the information appearing under the headings “Executive Compensation” and “Corporate Governance – Directors’ Compensation” in the definitive proxy statement for our 2021 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We incorporate herein by reference the information appearing under the heading “Share Ownership” in the definitive proxy statement for our 2021 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
We incorporate herein by reference the information appearing under the headings “Related Party Transactions” and “Corporate Governance – Director Independence” in the definitive proxy statement for our 2021 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services.
We incorporate herein by reference the information appearing under the heading “Independent Registered Public Accounting Firm” in the definitive proxy statement for our 2021 annual meeting of shareholders.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The following consolidated financial statements of the Company are filed as part of this Form 10-K:

	(i)	Reports of Independent Registered Public Accounting Firm

	(ii)	Consolidated Balance Sheets as of December 31, 2020 and 2019

	(iii)	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020 and 2019

	(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

	(vi)	Notes to Consolidated Financial Statements
(a)(2)
Financial Statements Schedules
. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3)
Exhibits
.

Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation of Riverview Financial Corporation (Incorporated by reference to Exhibit 3.1(i) of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 23, 2018.)

3.1(ii)	Amended and Restated Bylaws of Riverview Financial Corporation (Incorporated by reference to Exhibit 3.1 of Riverview’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2019.)

4.1	Form of Common Stock Certificate of Riverview Financial Corporation (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Riverview’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 20, 2015.)

4.2	Description of Riverview Financial Corporation’s Securities (Incorporated by reference to Exhibit 4.2 of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020.)

Executive Compensation

10.1*	Amended and Restated Executive Employment Agreement of Kirk D. Fox (Incorporated by reference to Exhibit 10.2 of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 10, 2009.)

10.2*	Second Amended and Restated Executive Employment Agreement of Kirk D. Fox, dated November 16, 2011 (Incorporated by reference to Exhibit 10.18 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 filed on April 29, 2013.)

10.3	First Amendment to Second Amended and Restated Executive Employment Agreement of Kirk D. Fox adopted January 14, 2014 (Incorporated by reference to Exhibit 10.3 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.4*	Noncompetition Agreement of Kirk D. Fox, dated November 16, 2011 (Incorporated by reference to Exhibit 10.20 of Riverview’s Amendment No. 2 to Registration Statement on Form S-4 filed on April 29, 2013.)

10.5	Separation Agreement and Release for Kirk D. Fox, dated January 2, 2019 (Incorporated by reference to Exhibit 10.1 of Riverview’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 2, 2019.)

10.6**	Supplemental Executive Retirement Agreement Plan for Kirk D. Fox, dated March 29, 2007 (Incorporated by reference to Exhibit 10.2 of First Perry Bancorp’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 20, 2008.)

10.7	Amendment to Supplemental Executive Retirement Plan Agreement of Kirk D. Fox, dated June 18, 2008 (Incorporated by reference to Exhibit 10.6 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.8*	Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox, dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009 (Incorporated by reference to Exhibit 10.11 of Riverview’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2009.)

10.9*	Riverview National Bank Executive Deferred Compensation Agreement for Kirk D. Fox, dated June 30, 2010 (Incorporated by reference to Exhibit 99.1 on Riverview’s Current Report on Form 8-K filed July 1, 2010.)

10.10*	First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox (Incorporated by reference to
Exhibit 10.13 of Riverview’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.11*	Second Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk Fox, entered into January 4, 2013 (Incorporated by reference to Exhibit 10.24 on Riverview’s Registration Statement on Form S-4 filed on April 29, 2013.)

10.12	Amended and Restated Executive Deferred Compensation Agreement of Kirk D. Fox, adopted January 14, 2014 (Incorporated by reference to Exhibit 10.11 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.13	Executive Deferred Compensation Agreement #2 of Kirk D. Fox adopted December 24, 2015 (Incorporated by reference to Exhibit 10.12 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

Exhibit No.	Description

10.14	Third Amendment to the Riverview National Bank Executive Deferred Compensation Agreement dated June 30, 2010 for Kirk D. Fox, entered into December 24, 2015 (Incorporated by reference to Exhibit 10.13 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.15*	Executive Employment Agreement of Brett D. Fulk, dated January 4, 2012 (Incorporated by reference to Exhibit 10.22 of Riverview’s Registration Statement on Form S-4 filed on April 29, 2013.)

10.16	First Amendment to Executive Employment Agreement of Brett D. Fulk adopted January 9, 2014 (Incorporated by reference to Exhibit 10.15 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.17*	Supplemental Executive Retirement Plan Agreement for Brett Fulk, dated January 6, 2012 (Incorporated by reference to Exhibit 10.23 of Riverview’s Registration Statement on Form S-4 filed on April 29, 2013.)

10.18	Deferred Compensation Agreement of Brett Fulk, dated December 23, 2013 (Incorporated by reference to Exhibit 10.31 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.19	Employment Agreement of Scott A. Seasock (Incorporated by reference to Exhibit 10.1 of Riverview’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

10.20*	Employment Agreement of Theresa M. Wasko (Incorporated by reference to Exhibit 10.3 of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.21	Amendment to Employment Agreement of Theresa M. Wasko (Incorporated by reference to Exhibit 10.2 of Riverview’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2016.)

10.22	Amended and Restated Deferred Compensation Agreement of Robert Garst, dated June 22, 2015 (Incorporated by reference to Exhibit 10.23 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.23	Supplemental Executive Retirement Plan Agreement for Kirk D. Fox, dated October 25, 2017 (Incorporated by reference to Exhibit 99.1 of Riverview’s Current Report on Form 8-K filed October 30, 2017.)

10.24	Supplemental Executive Retirement Plan Agreement for Brett D. Fulk, dated October 25, 2017 (Incorporated by reference to Exhibit 99.1 of Riverview’s Current report on Form 8-K filed October 30, 2017.)

Director Compensation

10.25*	Director Deferred Fee Agreement for Kirk D. Fox, effective December 31, 2008 (Incorporated by reference to Exhibit 10.7 to Riverview’s Annual Report on Form 10K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.26*	First Amendment to the Director Deferred Compensation Agreement of Kirk Fox (Incorporated by reference to
Exhibit 10.15 of Riverview’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.27*	Director Emeritus Agreements, effective November 2, 2011, of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, David W. Hoover, Joseph D. Kerwin and David A. Troutman (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.28*	Director Emeritus Agreements, effective November 2, 2011, of Directors R. Keith Hite and John M. Schrantz (Incorporated by reference to Exhibit 99.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

10.29	Director Deferred Fee Agreement of William Yaag, dated December 26, 2013 (Incorporated by reference to
Exhibit 10.32 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

Plan Documents

10.30*	2009 Stock Option Plan (Incorporated by reference to Exhibit 10.8 of Riverview’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

1 0.31	Riverview Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.33 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014.)

10.32	Riverview Financial Corporation Equity and Cash Incentive Compensation Plan, dated February 22, 2018 (Incorporated by reference to Exhibit 10.35 of Riverview’s Form 10-K as filed with the Securities and Exchange Commission on March 14, 2019.)

10.33	Riverview Financial Corporation 2019 Equity Incentive Plan (Incorporated by reference to Exhibit A to Riverview’s Proxy Statement for the Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on April 23, 2019.)

1 0.34	Riverview Financial Corporation Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 of Riverview’s Form 8-K as filed with the Securities and Exchange Commission on June 18, 2019.)

Other Material Contracts

10.35	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.2 of Riverview’s Current Report on Form 8-K filed January 18, 2017.)

10.36	Kirk Fox Waiver (Incorporated by reference to Exhibit 10.34 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

10.37	Brett Fulk Waiver (Incorporated by reference to Exhibit 10.35 of Riverview’s Registration Statement on Form S-4 filed on June 29, 2017.)

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm – Crowe LLP.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) furnished herewith.

*	Filed by Riverview Financial’s predecessor, CIK# 0001452899.
**	Filed by Riverview Financial’s predecessor, CIK# 0001445059.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Riverview Financial Corporation

By:	/s/ Brett D. Fulk
Brett D. Fulk
President and Chief Executive Officer
(Principal Executive Officer)
March 11, 2021

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 11, 2021
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

Name	Title	Date

/s/ John G. Soult, Jr.	Director and Chairman of the Board	March 11, 2021
John G. Soult, Jr.

/s/ David W. Hoover	Director and Vice-Chairman of the Board	March 11, 2021
David W. Hoover

/s/ Brett D. Fulk	Director, Chief Executive Officer and President (Principal Executive Officer)	March 11, 2021
Brett D. Fulk

/s/ Scott A. Seasock	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2021
Scott A. Seasock

/s/ Paula M. Cherry	Director	March 11, 2021
Paula M. Cherry

/s/ Albert J. Evans	Director	March 11, 2021
Albert J. Evans

/s/ Maureen M. Gathagan	Director	March 11, 2021
Maureen M. Gathagan

Name	Title	Date

/s/ Howard R. Greenawalt	Director	March 11, 2021
Howard R. Greenawalt

/s/ Joseph D. Kerwin	Director	March 11, 2021
Joseph D. Kerwin

/s/ Kevin D. McMillen	Director	March 11, 2021
Kevin D. McMillen

/s/ Timothy E. Resh	Director	March 11, 2021
Timothy E. Resh

/s/ Marlene K. Sample	Director	March 11, 2021
Marlene K. Sample