Form 10-Q
period 2021-03-31
Riverview Financial Corp
filed 2021-05-06
CIK 1590799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2021
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

☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,350,961 at April 29, 2021.

RIVERVIEW FINANCIAL CORPORATION
FORM
10-Q
For the Quarter Ended March 31, 2021

Riverview Financial Corporation
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$9,496	$13,511
Interest-bearing deposits in other banks	53,668	36,270
Investment securities available-for-sale	155,863	103,695
Loans held for sale	2,502	4,338
Loans, net	1,091,824	1,139,239
Less: allowance for loan losses	12,140	12,200

Net loans	1,079,684	1,127,039
Premises and equipment, net	17,991	18,147
Accrued interest receivable	4,189	4,216
Intangible assets	1,786	1,918
Other assets	49,661	48,420

Total assets	$1,374,840	$1,357,554

Liabilities:
Deposits:
Noninterest-bearing	$197,360	$173,600
Interest-bearing	883,568	841,860

Total deposits	1,080,928	1,015,460
Short-term borrowings
Long-term debt	180,644	228,765
Accrued interest payable	1,347	1,038
Other liabilities	13,298	14,859

Total liabilities	1,276,217	1,260,122

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; March 31, 2021, issued and outstanding 9,348,831 shares; December 31, 2020, issued and outstanding 9,306,442 shares	102,861	102,662
Capital surplus	292	292
Retained earnings (accumulated deficit)	(3,397)	(6,457)
Accumulated other comprehensive income (loss)	(1,133)	935

Total stockholders’ equity	98,623	97,432

Total liabilities and stockholders’ equity	$1,374,840	$1,357,554

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

For the three months ended March 31,	2021	2020
Interest income:
Interest and fees on loans:
Taxable	$10,348	$9,782
Tax-exempt	176	245
Interest on investment securities available-for-sale:
Taxable	494	535
Tax-exempt	152	37
Interest on interest-bearing deposits in other banks	9	89

Total interest income	11,179	10,688

Interest expense:
Interest on deposits	923	1,789
Interest on short-term borrowings		5
Interest on long-term debt	646	123

Total interest expense	1,569	1,917

Net interest income	9,610	8,771
Provision for loan losses		1,800

Net interest income after provision for loan losses	9,610	6,971

Noninterest income:
Service charges, fees and commissions	1,474	1,381
Commission and fees on fiduciary activities	260	213
Wealth management income	214	220
Mortgage banking income	151	108
Bank owned life insurance investment income	178	193
Net gain (loss) on sale of investment securities available-for-sale	246	815

Total noninterest income	2,523	2,930

Noninterest expense:
Salaries and employee benefits expense	4,467	5,056
Net occupancy and equipment expense	1,190	1,180
Amortization of intangible assets	132	170
Net cost (benefit) of operation of other real estate owned	(29)	(11)
Other expenses	2,627	2,817

Total noninterest expense	8,387	9,212

Income before income taxes	3,746	689
Income tax expense	686	56

Net income	3,060	633

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	$(3,029)	$1,053
Reclassification adjustment for net gain on sale of investment securities available-for-sale included in net income	(246)	(815)
Change in cash flow hedge	657
Income tax expense (benefit) related to other comprehensive income	(550)	50

Other comprehensive income (loss), net of income taxes	(2,068)	188

Comprehensive income	$992	$821

Per share data:
Net income:
Basic	$0.33	$0.07
Diluted	$0.33	$0.07
Average common shares outstanding:
Basic	9,341,291	9,223,445
Diluted	9,341,533	9,233,060
Dividends declared	$0.00	$0.08
See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2021	$102,662	$292	$(6,457)	$935	$97,432
Net income			3,060		3,060
Other comprehensive income, net of income taxes				(2,068)	(2,068)
Issuance under ESPP, 401k and Dividend Reinvestment plans	134				134
Stock based compensation	65				65
Dividends declared, $0.00 per share

Balance, March 31, 2021	$102,861	$292	$(3,397)	$(1,133)	$98,623

Balance, January 1, 2020 shares	$102,206	$112	$16,140	$(348)	$118,110
Net income			633		633
Other comprehensive income, net of income taxes				188	188
Issuance under ESPP, 401k and Dividend Reinvestment plans	180				180
Stock based compensation		22			22
Dividends declared, $0.08 per share			(692)		(692)

Balance, March 31, 2020	$102,386	$134	$16,081	$(160)	$118,441

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2021		2020
Cash flows from operating activities:
Net income		$3,060	$633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment		340	320
Provision for loan losses			1,800
Stock based compensation		65	22
Net amortization of investment securities available-for-sale		411	169
Net cost (benefit) of operation of other real estate owned		(29)	(11)
Net gain on sale of investment securities available-for-sale		(246)	(815)
Accretion of purchase adjustment on loans		(22)	(132)
Amortization of intangible assets		132	170
Amortization of assumed discount on long-term debt		22	21
Amortization of long-term debt issuance costs		25
Deferred income taxes		391	53
Proceeds from sale of loans originated for sale		5,928	2,791
Net gain on sale of loans originated for sale		(151)	(108)
Loans originated for sale		(3,941)	(2,874)
Bank owned life insurance investment income		(178)	(193)
Net change in:
Accrued interest receivable		27	(175)
Other assets		(435)	(2)
Accrued interest payable		309	(11)
Other liabilities		(1,561)	(1,275)

Net cash provided operating activities		4,147	383

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases		(68,371)	(7,317)
Proceeds from repayments		2,865	3,878
Proceeds from sales		9,898	27,168
Proceeds from the sale of other real estate owned		232	68
Net (increase) decrease in restricted equity securities		(15)	(867)
Net (increase) decrease in loans		47,377	(36,594)
Purchases of premises and equipment		(184)	(1,343)

Net cash used in investing activities		(8,198)	(15,007)

Cash flows from financing activities:
Net increase in deposits		65,468	18,023
Repayment of long-term debt		(48,168)
Proceeds from long-term debt			20,000
Issuance under ESPP, 401k and DRP plans		134	180
Cash dividends paid			(692)

Net cash provided by financing activities		17,434	37,511

Net increase in cash and cash equivalents		13,383	22,887
Cash and cash equivalents—beginning		49,781	50,348

Cash and cash equivalents—ending		$63,164	$73,235

Supplemental disclosures:
Cash paid during the period for:
Interest		$1,260	$1,928

Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	$		$321

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
Riverview Bank, with 25
 full-service offices and
three (3)
limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities, and small-to-medium sized businesses in the Pennsylvania market areas of Berks, Blair, Bucks, Centre, Clearfield, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Perry, Schuylkill, and Somerset Counties. The Wealth and Trust Management divisions of the Bank provide trust and investment advisory services to the general public and businesses.
Basis of presentation:
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to
Form 10-Q
and Article 8 of
Regulation S-X.
In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on
Form 10-K,
filed on March 11, 2021.
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
The operating results and financial position of the Company for the three months ended as of March 31, 2021, are not necessarily indicative of the results of operations and financial position that may be expected in the future. This is especially true given the outbreak of the Coronavirus
(“COVID-19”)
pandemic which may adversely affect the Company’s business results of operations and financial condition for an indefinite period.
The impact of the pandemic on Riverview’s financial results is evolving and uncertain. Net interest income and non-interest
income may decrease, and credit-related losses may increase in the future if economic activity slows due to
COVID-19.
We believe that we may experience a material adverse effect on our business, results of operations and financial condition as a result of the
COVID-19
pandemic for an indefinite period. Material adverse impacts may include all or a combination of valuation impairments on Riverview’s intangible assets, investments, loans, or deferred taxes.
Accounting Standards Adopted in 2021
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
Recent Accounting Standards
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU No.
2016-13 requires
an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in earlier recognition of credit losses. ASU
No. 2016-13
also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale
debt securities. In November 2018, the FASB issued ASU No.
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
No. 2019-11,
“Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, which provides specific improvements and clarifications to the guidance in Topic 326. Addresses expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, financial assets secured by collateral maintenance provisions, and conforming cross-references to Subtopic
805-20.
In December 2018, the federal bank regulatory agencies approved a final rule that modifies their regulatory capital rules and provides institutions the option to phase in over a three-year period any day-one
regulatory capital effects of the new accounting standard. The Company has formed an internal management committee and engaged a third-party vendor to assist with the transition to the guidance set forth in this update. The committee is currently evaluating the impact of this update on the Company’s Consolidated Financial Statements, but the allowance for credit losses (“ACL”) is expected to increase upon adoption since the allowance will be required to cover the full expected life of the portfolio. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the loan and lease portfolio at the time of adoption. Management is currently evaluating the preliminary modeling results, including a qualitative framework to account for the drivers of credit losses that are not captured by the quantitative model. In October 2019, the FASB affirmed its previously proposed amendment to delay the effective date for small reporting public companies to interim and annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company currently expects as of January 1, 2023 to recognize a one-time
cumulative effect adjustment to increase the ACL with an offsetting reduction to the retained earnings component of equity.
In March 2020, the FASB issued ASU
No. 2020-04,
“Reference Rate Reform (Topic 848)”. In response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this Update provide optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU
2020-04
provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered “minor” so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU
2020-04
also provides numerous optional expedients for derivative accounting. ASU
2020-04
is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU
2020-04
for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. In

January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of the guidance is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.
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
The components of accumulated other comprehensive income (loss) included in stockholders’ equity at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Net unrealized gain (loss) on investment securities available-for-sale	$(1,313)	$1,962
Income tax expense (benefit)	(276)	412

Net of income taxes	(1,037)	1,550

Benefit plan adjustments	(951)	(951)
Income tax expense (benefit)	(200)	(200)

Net of income taxes	(751)	(751)

Derivative fair value adjustment	829	172
Income tax expense (benefit)	174	36

Net of income taxes	655	136

Accumulated other comprehensive income (loss)	$(1,133)	$935

Other comprehensive income (loss) and related tax effects for the three months ended March 31, 2021 and 2020 is as follows:

Three months ended March 31,	2021	2020

Unrealized gain (loss) on investment securities available-for-sale	$(3,029)	$1,053
Net (gain) loss on the sale of investment securities available-for-sale (1)	(246)	(815)
Net change in cash flow hedge	657

Other comprehensive income (loss) before taxes	(2,618)	238
Income tax expense (benefit)	(550)	50

Other comprehensive income (loss)	$(2,068)	$188

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
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

The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2021 and 2020:

Three months ended March 31,	2021	2020
Numerator:
Net income	$3,060	$633

Denominator:
Basic	9,341,291	9,223,445
Dilutive options	242	9,615

Diluted	9,341,533	9,233,060

Earnings per share:
Basic	$0.33	$0.07
Diluted	$0.33	$0.07
For the three months ended March 31, 2021 there were 151,300 outstanding stock options that were excluded from the dilutive earnings per share calculation because their effect was antidilutive. For the three months ended March 31, 2020, there were 37,200 outstanding stock options that were excluded from the dilutive earnings per share calculation because their effect was antidilutive.
4. Investment securities:
The amortized cost and fair value of investment securities
available-for-sale
aggregated by investment category at March 31, 2021 and December 31, 2020 are summarized as follows:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,396		$418	$18,978
State and municipals:
Taxable	23,779	$238	959	23,058
Tax-exempt	44,599	84	1,131	43,552
Mortgage-backed securities:
U.S. Government agencies	35,693	929	237	36,385
U.S. Government-sponsored enterprises	20,459	280	42	20,697
Corporate debt obligations	13,250	29	86	13,193

Total	$157,176	$1,560	$2,873	$155,863

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$22,317	$400	$143	$22,574
Tax-exempt	17,988	423	16	18,395
Mortgage-backed securities:
U.S. Government agencies	26,051	940		26,991
U.S. Government-sponsored enterprises	24,627	442	17	25,052
Corporate debt obligations	10,750	56	123	10,683

Total	$101,733	$2,261	$299	$103,695

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale
at March 31, 2021, is summarized as follows:

March 31, 2021	Fair Value
Within one year	$56
After one but within five years	933
After five but within ten years	40,219
After ten years	57,573

98,781
Mortgage-backed securities	57,082

Total	$155,863

Securities with a fair value of $99,013 and $71,676 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits as required or permitted by law.
Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case
basis. At March 31, 2021 and December 31, 2020, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.
The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$18,978	$418			$18,978	$418
State and municipals:
Taxable	16,261	959			16,261	959
Tax-exempt	39,131	1,131			39,131	1,131
Mortgage-backed securities:
U.S. Government agencies	10,182	237			10,182	237
U.S. Government-sponsored enterprises	5,758	42			5,758	42
Corporate debt obligations	6,664	86			6,664	86

Total	$96,974	$2,873			$96,974	$2,873

	Less Than 12 Months		12 Months or More				Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	$11,586	$143	$		$		$11,586	$143
Tax-exempt	1,737	16					1,737	16
Mortgage-backed securities:
U.S. Government agencies	5,960	17					5.960	17
U.S. Government-sponsored enterprises
Corporate debt obligations				3,378		123	3,378	123

Total	$19,283	$176		$3,378		$123	$22,661	$299

The Company had 66 investment securities, consisting of three U.S. Treasury securities, 15 taxable state and municipal obligations, 38 tax-exempt
state and municipal obligations, two U.S. Government agencies, four U.S. Government-sponsored enterprises and four corporate debt obligation that were in unrealized loss positions at March 31, 2021. Of these securities, none of the securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, resulting from changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2021. There was no OTTI recognized for the three months ended March 31, 2021 and 2020.
The Company had 16 investment securities, consisting of nine taxable state municipal obligations, three tax-exempt
state municipal obligations, three mortgage-backed securities and one corporate obligation that were in unrealized loss positions at December 31, 2020. Of these securities, one corporate obligation was in a continuous unrealized loss position for twelve months or more.
5. Loans, net
,
and allowance for loan losses:
The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2021 and December 31, 2020 are summarized as follows. Net deferred loan costs were
 $649 at March 31, 2021 and net deferred loan costs were $701 at December 31, 2020.

	March 31, 2021	December 31, 2020
Commercial	$327,191	$359,080
Real estate:
Construction	78,277	73,402
Commercial	489,652	502,495
Residential	190,857	197,596
Consumer	5,847	6,666

Total	$1,091,824	$1,139,239

The Company participated in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program (“PPP”), a multi-billion dollar specialized low-interest
loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. As of March 31, 2021, the Company had PPP loans totaling $214,365, net of unearned loan fees of $4,974, included in commercial loans.
PPP loans totaled $251,810, net of unearned fees of $5,075 as of December 31, 2020. The Company is utilizing the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to meet the funding needs of its borrowers of PPP loans.
The change in the allowance for loan losses account by major loan classifications for the three months ended March 31, 2021 and 2020 is summarized as follows:

		Real Estate
March 31, 2021	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2021	$1,705	$1,117	$6,494	$2,427	$142	$315	$12,200
Charge-offs	(9)	(37)			(48)		(94)
Recoveries			1	2	31		34
Provisions	(303)	54	298	(193)	2	$142

Ending balance	$1,393	$1,134	$6,793	$2,236	$127	$457	$12,140

		Real Estate
March 31, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2020	$1,953	$473	$3,115	$1,820	$155		$7,516
Charge-offs	(899)		(95)		(130)		(1,124)
Recoveries	2		1		56		59
Provisions	615	222	896	(107)	71	$103	1,800

Ending balance	$1,671	$695	$3,917	$1,713	$152	$103	$8,251

The allocation of the allowance for loan losses and related loans by classifications of loans at March 31, 2021 and December 31, 2020 is summarized as follows:

			Real Estate
March 31, 2021	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,393		$1,134		$6,793		$2,236		$127		$457		$12,140

Ending balance:
individually evaluated for impairment						724								724

Ending balance:
collectively evaluated for impairment		1,393		1,134		6,069		2,236		127		457		11,416

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$327,191		$78,277		$489,652		$190,857		$5,847	$			$1,091,824

Ending balance:
individually evaluated for impairment		1,677		970		6,546		2,386						11,579

Ending balance:
collectively evaluated for impairment		325,514		77,307		482,768		188,317		5,847				1,079,753

Ending balance:
purchased credit impaired loans	$		$			$338		$154	$		$			$492

			Real Estate
December 31, 2020	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,705		$1,117		$6,494		$2,427		$142		$315		$12,200

Ending balance:
individually evaluated for impairment

Ending balance:
collectively evaluated for impairment		1,705		1,117		6,494		2,427		142		315		12,200

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$359,080		$73,402		$502,495		$197,596		$6,666	$			$1,139,239

Ending balance:
individually evaluated for impairment		1,565				6,444		2,494						10,503

Ending balance:
collectively evaluated for impairment		357,515		73,402		495,674		194,939		6,666				1,128,196

Ending balance:
purchased credit impaired loans	$		$			$377		$163	$		$			$540

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

The following tables present the major classifications of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2021 and December 31, 2020:

March 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$322,223	$2,957	$2,011	$	$327,191
Real estate:
Construction	68,818	129	9,330		78,277
Commercial	435,173	26,608	27,871		489,652
Residential	185,630	1,136	4,091		190,857
Consumer	5,847				5,847

Total	$1,017,691	$30,830	$43,303	$	$1,091,824

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$353,758	$3,147	$2,175	$	$359,080
Real estate:
Construction	63,838	1,817	7,747		73,402
Commercial	451,190	29,180	22,125		502,495
Residential	191,775	2,670	3,151		197,596
Consumer	6,666				6,666

Total	$1,067,227	$36,814	$35,198	$	$1,139,239

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2021 and December 31, 2020. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$34	$21	$		$55	$326,325	$811	$327,191
Real estate:
Construction	34				34	77,272	971	78,277
Commercial	252				252	489,033	29	489,314
Residential	881	21		161	1,063	188,623	1,017	190,703
Consumer	14	6		4	24	5,823		5,847

Total	$1,215	$48		$165	$1,428	$1,087,076	$2,828	$1,091,332

Purchased credit impaired loans								492

Total Loans								$1,091,824

	Accrual Loans
December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$64	$1	$		$65	$358,496	$519	$359,080
Real estate:
Construction						73,402		73,402
Commercial	1,238	4,063			5,301	496,785	32	502,118
Residential	2,125	2,993		146	5,264	191,299	870	197,433
Consumer	22	20		10	52	6,614		6,666

Total	$3,449	$7,077		$156	$10,682	$1,126,596	$1,421	$1,138,699

Purchased credit impaired loans								540

Total Loans								$1,139,239

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2021 and 2020, and as of and for the year ended, December 31, 2020, by major loan classification:

				This Quarter
March 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,677	$1,787		$1,621	$41
Real estate:
Construction	970	970		485
Commercial	914	914		3,868	34
Residential	2,540	2,670		2,599	33
Consumer

Total	6,101	6,341		8,573	108

With an allowance recorded:
Commercial
Real estate:
Construction
Commercial	5,970	5,970	$724	2,985	48
Residential
Consumer

Total	5,970	5,970	724	2,985	48

Commercial	1,677	1,787		1,621	41
Real estate:
Construction	970	970		485
Commercial	6,884	6,884	724	6,853	82
Residential	2,540	2,670		2,599	33
Consumer

Total	$12,071	$12,311	$724	$11,558	$156

	Recorded Investment	Unpaid Principal Balance	Related Allowance	For the Year Ended
December 31, 2020				Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial	$1,565	$1,675		$1,356	$416
Real estate:
Construction
Commercial	6,821	6,821		4,392	311
Residential	2,657	2,787		2,493	146
Consumer

Total	11,043	11,283		8,241	873

With an allowance recorded:
Commercial				561
Real estate:
Construction
Commercial				391	65
Residential
Consumer

Total				952	65

Commercial	1,565	1,675		1,917	416
Real estate:
Construction
Commercial	6,821	6,821		4,783	376
Residential	2,657	2,787		2,493	146
Consumer

Total	$11,043	$11,283		$9,193	$938

March 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	This Quarter
				Average Recorded Investment	Interest Income Recognized
With no related allowance:

Commercial	$1,098	$1,208		$873	$68
Real estate:
Construction
Commercial	2,550	2,550		2,837	47
Residential	2,292	2,422		2,345	25
Consumer

Total	5,940	6,180		6,055	140

With an allowance recorded:
Commercial	121	121	$29	653
Real estate:
Construction
Commercial	367	367	87	513	4
Residential				45
Consumer

Total	488	488	116	1,211	4

Commercial	1,219	1,329	29	1,526	68
Real estate:
Construction
Commercial	2,917	2,917	87	3,350	51
Residential	2,292	2,422		2,390	25
Consumer

Total	$6,428	$6,668	$116	$7,266	$144

For the three months ended March 31, interest income related to impaired loans, would have been $28 in 2021 and $21 in 2020 had the loans been current and the terms of the loans not been modified.
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
Included in the commercial loan and commercial and residential real estate categories are troubled debt restructures that are classified as impaired. Troubled debt restructures totaled $9,960 at March 31, 2021, $9,985 at December 31, 2020 and $2,680 at March 31, 2020.
There were no loans modified as troubled debt restructures during the three
months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021, there were
no
defaults on restructured loans. During the three months ended March 31, 2020, there was one
default for a commercial real estate loan totaling $368 on loans restructured.
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

Distribution of
off-balance
sheet commitments

	March 31, 2021	December 31, 2020
Unused portion of lines of credit	$100,153	$92,848
Construction loans	14,906	24,751
Commitments to extend credit	5,740	10,275
Deposit overdraft protection	17,909	18,117
Standby and performance letters of credit	7,313	6,577

Total	$146,021	$152,568

The Company’s exposure to credit loss in the event of nonperformance by the other party to the off-balance sheet financial instruments is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to
$
93
at March 31, 2021 and December 31, 2020, respectively. We do not anticipate that losses, if any, that may occur as a result of funding off-balance
sheet commitments, would have a material adverse effect on our operating results or financial position.
6. Other assets:
The components of other assets at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020

Other real estate owned	$219	$422
Bank owned life insurance	31,603	31,425
Restricted equity securities	1,774	1,759
Deferred tax assets	4,066	3,907
Lease right-of-use assets	2,133	2,278
Other assets	9,866	8,629

Total	$49,661	$48,420

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
The following methods and assumptions were used by the Company to calculate fair values and related carrying amounts of assets and liabilities measured at fair value on a recurring basis:
Investment securities:
The fair values for U. S. Treasury securities and marketable equity securities are based on quoted market prices from active exchange markets. The fair values of debt securities are based on pricing from a matrix pricing model.
Interest rate swap hedges
: The fair value of interest rate swaps is based on an external derivative model using input data of the valuation date.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
March 31, 2021	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Treasury securities	$18,978	$18,978
State and Municipals:
Taxable	23,058		$23,058
Tax-exempt	43,552		43,552
Mortgage-backed securities:
U.S. Government agencies	36,385		36,385
U.S. Government-sponsored enterprises	20,697		20,697
Corporate debt obligations	13,193		13,193

Total	$155,863	$18,978	$136,885

Interest rate swap hedg e	$829		$829

December 31, 2020	Fair Value Measurement Using
	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$22,574		$22,574
Tax-exempt	18,395		18,395
Mortgage-backed securities:
U.S. Government agencies	26,991		26,991
U.S. Government-sponsored enterprises	25,052		25,052
Corporate debt obligations	10,683		10,683

Total	$103,695		$103,695

Interest rate swap hedg e	$172		$172

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
Impaired loans
: The fair value of impaired loans is specifically reviewed for purposes of determining the appropriate amount of impairment to be allocated to the ALLL. Fair value is generally measured based on the value of the collateral securing the loans. Collateral may include but is not necessarily limited to real estate, personal or business assets including vehicles, equipment, inventory, accounts receivable or marketable securities. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed third-party appraiser (Level 3). The value of business equipment is based on an outside appraisal, if deemed significant, or the net book value on the applicable borrower financial statements. Likewise, values for inventory, accounts receivable or marketable security collateral are based on borrower financial statement balances or aging reports on a discounted basis as appropriate or custodian account statements (Level 3). Impaired loans are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan and lease losses on the Consolidated Statements of Income.

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
March 31, 2021	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Other real estate owned	$219			$219
Impaired loans, net of related allowance	5,246			5,246

Total	$5,465			$5,465

December 31, 2020	Fair Value Measurement Using
	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$422			$422

Total	$422			$422

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at March 31, 2021 and December 31, 2020.

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2021	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$219	Appraisal of collateral	Appraisal adjustments	0.0% to 3.0% (3.0%)
			Liquidation expenses	10.0% to 10.0% (10.0%)
Impaired loans	5,246	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0%)
			Liquidation expenses	7.0% to 7.0% (7.0%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$422	Appraisal of collateral	Appraisal adjustments	20.0% to 14.0% (8.4%)
			Liquidation expenses	10.0% to 10.0% (10.0%)
The carrying and fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020 and their placement within the fair value hierarchy are as follows:

	Carrying Amount	Fair Value Hierarchy
March 31, 2021		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$63,164	$63,164	$63,164
Investment securities	155,863	155,863	18,978	$136,885
Loans held for sale	2,502	2,502		2,502
Net loans (1)	1,079,684	1,061,911			$1,061,911
Accrued interest receivable	4,189	4,189		572	3,617
Restricted equity securities	1,774	1,774
Financial liabilities:
Deposits	$1,080,928	$1,083,439		$1,083,439
Long-term debt	180,644	183,561		183,561
Accrued interest payable	1,347	1,347		1,347
Interest rate swap hedges	829	829		829

	Carrying Amount	Fair Value Hierarchy
December 31, 2020		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$49,781	$49,781	$49,781
Investment securities available-for-sale	103,695	103,695		$103,695
Loans held for sale	4,338	4,338		4,338
Net loans (1)	1,127,039	1,116,618			$1,116,618
Accrued interest receivable	4,216	4,216		578	3,638
Restricted equity securities	1,759	1,759
Financial liabilities:
Deposits	$1,015,460	$1,018,529		$1,018,529
Long-term debt	228,765	231,748		231,748
Accrued interest payable	1,038	1,038		1,038
Interest rate swap hedges	172	172		172

(1)
The carrying amount is net of unearned income and the allowance for loan losses in accordance with the adoption of ASU
No. 2016-01
where the fair value of loans as of March 31, 2021 and December 31, 2021 was measured using an exit price notion.

8. Subsequent Events:
In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from the date of the financial statements through the date these consolidated financial statements were issued and has not identified any events that require recognition or disclosure in the consolidated financial statements. On January 15, 2021, the Company announced the execution of a definitive agreement whereby AmeriServ Financial, Inc. will acquire Citizens Neighborhood Bank’s (“CNB”), an operating division of Riverview Bank, branch and deposit customers in Meyersdale, Pennsylvania, as well as the deposit customers of CNB’s leased branch in the Borough of Somerset. The transaction is scheduled to close on May 21, 2021. At March 31, 2021, the related deposits totaled $44,713 million and will be acquired for a 3.71% deposit premium and are considered as held for assumption within total deposits.

Riverview Financial Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on
Form 10-K
for the year ended December 31, 2020.
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
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to achieve the intended benefits of acquisitions and integration of previously acquired businesses; restructuring initiatives; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform. Most recently, the risk factors associated with the onset of
COVID-19
could continue to have a material adverse effect on significant estimates, operations, and business results of Riverview.
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
Critical Accounting Policies:
Disclosure of our significant accounting policies are included in Note 1 to the Consolidated Financial Statements of the Annual Report on
Form 10-K
for the year ended December 31, 2020. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on
Form 10-K
for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 11, 2021.
Operating Environment:
Economic growth measured as gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 6.4% in the first quarter of 2021. This was an increase over the 4.3% growth realized in the fourth quarter of 2020 and shows a continued recovery from COVID-19 related contractions indicating government stimulus programs continue to provide forward momentum. Increases were seen in personal consumption expenditures, nonresidential fixed investment, federal government spending, residential fixed investment, and state and local government spending that were partly offset by decreases in private inventory investment and exports.

The impact of the virus has been felt nationally and within our primary market area as unemployment rates have been elevated. The unemployment rate declined sharply in the United States to 6.0% in March 2021 from 6.7% in December 2020 but was still elevated compared to 4.4% in March 2020. The average unemployment rate for counties in our market area increased to 7.1% in March 2021 compared to 6.5% in December 2020. The resulting impacts of the pandemic on consumer and business customers, including the sudden significant increase in the unemployment rate, has caused changes in consumer and business spending, borrowing needs and saving habits, which has affected the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers and delinquency rates. Our business and consumer customers are experiencing varying degrees of financial distress and will likely adversely affect borrowers’ ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. This in turn may influence the recognition of credit losses in our loan portfolios.
Inflationary pressure continues to increase as Federal stimulus programs continue to provide funds to the personal and business sectors. The Personal Consumption Expenditures (“PCE”) index increased 3.5% in the first quarter of 2021 compared to an increase of 1.5% in the fourth quarter of 2020. While supply-side limitations will reduce consumption and increase inflationary pressure in the short-term, limitations to and/or cessation of supplemental unemployment programs and PPP loans will have a larger impact on future Federal Open Market Committee (“FOMC”) actions related to short-term interest rates. Prior year monetary policy actions by the FOMC to decrease the target Federal Funds rate to a range of 0% to 0.25% have adversely impacted the Company’s net interest margin and will continue to compress earnings on earning assets.
Review of Financial Position:
Total assets increased $17,286 to $1,374,840 at March 31, 2021, from $1,357,554 at December 31, 2020. Loans, net, decreased to $1,091,824 at March 31, 2021, compared to $1,139,239 at December 31, 2020, a decrease of $47,415. The decrease in loans was due primarily to SBA forgiveness on PPP loans. Business lending, including commercial and commercial real estate loans, decreased $44,732, retail lending, including residential mortgages and consumer loans, decreased $7,558, and construction lending increased $4,875 during the three months ended March 31, 2021. Investment securities increased $52,168, or 50.3%, in the three months ended March 31, 2021. Noninterest-bearing deposits increased $23,760, while interest-bearing deposits increased $41,708 during the three months ended March 31, 2021. Total stockholders’ equity increased $1,191, to $98,623 at March 31, 2021 from $97,432 at year-end
2020. The increase in stockholders’ equity was caused primarily by the recognition of net income offset partially by a change in accumulated other comprehensive income. For the three months ended March 31, 2021, total assets averaged $1,364,225, an increase of $278,880 from $1,085,345 for the same period in 2020.
Investment Portfolio:
The Company’s entire investment portfolio is held as
available-for-sale,
which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale
totaled $155,863 at March 31, 2021, an increase of $52,168, or 50.3%, from $103,695 at December 31, 2020. Activity in the investment portfolio during the first quarter of 2021, included purchases of $68,371, sales of $9,898 and repayments of $2,865. As a result of modest loan demand in the first quarter of 2021 excess funds from SBA forgiveness were utilized to increase the investment portfolio. Purchases consisted of $19,391 of U.S. Treasury securities, $6,000 of corporate bonds, and $10,420 of U. S. Government mortgage-backed securities and $32,560 of state and municipal obligations. The tax-equivalent
yield on the bonds purchased in the first quarter of 2021 was 1.72%. In an effort to reduce cash flow timing risk, we sold $3,483 of corporate bonds, $4,335 of tax-exempt
state and municipal obligations and $2,080 of U.S. Government-sponsored enterprises. The net gain on the sale amounted to $246 in the three months ended March 31, 2021 compared to a net gain of $815 recognized for the same period last year.
For the three months ended March 31, 2021, the investment portfolio averaged $132,992, an increase of $50,964 compared to $82,028 for the same period last year. The tax-equivalent
yield on the investment portfolio decreased 76 basis points to 2.09% for the three months ended March 31, 2021, from 2.85% for the comparable period of 2020.
Securities
available-for-sale
are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized losses of $1,313, net of deferred income tax of $276 at March 31, 2021. This compares with net unrealized gains of $1,962, net of deferred income taxes of $412 at December 31, 2020. The change in the unrealized holding gain was the result of increases in general market rates.
Loan Portfolio:
Loans, net, decreased to $1,091,824 at March 31, 2021 from $1,139,239 at December 31, 2020, a decrease of $47,415, or 4.2%. The decrease in the loan portfolio was attributable to the forgiveness of PPP loans totaling $55,903 and a decrease in organic loan growth of $9,970, offset partially by the origination of PPP loans of $18,458. Business loans, including commercial and commercial real estate loans, decreased $44,732, or 5.2%, to $816,843 at March 31, 2021 from $861,575 at December 31, 2020. Retail loans, including residential real estate and consumer loans, decreased $7,558, or 3.7%, to $196,704 at March 31, 2021 from $204,262 at December 31, 2020. Construction lending increased $4,875, or 6.6%, to $78,277 at March 31, 2021 from $73,402 at December 31, 2020. PPP loans, net of unearned loan fees, totaled $214,365 at March 31, 2021 and $251,810 at December 31, 2020.
For the three months ended March 31, 2021, loans averaged $1,122,546, an increase of $248,126 compared to $874,420 for the same period in 2020. The tax-equivalent
yield on the loan portfolio was 3.82% for the three months ended March 31, 2021, an
82-basis
point decrease from 4.64% for the comparable period last year. The decrease in loan yield was caused by declines in general market rates, reductions in loan accretion and lower yielding PPP loans. Concerns about the spread of
COVID-19
and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the Federal Open Market Committee of the Federal Reserve Board to aggressively cut the target Federal Funds rate by
150-basis
points in the first half of 2020. Loan accretion included in loan interest income in the first three months of 2021 related to acquired loans was $22 compared to $132 for the same period in 2020. The yield earned on PPP loans from interest and fees was 2.65% for the three months ended March 31, 2021.
The economic slowdown associated with
COVID-19
may have an adverse impact on the growth and asset quality of our loan portfolio, especially those industry segments being severely impacted by the pandemic. Specifically, we have identified the following industries, by the amount of aggregate loans and percentage of total loans as of March 31, 2021 in our loan portfolio that may have increased exposure to this pandemic event:

	March 31, 2021
Industry:	Amount	% of Total Loans
Mining, Quarry, Oil and Gas	$2,482	0.23%
Construction-Land Subdivision	20,004	1.83%
Manufacturing	18,064	1.65%
Wholesale Trade	3,916	0.36%
Automobile Dealers	1,975	0.18%
Non-Residential Rentals and Leasing	254,703	23.33%
Residential Rental and Leasing	113,388	10.39%
Health Care	17,145	1.57%
Arts, Entertainment and Recreation	6,288	0.58%
Hospitality	66,914	6.13%
Restaurants	8,168	0.75%

	$513,047	47.00%

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
The contractual amounts of
off-balance
sheet commitments at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Unused portion of lines of credit	$100,153	$92,848
Construction loans	14,906	24,751
Commitments to extend credit	5,740	10,275
Deposit overdraft protection	17,909	18,117
Standby and performance letters of credit	7,313	6,577

Total	$146,021	$152,568

Asset Quality:
National, Pennsylvania and our market area unemployment rates at March 31, 2021 and 2020 are summarized as follows:

	2021	2020
United States	6.0%	4.4%
Pennsylvania	7.3%	5.6%
Berks County	7.6%	5.5%
Blair County	6.7%	5.7%
Bucks County	6.1%	4.8%
Centre County	4.9%	4.1%
Clearfield County	8.0%	7.4%
Dauphin County	7.2%	4.9%
Huntingdon County	8.8%	8.7%
Lebanon County	6.3%	4.8%
Lehigh County	7.3%	5.6%
Lycoming County	7.8%	6.8%
Perry County	5.5%	4.7%
Schuylkill County	7.8%	6.5%
Somerset County	7.9%	7.7%
Unemployment rates despite improving since the onset of the pandemic were still higher at the end of the first quarter of 2021 compared to the end of first quarter of 2021 for the Nation, Commonwealth of Pennsylvania and within every county in which we have branch locations. The average unemployment rate for all our counties increased to 7.1% in March 2021 from 5.9% in March 2020. The lowest unemployment rate in 2021 for all the counties we serve was 4.9% which was in Centre County, and the highest recorded rate being 8.8% in Huntingdon County. High levels or increases in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.
Nonperforming assets increased $1,189 to $13,151 at March 31, 2021 from $11,962 at December 31, 2020. The majority of the increase resulted from a commercial real estate loan totaling $971 and two commercial loans totaling $314 moved to non-accrual
status. This was partially offset by a reduction in other real estate owned of $203. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.20% at March 31, 2021 compared to 1.05% at December 31, 2020.
Loans on nonaccrual status increased $1,407 to $2,828 at March 31, 2021 from $1,421 at December 31, 2020. The increase in nonaccrual loans was due to increases of $968 in commercial real estate loans, $147 in residential loans and $292 in commercial loans. Accruing loans past due 90 days or more increased $9 and accruing restructured loans decreased $24 during the three months ended March 31, 2021.
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
As of March 31, 2021, 15 loans with outstanding balances totaling $18,611, or 1.7% of total loans were currently deferring loan payments compared to 19 loans with outstanding balances totaling $21,854, or 1.9% of total loans at December 31, 2020. Depending on the circumstances and request from the borrower, modifications were made to defer all payments for loans requiring principal and interest payments, or to defer principal payments only and continue to collect interest payments, or to defer all interest payments for loans requiring interest only payments. The following table summarizes loans actively deferring payments under the above described modification program as of March 31, 2021, by loan classification:

	Number of Loans	Amount	% of Outstanding Including PPP Loans	% of Outstanding Excluding PPP Loans	Weighted Average Loan to Value		Aggregate Deferred Payments
					% of Total Loan Classification	% of Loans Modified	Principal	Interest
Commercial
Construction:
Commercial	1	$973	1.96%				$30	$49
Hospitality	1	1,501	5.26%		69.04%	75,28%		33

Total	2	2,474	3.16%				30	82

Commercial Real Estate:
Multi Family
Owner Occupied.
Non-Owner Occupied	2	2,032	0.80%				85	29
Hospitality	3	13,479	37.77%		68.07%	65.71%	604	358
Agricultural	1	154	0.58%				103	10

Total	6	15,665	3.20%				792	397

Residential Real Estate	7	473	0.25%				16	16
Consumer

Total	15	$18,612	1.70%	2.12%			$838	$495

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
The allowance for loan losses decreased $60 to $12,140 at March 31, 2021, from $12,200 at the end of 2020. The Company did not recognize a charge in the form of a provision for loan losses in the first quarter of 2021 based on the results from its adequacy modeling of the allowance for loan loss account at March 31, 2021. Exclusive of PPP loans, the portfolio declined this quarter which, along with decreased qualitative factors stemming primarily from improved economic conditions, resulted in no provision for loan losses being recognized in the first quarter of 2021. For the three months ended March 31, net charge offs were $60, or 0.02%, of average loans outstanding in 2021 compared to $1,065, or 0.49%, of average loans outstanding for the same period in 2020.

Deposits:
We attract the majority of our deposits from within our
13-county
market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2021, total deposits increased $65,468 to $1,080,928 from $1,015,460 at December 31, 2020. Approximately two-thirds
of the increase was due to the successful acquisition of a municipal relationship in the first quarter of 2021. Noninterest-bearing transaction accounts increased $23,760, while interest-bearing accounts increased $41,708. Specifically, interest-bearing transaction accounts, including money market, NOW and savings, increased $45,411 and time deposits, including certificates of deposit and individual retirement accounts decreased $3,703 for the three months ended March 31, 2021.
For the three months ended March 31, interest-bearing deposits averaged $863,765 in 2021 compared to $795,084 in 2020. The cost of interest-bearing deposits was 0.43% in 2021 compared to 0.90% in 2020. Consistent with recent FOMC actions to lower short-term rates due to the onset of
COVID-19,
we also took action to lower deposit rates to fend off net interest margin contraction due to changes in yields on floating and adjustable-rate loans. We anticipate deposit costs to continue to decrease in the short term based on the continued market rate impact of FOMC actions to lower its target federal funds rate in the latter part of March 2020.
On January 15, 2021, the Company announced the execution of a definitive agreement whereby AmeriServ Financial, Inc. will acquire Citizens Neighborhood Bank’s (“CNB”), an operating division of Riverview Bank, branch and deposit customers in Meyersdale, Pennsylvania, as well as the deposit customers of CNB’s leased branch in the Borough of Somerset. The transaction is scheduled to close on May 21, 2021. At March 31, 2021, the related deposits totaled $44,713 million and will be acquired for a 3.71% deposit premium and are considered as held for assumption within total deposits.
Borrowings:
The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.
Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from Atlantic Community Bankers Bank (“ACBB”), Pacific Community Bankers Bank (“PCBB”) and the FHLB. At March 31, 2021 and December 31, 2020, we did not have any short-term borrowings outstanding.
Long-term debt totaled $180,644 at March 31, 2021 as compared to $228,765 at December 31, 2020. For the three months ended March 31, long-term debt averaged $209,781 in 2021 and $11,817 in 2020. The large increase in average long-term debt is attributable to advances taken through the Federal Reserve’s PPPLF, whereby loans originated through the PPP program can be pledged as security to facilitate advancements made through the program. As of March 31, 2021, we had outstanding borrowings through the program of $128,736 at a rate of 0.35%, compared to outstanding borrowings of $176,904 at a rate of 0.35% at December 31, 2020. The average cost of long-term debt was 1.25% for the three months ended March 31, 2021, a decrease from 4.19% for the same period last year.
Market Risk Sensitivity:
Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily interest rate risk (“IRR”) associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities, and off-balance
sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity, and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

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
Our cumulative
one-year
RSA/RSL ratio equaled 1.50 at March 31, 2021. Given the recent monetary policy actions of the FOMC based on uncertainty surrounding the timing of the recovery from the pandemic and the potential for rates to remain at these low levels, the focus of ALCO has been to reduce our exposure to the effects of repricing assets.
The current position at March 31, 2021, indicates that the amount of RSA repricing within one year would exceed that of RSL, with declining rates causing a slight decrease in net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Given an instantaneous and parallel shift in interest rates of plus and minus 100 basis points, our projected net interest income for the 12 months ending March 31, 2021, would increase 2.7% and decrease 5.1% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments to manage our IRR position.
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
As a result of the onset of the
COVID-19
pandemic, we have placed increased emphasis on solidifying, monitoring, and managing our liquidity position. We believe our liquidity position is strong. At March 31, 2021, we had available liquidity of $63,164 from cash and interest-bearing balances with other banks. Our investment securities portfolio is comprised primarily of highly liquid U.S. Government and Government-Sponsored Enterprises and high credit quality municipal securities. At March 31, 2021, available-for-sale
investment securities totaled $155,863. Our secondary sources of liquidity consist of the available borrowing capacity at the Federal Home Loan Bank (“FHLB”), Atlantic Community Bankers Bank (“ACBB”) and Pacific Coast Bankers Bank (“PCBB”). At March 31, 2021, our available borrowing capacity was $395,535 at the FHLB, $10,000 at ACBB and $50,000 at PCBB.
With respect to monitoring and managing our liquidity, in addition to our normal quarterly liquidity reporting to the Risk Committee that includes stress testing under moderate, severe, and extreme scenarios, we have instituted a formalized monthly presentation using various metrics to assist the Board of Directors in assessing our liquidity position. With the changes in the industry related to
COVID-19,
we have focused on maintaining greater liquidity.
We employ several analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2021. Our noncore funds at March 31, 2021 were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered highly volatile. At March 31, 2021, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 11.81%, while our net short-term noncore funding ratio, noncore funds maturing within one-year,
less short-term investments to assets equaled (0.74)%. Comparatively, our net noncore dependence ratio was 14.6% while our net short-term noncore funding ratio was 0.94% at year-end.
The decrease in the noncore funding dependence ratios is associated with lower borrowing to fund investment in PPP loans which is anticipated to reduce substantially as these loans continue to enter the forgiveness stage. In addition, as compared to peer levels, our reliance on short-term noncore funds remains low.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing, and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $13,383 during the three months ended March 31, 2021 as compared with an increase of $22,887 for the same period last year. For the three months ended March 31, 2021, we realized net cash inflows of $4,147 from operating activities and $17,434 from financing activities offset partially by net cash outflows of $8,198. For the three months ended March 31, 2020, we realized net cash inflows of $383 from operating activities and $37,511 from financing activities offset partially by net cash outflows of $15,007 from investing activities.
Operating activities provided net cash of $4,147 for the three months ended March 31, 2021 compared to $383 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation, amortization, and the provision for loan losses, is the primary source of funds from operations.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $8,198 for the three months ended March 31, 2021. For the comparable period in 2020, investing activities used net cash of $15,007. For the three months ended March 31, 2021, loan forgiveness from PPP loans offset by purchases of investment securities available-for-sale
were the primary factors for the net cash used in investing activities. For the comparable period of 2020, loan originations more than offset net proceeds received on the sale of investment securities available-for-sale.
Financing activities provided net cash of $17,434 for the three months ended March 31, 2021 and net cash of $37,511 for the same period last year. Liquidity was generated through funds from deposit gathering offset by repayments on long-term debt from the Federal Reserve Bank’s PPPLF secured borrowing arrangement for the purpose of financing PPP loans. During the three months ended March 31, deposits increased $65,468 in 2021 and $18,023 in 2020.
We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.

Capital:
Stockholders’ equity totaled $98,623, or $10.55 per share, at March 31, 2021, and $97,432, or $10.47 per share, at December 31, 2020. The net increase in stockholders’ equity in the three months ended March 31, 2021 was primarily a result of the recognition of net income offset by a change in other accumulated comprehensive income.
Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance.
On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9.0% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold and will not be required to calculate and report risk-based capital ratios.
In April 2020, under the CARES Act, the 9.0% leverage ratio threshold was temporarily reduced to 8.0% in response to the
COVID-19
pandemic. The threshold increased to 8.5% in 2021 and will return to 9.0% in 2022. The Bank elected to begin using the CBLR for the first quarter of 2021 and intends to utilize this measure for the foreseeable future. Eligibility criteria to utilize the CBLR includes the following:

•	Total assets of less than $10 billion,

•	Total trading assets plus liabilities of 5.0% or less of consolidated assets,

•	Total off-balance sheet exposures of 25.0% or less of consolidated assets,

•	Cannot be an advanced approaches banking organization, and

•	Leverage ratio greater than 9.0%, or temporarily prescribed threshold established in response to COVID-19.
As of March 31, 2021 and December 31, 2020, the Bank was categorized as well capitalized. Listed in the table below is a comparison of the Bank’s actual capital amounts with the minimum requirements for well capitalized banks, as defined above.

	Actual		Minimum Regulatory Capital Ratios under Basel III			Well Capitalized under Basel III
March 31, 2021:	Amount	Ratio	Amount	Ratio		Amount	Ratio
CBLR Framework
Tier 1 capital (to average total assets): (i.e., leverage ratio)	$118,560	9.9%	(1)		(1)	$102,214	≥	8.5%

	Actual		Minimum Regulatory Capital Ratios under Basel III			Well Capitalized under Basel III
December 31, 2020:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$126,108	14.2%	$93,462	≥	10.5%	$89,011	≥	10.0%
Tier 1 capital (to risk-weighted assets)	114,967	12.9	75,659	≥	8.5	71,209	≥	8.0
Common equity tier 1 risk-based capital (to risk-weighted assets)	114,967	12.9	62,308	≥	7.0	57,857	≥	6.5
Tier 1 capital (to average total assets)	114,967	9.8	47,102	≥	4.0	58,877	≥	5.0

(1)	Under the CBLR Framework, capital adequacy amounts and ratios are not applicable as qualifying depositary institutions are evaluated solely on whether or not they are well capitalized.
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
Based on the heightened level of stress on capital caused by recent events, management maintains a capital plan approved by the Board of Directors. Our capital plan consists of the following areas of focus, among others:

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
Regulatory bodies recently issued guidance reminding bank management of the importance of taking capital preservation actions in these uncertain economic times and encouraging management to remain vigilant on how the current environment impacts their organization’s financial performance, need for capital, and ability to serve customers and communities throughout this crisis. In response to this guidance, the Board of Directors of Riverview decided on July 23, 2020, to suspend the payment of dividends in order to conserve capital. In concert with this guidance, on October 6, 2020, the Company completed the issuance of $25 million in subordinated debt at the bank holding company, which will be used to support the Bank on an as-needed
basis. Subsequent to the issuance in the fourth quarter of 2020, management determined to downstream $15 million of the available $25 million from the bank holding company to the Bank in the form of additional capital.
Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at March 31, 2021 and December 31, 2020. There are no conditions or negative events since this notification that we believe have changed the Bank’s well capitalized status.
Review of Financial Performance:
We reported net income of $3,060, or $0.33 per basic and diluted weighted average common share, for the three months ended March 31, 2021, compared to net income of $633, or $0.07 per basic and diluted weighted average common share, for the same period last year. The increase in the Company’s earnings for the three months ended March 31, 2021 as compared to the same period in 2020 was the result of the impact of ongoing efficiency initiatives, including branch office consolidations, an increase in loan income from the recognition of interest and fees earned on PPP loans and lower deposit costs. The Company implemented cost reduction strategies beginning in 2019, and those efforts continued through the end of the fourth quarter of 2020 by implementing additional efficiency initiatives aimed at substantially lowering operating costs. The
COVID-19
pandemic continues to place additional pressure on the Bank’s earnings, causing increased emphasis on the need to improve operational efficiency to help mitigate margin compression and noninterest income reductions. As a result, Riverview closed two branch offices in January 2021 and will be completing the sale of two additional branches in May of 2021.
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

Net Interest Income:
Net interest income is the fundamental source of earnings for commercial banks. Fluctuations in the level of net interest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, comprised of interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits, short-term and long-term borrowings comprise interest-bearing liabilities. Net interest income is impacted by:

•	Variations in the volume, rate, and composition of earning assets and interest-bearing liabilities;

•	Changes in general market rates; and

•	The level of nonperforming assets.
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
Tax-exempt
loans and investments carry
pre-tax
yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt
income and yields are reported herein on a
tax-equivalent
basis using the prevailing federal statutory tax rate of 21% in 2021 and 2020, respectively.
For the three months ended March 31,
tax-equivalent
net interest income increased $851 to $9,697 in 2021 from $8,846 in 2020. For the quarter ended March 31, tax-equivalent
interest income increased $503 while interest expense decreased $348.
Tax-equivalent
interest income increased to $11,266 in 2021 from $10,763 in 2020 caused by an increase in average earning assets of $304,701, offset partially by a decrease in the tax-equivalent
yield on earning assets of 85 basis points. Net interest income generated from PPP loans amounted to $1,412 in the first quarter of 2021. Interest expense decreased to $1,569 in 2021 from $1,917 in 2020 as a result of a 36 basis point decrease in the cost of funds offset partially by an increase in average interest-bearing liabilities of $265,656. Interest expense on deposits decreased $866 to $923 for the three months ended March 31, 2021 from $1,789 for the same period last year. The tax-equivalent
net interest margin for the three months ended March 31 was 3.04% in 2021 compared to 3.60% in 2020. The net interest spread decreased to 2.95% for the three months ended March 31, 2021 from 3.44% for the three months ended March 31, 2020. The tax-equivalent
yield on the loan portfolio decreased to 3.82% in 2021 compared to 4.64% in 2020. Th actions taken by the Federal Open Market Committee in March 2020 to reduce its target federal funds rate by 150 basis points impacted the loan portfolio yield as it had a corresponding adverse effect on our floating and adjustable rate loans and yields obtained on new loan originations. Also influencing the decline was recognizing the lower yield of 2.65% earned on the addition of PPP loans. Excluding income and fees earned on PPP loans, the tax-equivalent
net interest margin would have been 3.19% in the first quarter of 2021. Comparing the first three months of 2021 and 2020, the weighted average cost of funds decreased 36 basis points to 0.59% from 0.95%. Money market, NOW account and time deposit costs declined 0.55%, 0.36% and 0.40%, respectively, and were the major cause in lowering interest expense on deposits. In addition, the weighted average fund cost on long-term debt was 1.25% in 2021 compared to 4.19% in 2020. We expect that our net interest margin will continue to decrease as our rate sensitive assets decline at a frequency and magnitude greater than our fund costs given the uncertainty in the market as a result of the pandemic.

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

	Three months ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans:
Taxable	$1,095,594	$10,348	3.83%	$838,825	$9,782	4.69%
Tax exempt	26,952	223	3.36%	35,595	310	3.50%
Investments:
Taxable	91,549	494	2.19%	77,400	535	2.78%
Tax exempt	41,443	192	1.88%	4,628	47	4.08%
Interest bearing deposits	36,101	9	0.10%	30,490	89	1.17%

Total earning assets	1,291,639	11,266	3.54%	986,938	10,763	4.39%
Less: allowance for loan losses	12,188			7,273
Other assets	84,774			105,680

Total assets	$1,364,225			$1,085,345

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$148,513	43	0.12%	$102,072	171	0.67%
NOW accounts	317,296	86	0.11%	270,559	319	0.47%
Savings accounts	163,890	32	0.08%	133,267	60	0.18%
Time deposits	234,066	762	1.32%	289,186	1,239	1.72%
Short term borrowings				989	5	2.03%
Long-term debt	209,781	646	1.25%	11,817	123	4.19%

Total interest-bearing liabilities	1,073,546	1,569	0.59%	807,890	1,917	0.95%
Non-interest-bearing demand deposits	176,895			144,630
Other liabilities	14,861			13,668
Stockholders’ equity	98,923			119,157

Total liabilities and stockholders’ equity	$1,364,225			$1,085,345

Net interest income/spread		$9,697	2.95%		$8,846	3.44%

Net interest margin			3.04%			3.60%
Tax-equivalent adjustments:
Loans		$47			$65
Investments		40			10

Total adjustments		$87			$75

Provision for Loan Losses:
We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2021.
The Company did not recognize a charge in the form of a provision for loan losses in the first quarter of 2021 based on the results from its adequacy modeling of the allowance for loan loss account at March 31, 2021. Comparatively, the provision for loan losses totaled $1,800 for the same period in 2020. The 2020 increase in the provision for loan losses was the combined result of organic loan growth, excluding PPP loan balances outstanding, and changes in qualitative factors related to the allowance for loan losses reserve associated with increasing risks within the economy and our credit portfolio due to the effects of
COVID-19.
The pandemic effects are expected to continue to weigh heavily on businesses and their ability to service debt. Despite the positive signs with respect to the progress made with the pandemic, our future provisions may increase due to the growth of loan delinquencies and charge-offs resulting from
COVID-19
related financial stress.

Noninterest Income:
For the three months ended March 31, noninterest income totaled $2,523 in 2021, a decrease of $407 from $2,930 in 2020. The primary contributor to the overall decrease was $569 less in gains on the sale of investment securities offset partially by increases in service charges, fees, and commissions of $93 and the recognition of higher comparable trust and mortgage banking income of $47 and $43, respectively.
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
Noninterest expense decreased to $8,387 for the three months ended March 31, 2021, from $9,212 for the same period last year. The overall decrease was primarily due to a decrease of $589 in salaries and employee benefit expenses due to the implementation of the reduction in force initiatives from branch closures and consolidation of departments. Other expenses decreased $190 comparing the first quarters of 2021 and 2020 due to implementing efficiency initiatives and selective expense reductions made during the
COVID-19
shutdowns.
Income Taxes:
We recorded an income tax expense of $686 for the three months ended March 31, 2021 and $56 for the three months ended March 31, 2020. The increase in the income tax expense in 2021 is attributable to recognizing higher taxable income.
Riverview Financial Corporation

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
At March 31, 2021, the end of the period covered by this Quarterly Report on Form
10-Q,
the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in
Rule 13a-15(e)
under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2021, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
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

Date: May 6, 2021

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2021