Form 10-Q
period 2021-06-30
Riverview Financial Corp
filed 2021-07-29
CIK 1590799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2021
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
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,361,967 at July 29, 2021.

RIVERVIEW FINANCIAL CORPORATION
FORM
10-Q
For the Quarter Ended June 30, 2021

Riverview Financial Corporation
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$9,849	$13,511
Interest-bearing deposits in other banks	47,659	36,270
Investment securities available-for-sale	148,048	103,695
Loans held for sale	180	4,338
Loans, net	948,740	1,139,239
Less: allowance for loan losses	10,867	12,200

Net loans	937,873	1,127,039
Premises and equipment, net	17,448	18,147
Accrued interest receivable	3,532	4,216
Intangible assets	1,654	1,918
Other assets	48,498	48,420

Total assets	$1,214,741	$1,357,554

Liabilities:
Deposits:
Noninterest-bearing	$183,893	$173,600
Interest-bearing	860,622	841,860

Total deposits	1,044,515	1,015,460
Short-term borrowings
Long-term debt	51,956	228,765
Accrued interest payable	504	1,038
Other liabilities	13,401	14,859

Total liabilities	1,110,376	1,260,122

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; June 30, 2021, issued and outstanding 9,361,967 shares; December 31, 2020, issued and outstanding 9,306,442 shares	103,058	102,662
Capital surplus	292	292
Retained earnings (accumulated deficit)	1,383	(6,457)
Accumulated other comprehensive income (loss)	(368)	935

Total stockholders’ equity	104,365	97,432

Total liabilities and stockholders’ equity	$1,214,741	$1,357,554

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2021	2020	2021	2020
Interest income:
Interest and fees on loans:
Taxable	$11,529	$10,602	$21,877	$20,384
Tax-exempt	182	236	358	481
Interest and dividends on investment securities available-for-sale:
Taxable	553	396	1,047	931
Tax-exempt	144	68	296	105
Interest on interest-bearing deposits in other banks	15	12	24	101

Total interest income	12,423	11,314	23,602	22,002

Interest expense:
Interest on deposits	822	1,395	1,745	3,184
Interest on short-term borrowings		23		28
Interest on long-term debt	585	225	1,231	348

Total interest expense	1,407	1,643	2,976	3,560

Net interest income	11,016	9,671	20,626	18,442
(Recovery of) provision for loan losses	(735)	2,012	(735)	3,812

Net interest income after (recovery of) provision for loan losses	11,751	7,659	21,361	14,630

Noninterest income:
Service charges, fees and commissions	2,755	1,011	4,229	2,392
Commission and fees on fiduciary activities	294	210	554	423
Wealth management income	238	196	452	416
Mortgage banking income	185	391	336	499
Bank owned life insurance investment income	196	193	374	386
Net gain on sale of investment securities available-for-sale	27		273	815

Total noninterest income	3,695	2,001	6,218	4,931

Noninterest expense:
Salaries and employee benefits expense	5,494	4,985	9,961	10,041
Net occupancy and equipment expense	854	1,068	2,044	2,248
Amortization of intangible assets	132	169	264	339
Goodwill impairment		24,754		24,754
Net cost (benefit) of operation of other real estate owned	7		(22)	(11)
Other expenses	3,037	2,978	5,664	5,795

Total noninterest expense	9,524	33,954	17,911	43,166

Income (loss) before income taxes	5,922	(24,294)	9,668	(23,605)
Income tax expense (benefit)	1,142	(172)	1,828	(116)

Net income (loss)	4,780	(24,122)	7,840	(23,489)

Other comprehensive income:
Unrealized gain (loss) on investment securities available-for-sale	1,279	840	(1,750)	1,893
Reclassification adjustment for net gain on sale of investment securities available-for-sale included in net income (loss)	(27)		(273)	(815)
Net change in cash flow hedge	(284)	(38)	373	(38)

Other comprehensive income (loss)	968	802	(1,650)	1,040
Income tax expense (benefit) related to other comprehensive income	203	168	(347)	218

Other comprehensive income (loss), net of income taxes	765	634	(1,303)	822

Comprehensive income (loss)	$5,545	$(23,488)	$6,537	$(22,667)

Per share data:
Net income (loss):
Basic	$0.51	$(2.61)	$0.84	$(2.54)
Diluted	$0.51	$(2.61)	$0.84	$(2.54)
Average common shares outstanding:
Basic	9,357,153	9,249,184	9,349,266	9,236,314
Diluted	9,366,651	9,249,184	9,354,161	9,236,314
See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

For the six months ended June 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2021	$102,662	$292	$(6,457)	$935	$97,432
Net income			7,840		7,840
Other comprehensive income, net of income taxes				(1,303)	(1,303)
Issuance under ESPP, 401k and Dividend Reinvestment plans	266				266
Stock based compensation	130				130

Balance, June 30, 2021	$103,058	$292	$1,383	$(368)	$104,365

Balance, January 1, 2020	$102,206	$112	$16,140	$(348)	$118,110
Net income			(23,489)		(23,489)
Other comprehensive income, net of income taxes				822	822
Issuance under ESPP, 401k and Dividend Reinvestment plans	346				346
Stock based compensation		49			49
Dividends declared, $0.15 per share			(1,386)		(1,386)

Balance, June 30, 2020	$102,552	$161	$(8,735)	$474	$94,452

For the three months ended June 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 1, 2021	$102,861	$292	$(3,397)	$(1,133)	$98,623
Net income			4,780		4,780
Other comprehensive income, net of income taxes				765	765
Issuance under ESPP, 401k and Dividend Reinvestment plans	132				132
Stock based compensation	65				65

Balance, June 30, 2021	$103,058	$292	$1,383	$(368)	$104,365

Balance, April 1, 2020	$102,386	$134	$16,081	$(160)	$118,441
Net income			(24,122)		(24,122)
Other comprehensive income, net of income taxes				634	634
Issuance under ESPP, 401k and Dividend Reinvestment plans	166				166
Stock based compensation		27			27
Dividends declared, $0.08 per share			(694)		(694)

Balance, June 30, 2020	$102,552	$161	$(8,735)	$474	$94,452

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,840		$(23,489)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	682		640
(Recovery of) provision for loan losses	(735)		3,812
Stock based compensation	130		49
Net amortization of investment securities available-for-sale	825		312
Net benefit of operation of other real estate owned	(22)		(11)
Net gain on sale of investment securities available-for-sale	(273)		(815)
Premium on sale of deposits	(1,602)
Amortization of purchase adjustment on loans	(58)		(292)
Amortization of intangible assets	264		339
Amortization of assumed discount on long-term debt	44		42
Amortization of long-term debt insurance costs	51
Impairment of goodwill			24,754
Deferred income taxes	633		(465)
Proceeds from sale of loans originated for sale	15,241		13,557
Net gain on sale of loans originated for sale	(336)		(499)
Loans originated for sale	(10,747)		(17,229)
Bank owned life insurance investment income	(374)		(386)
Net change in:
Accrued interest receivable	684		588
Other assets	411		1,028
Accrued interest payable	(534)		22
Other liabilities	(1,458)		(2,230)

Net cash provided by (used in) operating activities	10,666		(273)

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(74,503)		(14,215)
Proceeds from repayments	8,056		5,741
Proceeds from sales	19,519		27,168
Proceeds from the sale of other real estate owned	225		68
Net increase in restricted equity securities	(209)		(779)
Net (increase) decrease in loans	189,959		(314,982)
Purchases of premises and equipment	(145)		(1,456)
Proceeds from sale of premises and equipment	162
Premium paid on bank owned life insurance	(22)		(22)

Net cash provided by (used in) investing activities	143,042		(298,477)

Cash flows from financing activities:
Net increase in deposits	30,657		82,673
Repayment of long-term debt	(176,904)
Proceeds from long-term debt			209,997
Issuance under ESPP, 401k and DRP plans	266		346
Cash dividends paid			(1,386)

Net cash provided by (used in) financing activities	(145,981)		291,630

Net increase (decrease) in cash and cash equivalents	7,727		(7,120)
Cash and cash equivalents—beginning	49,781		50,348

Cash and cash equivalents—ending	$57,508		$43,228

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,510		$3,538

Federal income taxes	$500	$

Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans			$338

Transfer of deposits in sale	$42,191

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
Riverview Bank, with 23 full-service offices and three (3) limited purpose offices, is a full service commercial bank offering a wide range of traditional banking services and financial advisory, insurance and investment services to individuals, municipalities, and small-to-medium
sized businesses in the Pennsylvania market areas of Berks, Blair, Bucks, Centre, Clearfield, Dauphin, Huntingdon, Lebanon, Lehigh, Lycoming, Perry, and Schuylkill Counties. The Wealth and Trust Management divisions of the Bank provide trust and investment advisory services to the general public and businesses.
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
The operating results and financial position of the Company for the three and six months ended as of June 30, 2021, are not necessarily indicative of the results of operations and financial position that may be expected in the future. This is especially true given the outbreak of the Coronavirus
(“COVID-19”)
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
The components of accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Net unrealized gain (loss) on investment securities available-for-sale	$(61)	$1,962
Income tax expense (benefit)	(13)	412

Net of income (loss) taxes	(48)	1,550

Benefit plan adjustments	(951)	(951)
Income tax benefit	(200)	(200)

Net of income taxes	(751)	(751)

Derivative fair value adjustment	545	172
Income tax benefit	114	36

Net of income taxes	431	136

Accumulated other comprehensive income (loss)	$(368)	$935

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2021 and 2020 is as follows:

Three months ended June 30,	2021	2020
Unrealized gain (loss) on investment securities available-for-sale	$1,279	$840
Net (gain) loss on the sale of investment securities available-for-sale (1)	(27)
Net change in derivative fair value	(284)	(38)

Other comprehensive income before taxes	968	802
Income tax expense	203	168

Other comprehensive income	$765	$634

Six months ended June 30,	2021	2020
Unrealized gain (loss) on investment securities available-for-sale	$(1,750)	$1,893
Net (gain) loss on the sale of investment securities available-for-sale (1)	(273)	(815)
Net change in derivative fair value	373	(38)

Other comprehensive income (loss) before taxes	(1,650)	1,040
Income tax expense	(347)	218

Other comprehensive income (loss)	$(1,303)	$822

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

3. Earnings per share:
Basic earnings per share is computed by dividing net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

Three months ended June 30,	2021	2020
Numerator:
Net income (loss)	$4,780	$(24,122)

Denominator:
Basic	9,357,153	9,249,184
Dilutive options	9,498

Diluted	9,366,651	9,249,184

Earnings per share:
Basic	$0.51	$(2.61)
Diluted	$0.51	$(2.61)

Six months ended June 30,	2021	2020
Numerator:
Net income (loss)	$7,840	$(23,489)

Denominator:
Basic	9,349,266	9,236,314
Dilutive options	4,895

Diluted	9,354,161	9,236,314

Earnings per share:
Basic	$0.84	$(2.54)
Diluted	$0.84	$(2.54)
For the three and six months ended June 30, 2021 there were 37,200 and 93,935 outstanding stock options, respectively, that were excluded from the dilutive earnings per share calculation because their effect was antidilutive. For the three and six months ended June 30, 2020 there were 172,964 outstanding stock options that were excluded from the dilutive earnings per share calculation because their effect was antidilutive.
4. Investment securities:
The amortized cost and fair value of investment securities
available-for-sale
aggregated by investment category at June 30, 2021 and December 31, 2020 are summarized as follows:

June 30, 2021	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,810	$		$121	$9,689
State and municipals:
Taxable	23,260		311	358	23,213
Tax-exempt	44,398		90	601	43,887
Mortgage-backed securities:
U.S. Government agencies	37,593		678	181	38,090
U.S. Government-sponsored enterprises	17,798		204	57	17,945
Corporate debt obligations	15,250		82	108	15,224

Total	$148,109		$1,365	$1,426	$148,048

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$22,317	$400	$143	$22,574
Tax-exempt	17,988	423	16	18,395
Mortgage-backed securities:
U.S. Government agencies	26,051	940		26,991
U.S. Government-sponsored enterprises	24,627	442	17	25,052
Corporate debt obligations	10,750	56	123	10,683

Total	$101,733	$2,261	$299	$103,695

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale
at June 30, 2021, is summarized as follows:

June 30, 2021	Fair Value
Within one year	$55
After one but within five years	1,244
After five but within ten years	30,714
After ten years	60,000

92,013
Mortgage-backed securities	56,035

Total	$148,048

Securities with a fair value of $97,577 and $71,676 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits as required or permitted by law.
Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case
basis. At June 30, 2021 and December 31, 2020, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.
The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,689	$121			$9,689	$121
State and municipals:
Taxable	14,258	358			14,258	358
Tax-exempt	34,972	601			34,972	601
Mortgage-backed securities:
U.S. Government agencies	14,127	181			14,127	181
U.S. Government-sponsored enterprises	5,373	57			5,373	57
Corporate debt obligations	10,142	108			10,142	108

Total	$88,561	$1,426			$88,561	$1,426

	Less Than 12 Months		12 Months or More				Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	$11,586	$143	$		$		$11,586	$143
Tax-exempt	1,737	16					1,737	16
Mortgage-backed securities:
U.S. Government agencies	5,960	17					5,960	17
U.S. Government-sponsored enterprises
Corporate debt obligations				3,378		123	3,378	123

Total	$19,283	$176		$3,378		$123	$22,661	$299

The Company had 62 investment securities, consisting of one U.S. Treasury securities, 12 taxable state and municipal obligations, 33 tax-exempt
state and municipal obligations, four U.S. Government agencies, four U.S. Government-sponsored enterprises and eight corporate debt obligation that were in unrealized loss positions at June 30, 2021. Of these securities, none of the securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, resulting from changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2021. There was no OTTI recognized for the three and six months ended June 30, 2021 and 2020.
The Company had 16 investment securities, consisting of nine taxable state municipal obligations, three tax-exempt
state municipal obligations, three mortgage-backed securities and one corporate obligation that were in unrealized loss positions at December 31, 2020. Of these securities, one corporate obligation was in a continuous unrealized loss position for twelve months or more.
5. Loans, net, and allowance for loan losses:
The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2021 and December 31, 2020 are summarized as follows. Net deferred loan costs were $745 at June 30, 2021 and net deferred loan costs were $701 at December 31, 2020.

	June 30, 2021	December 31, 2020
Commercial	$197,287	$359,080
Real estate:
Construction	55,500	73,402
Commercial	502,471	502,495
Residential	187,479	197,596
Consumer	6,003	6,666

Total	$948,740	$1,139,239

The Company participated in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program (“PPP”), a multi-billion dollar specialized low-interest
loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. As of June 30, 2021, the Company had PPP loans totaling $82,404, net of unearned loan fees of $2,737, included in commercial loans. PPP loans totaled $251,810, net of unearned fees of $5,075 as of December 31, 2020.

The change in the allowance for loan losses account by major loan classifications for the three and six months ended June 30, 2021 and 2020 is summarized as follows:

		Real Estate
June 30, 2021	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2021	$1,393	$1,134	$6,793	$2,236	$127	$457	$12,140
Charge-offs	(201)		(373)		(37)		(611)
Recoveries	57		2		14		73
Provisions	167	(381)	(57)	(378)	7	(93)	(735)

Ending balance	$1,416	$753	$6,365	$1,858	$111	$364	$10,867

		Real Estate			Real Estate
June 30, 2021	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2021	$1,705	$1,117	$6,494	$2,427	$142	$315	$12,200
Charge-offs	(210)	(37)	(373)		(85)		(705)
Recoveries	57		3	2	45		107
Provisions	(136)	(327)	241	(571)	9	49	(735)

Ending balance	$1,416	$753	$6,365	$1,858	$111	$364	$10,867

		Real Estate
June 30, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2020	$1,671	$695	$3,917	$1,713	$152	$103	$8,251
Charge-offs			(501)	(2)	(71)		(574)
Recoveries	7		2	1	37		47
Provisions	7	46	1,660	358	44	(103)	2,012

Ending balance	$1,685	$741	$5,078	$2,070	$162	$	$9,736

		Real Estate
June 30, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2020	$1,953	$473	$3,115	$1,820	$155	$	$7,516
Charge-offs	(899)		(595)	(2)	(201)		(1,697)
Recoveries	9		2	1	93		105
Provisions	622	268	2,556	251	115		3,812

Ending balance	$1,685	$741	$5,078	$2,070	$162	$	$9,736

The allocation of the allowance for loan losses and related loans by classifications of loans at June 30, 2021 and December 31, 2020 is summarized as follows:

			Real Estate
June 30, 2021	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,416		$753		$6,365		$1,858		$111		$364		$10,867

Ending balance:
individually evaluated for impairment						95								95

Ending balance:
collectively evaluated for impairment		1,416		753		6,270		1,858		111		364		10,772

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$197,287		$55,500		$502,471		$187,479		$6,003	$			$948,740

Ending balance:
individually evaluated for impairment		974		957		6,284		2,355						10,570

Ending balance:
collectively evaluated for impairment		196,313		54,543		495,870		184,978		6,003				937,707

Ending balance:
purchased credit impaired loans	$		$			$317		$146	$		$			$463

			Real Estate
December 31, 2020	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,705		$1,117		$6,494		$2,427		$142		$315		$12,200

Ending balance:
individually evaluated for impairment

Ending balance:
collectively evaluated for impairment		1,705		1,117		6,494		2,427		142		315		12,200

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loan’s receivable:
Ending balance		$359,080		$73,402		$502,495		$197,596		$6,666	$			$1,139,239

Ending balance:
individually evaluated for impairment		1,565				6,444		2,494						10,503

Ending balance:
collectively evaluated for impairment		357,515		73,402		495,674		194,939		6,666				1,128,196

Ending balance:
purchased credit impaired loans	$		$			$377		$163	$		$			$540

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

The following tables present the major classifications of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2021 and December 31, 2020:

June 30, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$193,190	$2,763	$1,334	$	$197,287
Real estate:
Construction	47,732		7,768		55,500
Commercial	450,523	26,162	25,786		502,471
Residential	183,751	1,122	2,606		187,479
Consumer	6,003				6,003

Total	$881,199	$30,047	$37,494	$	$948,740

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$353,758	$3,147	$2,175	$	$359,080
Real estate:
Construction	63,838	1,817	7,747		73,402
Commercial	451,190	29,180	22,125		502,495
Residential	191,775	2,670	3,151		197,596
Consumer	6,666				6,666

Total	$1,067,227	$36,814	$35,198	$	$1,139,239

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2021 and December 31, 2020. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$82	$15	$		$97	$196,856	$334	$197,287
Real estate:
Construction						54,543	957	55,500
Commercial	92	283			375	501,592	187	502,154
Residential	598	275		87	960	185,455	918	187,333
Consumer	24	7		4	35	5,968		6,003

Total	$796	$580		$91	$1,467	$944,414	$2,396	$948,277

Purchased credit impaired loans								463

Total Loans								$948,740

	Accrual Loans
December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$64	$1	$		$65	$358,496	$519	$359,080
Real estate:
Construction						73,402		73,402
Commercial	1,238	4,063			5,301	496,785	32	502,118
Residential	2,125	2,993		146	5,264	191,299	870	197,433
Consumer	22	20		10	52	6,614		6,666

Total	$3,449	$7,077		$156	$10,682	$1,126,596	$1,421	$1,138,699

Purchased credit impaired loans								540

Total Loans								$1,139,239

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2021 and 2020, and as of and for the year ended, December 31, 2020 by major loan classification:

				This Quarter		Year-to-Date
June 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$974	$974		$1,326	$9	$1,473	$50
Real estate:
Construction	957	957		964		726
Commercial	671	671		793	8	2,322	42
Residential	2,501	2,631		2,521	29	2,560	62
Consumer

Total	5,103	5,233		5,604	46	7,081	154

With an allowance recorded:
Commercial
Real estate:
Construction
Commercial	5,930	5,930	$95	5,950	95	4,476	143
Residential
Consumer

Total	5,930	5,930	95	5,950	95	4,476	143

Commercial	974	974		1,326	9	1,473	50
Real estate:
Construction	957	957		964		726
Commercial	6,601	6,601	95	6,743	103	6,798	185
Residential	2,501	2,631		2,521	29	2,560	62
Consumer

Total	$11,033	$11,163	$95	$11,554	$141	$11,557	$297

	Recorded Investment	Unpaid Principal Balance	Related Allowance	For the Year Ended
December 31, 2020				Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,565	$1,675		$1,356	$416
Real estate:
Construction
Commercial	6,821	6,821		4,392	311
Residential	2,657	2,787		2,493	146
Consumer

Total	11,043	11,283		8,241	873

With an allowance recorded:
Commercial				561
Real estate:
Construction
Commercial				391	65
Residential
Consumer

Total				952	65

Commercial	1,565	1,675		1,917	416
Real estate:
Construction
Commercial	6,821	6,821		4,783	376
Residential	2,657	2,787		2,493	146
Consumer

Total	$11,043	$11,283		$9,193	$938

					This Quarter		Year-to-Date
June 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$2,059	$2,169	$		$1,579	$132	$1,603	$200
Real estate:
Construction
Commercial	9,158	9,659			5,854	19	5,561	66
Residential	2,748	2,878			2,520	81	2,539	106
Consumer

Total	13,965	14,706			9,953	232	9,703	372

With an allowance recorded:
Commercial	121	121		29	121		621
Real estate:
Construction
Commercial					184		391	4
Residential
Consumer

Total	121	121		29	305		1,012	4

Commercial	2,180	2,290		29	1,700	132	2,224	200
Real estate:
Construction
Commercial	9,158	9,659			6,038	19	5,952	70
Residential	2,748	2,878			2,520	81	2,539	106
Consumer

Total	$14,086	$14,827		$29	$10,258	$232	$10,715	$376

For the three and six months ended June 30, interest income related to impaired loans, would have been $21 and $49 in 2021 and $35 and $56 in 2020 had the loans been current and the terms of the loans not been modified.
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
Included in the commercial loan and commercial and residential real estate categories are troubled debt restructures that are classified as impaired. Troubled debt restructures totaled $9,295 at June 30, 2021, $9,985 at December 31, 2020 and $9,988 at June 30, 2020.
There were no loans modified as troubled debt restructures during the three and six months ended June 30, 2021. There were nine loans modified as troubled debt restructures during the second quarter of 2020 and nine loans modified during the six months ended June 30, 2020 totaling $7,817.
During the three and six months ended June 30, 2021, there were no defaults on restructured loans. During the three months ended June 30, 2020, there were no defaults on loans restructured and one default on a restructured loan totaling $368 during the six months ended June 30, 2020.

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
Distribution of
off-balance
sheet commitments

	June 30, 2021	December 31, 2020
Unused portions of lines of credit	$102,141	$92,848
Construction loans	14,320	24,751
Commitments to extend credit	12,797	10,275
Deposit overdraft protection	18,031	18,117
Standby and performance letters of credit	7,274	6,577

Total	$154,563	$152,568

The Company’s exposure to credit loss in the event of nonperformance by the other party to the off-balance
sheet financial instruments is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance
sheet instruments. We record a valuation allowance for
off-balance
sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $93 at June 30, 2021 and December 31, 2020, respectively. We do not anticipate that losses, if any, that may occur as a result of funding off-balance
sheet commitments, would have a material adverse effect on our operating results or financial position.
6. Other assets:
The components of other assets at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Other real estate owned	$219	$422
Bank owned life insurance	31,821	31,425
Restricted equity securities	1,968	1,759
Deferred tax assets	3,621	3,907
Lease right-of-use assets	1,598	2,278
Other assets	9,271	8,629

Total	$48,498	$48,420

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
Interest rate swap hedges
: The fair value of interest rate swaps is based on an external derivative model using input data of the valuation date.
Assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
June 30, 2021	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$9,689	$9,689	$
State and Municipals:
Taxable	23,213		23,213
Tax-exempt	43,887		43,887
Mortgage-backed securities:
U.S. Government agencies	38,090		38,090
U.S. Government-sponsored enterprises	17,945		17,945
Corporate debt obligations	15,224		15,224

Total	$148,048	$9,689	$138,359

Interest rate swap hedge	$545		$545

December 31, 2020	Fair Value Measurement Using
	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$22,574		$22,574
Tax-exempt	18,395		18,395
Mortgage-backed securities:
U.S. Government agencies	26,991		26,991
U.S. Government-sponsored enterprises	25,052		25,052
Corporate debt obligations	10,683		10,683

Total	$103,695		$103,695

Interest rate swap hedge	$172		$172

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
Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
June 30, 2021	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$219			$219
Impaired loans, net of related allowance	5,835			5,835

Total	$6,054			$6,054

December 31, 2020	Fair Value Measurement Using
	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$422			$422

Total	$422			$422

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at June 30, 2021 and December 31, 2020.

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2021	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$219	Appraisal of collateral	Appraisal adjustments	0.0% to 3.0% (3.0%)
			Liquidation expenses	10.0% to 10.0% (10.0%)
Impaired loans	5,835	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0%)
			Liquidation expenses	7.0% to 7.0% (7.0%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$422	Appraisal of collateral	Appraisal adjustments	20.0% to 14.0% (8.4%)
			Liquidation expenses	10.0% to 10.0% (10.0%)

The carrying and fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020 and their placement within the fair value hierarchy are as follows:

	Carrying Amount	Fair Value Hierarchy
June 30, 2021		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$57,508	$57,508	$57,508
Investment securities	148,048	148,048	9,689	$138,359
Loans held for sale	180	180		180
Net loan s	937,873	921,600			$921,600
Accrued interest receivable	3,532	3,532		911	2,621
Restricted equity securities	1,968	1,968
Interest rate swap hedges	545	545		545
Financial liabilities:
Deposits	$1,044,515	$1,046,218		$1,046,218
Long-term debt	51,956	54,970		54,970
Accrued interest payable	504	504		504

	Carrying Amount	Fair Value Hierarchy
December 31, 2020		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$49,781	$49,781	$49,781
Investment securities available-for-sale	103,695	103,695		$103,695
Loans held for sale	4,338	4,338		4,338
Net loan s	1,127,039	1,116,618			$1,116,618
Accrued interest receivable	4,216	4,216		578	3,638
Restricted equity securities	1,759	1,759
Interest rate swap hedges	172	172		172
Financial liabilities:
Deposits	$1,015,460	$1,018,529		$1,018,529
Long-term debt	228,765	231,748		231,748
Accrued interest payable	1,038	1,038		1,038
8. Subsequent Events:
In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred from the date of the financial statements through the date these consolidated financial statements were issued. On June 30, 2021, Riverview entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mid Penn Bancorp, Inc. (“Mid Penn”) pursuant to which Riverview will merge with and into Mid Penn (the “Merger”), with Mid Penn being the surviving corporation in the Merger. Upon consummation of the Merger, Riverview Bank, a wholly-owned subsidiary of Riverview, will be merged with and into Mid Penn Bank, a wholly-owned subsidiary of Mid Penn, with Mid Penn Bank being the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the boards of directors of Mid Penn and Riverview. The Merger is expected to close in the fourth quarter of 2021.

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
Operating Environment:
Economic growth measured as gross domestic product (“GDP”), the value of all goods and services produced in the United States, increased at an annualized rate of 6.5% in the second quarter of 2021. This was an increase over the 6.3% growth realized in the first quarter of 2021 and shows a continued recovery from
COVID-19
related contractions indicating government stimulus programs continue to provide forward momentum. Increases were seen in personal consumption expenditures, nonresidential fixed investment, exports, and state and local government spending that were partly offset by decreases in private inventory investment, residential fixed investment and federal government spending.

The impact of the virus has been felt nationally and within our primary market area as unemployment rates had been elevated but have since returned to more historically normal levels. The unemployment rate is now substantially lower for the United States and the Commonwealth of Pennsylvania and was 5.9% and 6.4%, respectively, in June 2021 compared to 11.1% and 13.2%, respectively, in June 2020. The average unemployment rate for counties in our market area decreased to 6.2% in June 2021 compared to 12.2% in June 2021. The resulting impacts of the pandemic and subsequent government stimulus programs on consumer and business customers has caused changes in consumer and business spending, borrowing needs, and saving habits. This has also affected the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers and delinquency rates. Our business and consumer customers continue to experience varying degrees of financial distress, but overall, there has been continued improvement and stability in credit quality metrics associated with our loan portfolio.
Inflationary pressures continue to increase even as Federal stimulus programs reduce economic impact payments which had provided funds to the personal and business sectors. The Personal Consumption Expenditures (“PCE”) index, excluding food and energy prices, increased 6.4% in the second quarter of 2021 compared to 2.7% in the first quarter of 2021. While stimulus payments have helped to increase demand by providing cash to consumers and businesses, supply-side limitations have reduced availability of goods and have helped increase prices on certain goods, all which will have an impact on future Federal Open Market Committee (“FOMC”) actions related to short-term interest rates. Prior year monetary policy actions by the FOMC to decrease the target Federal Funds rate to a range of 0% to 0.25% have adversely impacted the Company’s net interest margin and will continue to compress earnings on earning assets.
On June 30, 2021, Riverview entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mid Penn Bancorp, Inc. (“Mid Penn”) pursuant to which Riverview will merge with and into Mid Penn (the “Merger”), with Mid Penn being the surviving corporation in the Merger. Upon consummation of the Merger, Riverview Bank, a wholly-owned subsidiary of Riverview, will be merged with and into Mid Penn Bank, a wholly-owned subsidiary of Mid Penn, with Mid Penn Bank being the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the boards of directors of Mid Penn and Riverview. The Merger is expected to close in the fourth quarter of 2021. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of common stock of Riverview will be converted into 0.4833 shares of Mid Penn common stock, subject to the payment of cash in lieu of fractional shares. For additional information related to the Merger and Merger Agreement refer to the Securities and Exchange Commission Report filed by Riverview on July 2, 2021.
Review of Financial Position:
Total assets decreased $142,813 to $1,214,741 at June 30, 2021, from $1,357,554 at December 31, 2020. Loans, net, decreased to $948,740 at June 30, 2021, compared to $1,139,239 at December 31, 2020, a decrease of $190,499. The decrease in loans was due primarily to SBA forgiveness payments on PPP loans. Approximately 75.0%, amounting to $188,866 of outstanding PPP loans at December 31, 2020, were forgiven in the first half of 2021. Business lending, including commercial and commercial real estate loans, decreased $161,817, retail lending, including residential mortgages and consumer loans, decreased $10,780, and construction lending decreased $17,902 during the six months ended June 30, 2021. Investment securities increased $44,353, or 42.8%, in the six months ended June 30, 2021. Noninterest-bearing deposits increased $10,293, while interest-bearing deposits increased $18,762 during the six months ended June 30, 2021. Total stockholders’ equity increased $6,933, to $104,365 at June 30, 2021 from $97,432 at year-end
2020. The increase in stockholders’ equity was caused primarily by the recognition of net income offset partially by a change in accumulated other comprehensive income. For the six months ended June 30, 2021, total assets averaged $1,338,729, an increase of $149,643 from $1,189,086 for the same period in 2020.
Investment Portfolio:
The Company’s entire investment portfolio is held as
available-for-sale,
which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale
totaled $148,048 at June 30, 2021, an increase of $44,353, or 42.8%, from $103,695 at December 31, 2020. Activity in the investment portfolio during the first half of 2021, included purchases of $74,503, sales of $19,519 and repayments of $8,056. As a result of modest loan demand in the first six months of 2021, excess funds from SBA forgiveness were utilized to increase the investment portfolio. Purchases consisted of $19,391 of U.S. Treasury securities, $8,000 of corporate bonds, and $14,553 of U. S. Government mortgage-backed securities and $32,559 of state and municipal obligations. The tax-equivalent
yield on the bonds purchased in the first six months of 2021 was 1.73%. In an effort to reduce interest rate risk, we sold $9,622 of U.S. Treasury securities, $3,482 of corporate bonds, $4,334 of tax-exempt
state and municipal obligations and $2,081 of U.S. Government-sponsored enterprises. The net gain on the sale amounted to $273 in the six months ended June 30, 2021 compared to a net gain of $815 recognized for the same period last year.
For the six months ended June 30, 2021, the investment portfolio averaged $141,404, an increase of $67,054 compared to $74,350 for the same period last year. The tax-equivalent
yield on the investment portfolio decreased 85 basis points to 2.03% for the six months ended June 30, 2021, from 2.88% for the comparable period of 2020.
Securities
available-for-sale
are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized losses of $61, net of deferred income tax of $13 at June 30, 2021, and net unrealized gains of $1,962, net of deferred income taxes of $412 at December 31, 2020. The change in the unrealized holding gain was the result of increases in general market rates.

Loan Portfolio:
Loans, net, decreased to $948,740 at June 30, 2021 from $1,139,239 at December 31, 2020, a decrease of $190,499, or 16.7%. The decrease in the loan portfolio was attributable to forgiveness payments on PPP loans totaling $188,866 and a decrease in organic loan growth of $21,093, offset partially by the origination of PPP loans of $19,460. Business loans, including commercial and commercial real estate loans, decreased $161,817, or 18.8%, to $699,758 at June 30, 2021 from $861,575 at December 31, 2020. Retail loans, including residential real estate and consumer loans, decreased $10,780, or 5.3%, to $193,482 at June 30, 2021 from $204,262 at December 31, 2020. Construction lending decreased $17,902, or 24.4%, to $55,500 at June 30, 2021 from $73,402 at December 31, 2020. PPP loans, net of unearned loan fees, totaled $82,404 at June 30, 2021 and $251,810 at December 31, 2020.
For the six months ended June 30, 2021, loans averaged $1,074,211, an increase of $99,059 compared to $975,152 for the same period in 2020. The tax-equivalent
yield on the loan portfolio was 4.19% for the six months ended June 30, 2021, a 14 basis point decrease from 4.33% for the comparable period last year. The continuation of the low interest rate environment caused a decline in loan yield as higher yields from payments and prepayments on existing loans are replaced by lower yields originated on new and refinanced loans. Concerns about the spread of
COVID-19
and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the Federal Open Market Committee of the Federal Reserve Board to aggressively cut the target Federal Funds rate by
150-basis
points in the first half of 2020. Loan accretion included in loan interest income in the first six months of 2021 related to acquired loans was $58 compared to $292 for the same period in 2020. The yield earned on PPP loans from interest and fees increased to 4.47% for the six months ended June 30, 2021 due an acceleration in the recognition in fees from higher levels of loan forgiveness as compared to 2.48% for the same period in 2020.
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
The contractual amounts of
off-balance
sheet commitments at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Unused portions of lines of credit	$102,141	$92,848
Construction loans	14,320	24,751
Commitments to extend credit	12,797	10,275
Deposit overdraft protection	18,031	18,117
Standby and performance letters of credit	7,274	6,577

Total	$154,563	$152,568

Asset Quality:
National, Pennsylvania and our market area unemployment rates at June 30, 2021 and 2020 are summarized as follows:

	2021	2020
United States	5.9%	11.1%
Pennsylvania	6.4%	13.2%
Berks County	6.7%	13.9%
Blair County	6.0%	11.6%
Bucks County	5.3%	12.8%
Centre County	5.2%	8.5%
Clearfield County	7.0%	11.6%
Dauphin County	6.4%	13.5%
Huntingdon County	6.7%	13.8%
Lebanon County	5.6%	12.0%
Lehigh County	7.1%	14.7%
Lycoming County	6.5%	11.5%
Perry County	4.7%	9.6%
Schuylkill County	6.6%	12.7%

Unemployment rates have improved substantially since the onset of the pandemic and are significantly better at the end of the second quarter of 2021 compared to the end of second quarter of 2021 for the Nation, Commonwealth of Pennsylvania and within every county in which we have branch locations. The average unemployment rate for all our counties decreased to 5.5% in June 2021 from 12.2% in June 2020. The lowest unemployment rate in 2021 for all the counties we serve was 4.7% which was in Perry County, and the highest recorded rate being 7.1% in Lehigh County. High levels or increases in unemployment rates may have a negative impact on economic growth within these areas and could have a corresponding effect on our business by decreasing loan demand and weakening asset quality.
Nonperforming assets increased $20 to $11,982 at June 30, 2021 from $11,962 at December 31, 2020. The increase resulted from a $975 increase in nonaccrual loans, which was offset by reductions of $687 in accruing restructured loans, $203 in other real estate owned and $65 in accruing loans past due 90 days or more. The increase in nonaccrual loans was due to increases of $155 in commercial real estate loans, $957 in construction loans, and $48 in residential loans partially offset by a reduction of $185 in commercial loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.26% at June 30, 2021 compared to 1.05% at December 31, 2020. Nonperforming assets decreased $1,169 in the second quarter of 2021 due to reductions of $432 in nonaccrual loans, $663 in accruing restructured loans and $74 in accruing loans past due 90 days or more.
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
As of June 30, 2021, seven loans with outstanding balances totaling $5,956, or 0.6% of total loans, were deferring loan payments compared to 19 loans with outstanding balances totaling $21,854, or 1.9% of total loans at December 31, 2020. We have experienced significant reductions in the number and amount of modified loans under this program since its inception in the second quarter of 2020. In comparison, as of June 30, 2020, we had outstanding modifications to consumer and commercial customers for 501 loans totaling $256,422, or 22.0%, of total loans. Depending on the circumstances and request from the borrower, modifications were made to defer all payments for loans requiring principal and interest payments, or to defer principal payments only and continue to collect interest payments, or to defer all interest payments for loans requiring interest only payments.
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
The allowance for loan losses decreased $1,333 to $10,867 at June 30, 2021, from $12,200 at the end of 2020 as a result of recognizing a recovery of provision for loan losses and net charge offs. We recognized a $735 recovery of provision for loan losses in the second quarter of 2021 due to experiencing continued stability in the credit quality of the loan portfolio since the onset of the pandemic, as well as evidence of an overall mitigation of related risks factors. As a result of the uncertainty of the magnitude and longevity of the impact of
COVID-19,
the Company bolstered its allowance for loan losses through additional provisions totaling

$6,282 in 2020 due primarily to increased qualitative factors for the economy and concentrations in industries specifically affected by the virus. Current national and local economic conditions reflect a more stable economic climate in 2021 compared with the previous year. The Company was able to decrease its qualitative factors in the second quarter based on the remaining low number of CARES Act payment deferrals, improvements in industries most likely to be affected by the pandemic, and continued stability in the credit quality metrics of the loan portfolio. For the six months ended June 30, net charge offs were $598, or 0.11% of average loans outstanding in 2021 compared to $1,592, or 0.33% of average loans outstanding for the same period in 2020.
Deposits:
We attract the majority of our deposits from within our
12-county
market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and individual retirement accounts. For the six months ended June 30, 2021, total deposits increased $29,055 to $1,044,515 from $1,015,460 at December 31, 2020. The increase was due to the successful acquisition of a municipal relationship in the first six months of 2021. Noninterest-bearing transaction accounts increased $10,293, while interest-bearing accounts increased $18,762. Specifically, interest-bearing transaction accounts, including money market, NOW and savings, increased $47,700 and time deposits, including certificates of deposit and individual retirement accounts decreased $28,938 for the six months ended June 30, 2021.
For the six months ended June 30, interest-bearing deposits averaged $871,397 in 2021 compared to $816,298 in 2020. The cost of interest-bearing deposits was 0.40% in 2021 compared to 0.78% in 2020. Consistent with recent FOMC actions to keep short-term rates at a historically low level due to the onset of
COVID-19,
we took action to lower deposit rates to fend off net interest margin contraction due to changes in loan yields as payments on higher earning existing loans are replaced by lower yields originated on new and refinanced loans. We anticipate deposit costs to continue to decrease in the short term based on the continued market rate impact of FOMC actions.
On May 21, 2021, Riverview Bank, the wholly-owned subsidiary of Riverview Financial Corporation, completed its previously announced branch sale to AmeriServ Financial Bank, whereby AmeriServ Financial Bank acquired the branch office and deposit customers of Citizens Neighborhood Bank (“CNB”), an operating division of Riverview Bank, located in Meyersdale, Pennsylvania, as well as the deposit customers of CNB’s leased branch office in the Borough of Somerset, Pennsylvania. The transferred deposits totaled $42,191 and were acquired for a 3.71% deposit premium amounting to $1,602.
Borrowings:
The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.
Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from Atlantic Community Bankers Bank (“ACBB”), Pacific Community Bankers Bank (“PCBB”) and the FHLB. At June 30, 2021 and December 31, 2020, we did not have any short-term borrowings outstanding.
Long-term debt totaled $51,956 at June 30, 2021 as compared to $228,765 at December 31, 2020. The large decrease in long-term debt is attributable to the payoff of all existing advances taken through the Federal Reserve Bank’s PPPLF, whereby loans originated through the PPP program were pledged as security to facilitate advancements made through the program. For the six months ended June 30, long-term debt averaged $167,378 in 2021 and $67,346 in 2020. The average cost of long-term debt was 1.48% for the six months ended June 30, 2021, an increase from 1.04% for the same period last year.
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
Our cumulative
one-year
RSA/RSL ratio equaled 1.68 at June 30, 2021. Given the recent monetary policy actions of the FOMC based on uncertainty surrounding the timing of the recovery from the pandemic and the potential for rates to remain at these low levels, the focus of ALCO has been to reduce our exposure to the effects of repricing assets.
The current position at June 30, 2021, indicates that the amount of RSA repricing within one year would exceed that of RSL, with declining rates causing a slight decrease in net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Given an instantaneous and parallel shift in interest rates of plus and minus 100 basis points, our projected net interest income for the 12 months ending June 30, 2021, would increase 6.2% and decrease 5.0% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments to manage our IRR position.
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
As a result of the onset of the
COVID-19
pandemic, we have placed increased emphasis on solidifying, monitoring, and managing our liquidity position. We believe our liquidity position is strong. At June 30, 2021, we had available liquidity of $57,508 from cash and interest-bearing balances with other banks. Our investment securities portfolio is comprised primarily of highly liquid U.S. Government and Government-Sponsored Enterprises and high credit quality municipal securities. At June 30, 2021, available-for-sale
investment securities totaled $148,048. Our secondary sources of liquidity consist of the available borrowing capacity at the Federal Home Loan Bank (“FHLB”), Atlantic Community Bankers Bank (“ACBB”) and Pacific Coast Bankers Bank (“PCBB”). At June 30, 2021, our available borrowing capacity was $362,318 at the FHLB, $10,000 at ACBB and $50,000 at PCBB.
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
We employ several analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2021. Our noncore funds at June 30, 2021 were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered highly volatile. At June 30, 2021, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 1.99%, while our net short-term noncore funding ratio, noncore funds maturing within one-year,
less short-term investments to assets equaled 3.71%. Comparatively, our net noncore dependence ratio was 14.60% while our net short-term noncore funding ratio was 0.94% at year-end.
The decrease in the net noncore funding dependence ratio is associated with reductions in PPPLF borrowing. Although we experienced an increase in the short-term noncore funding ratio, it remains below peers.
The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing, and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $7,727 during the six months ended June 30, 2021 as compared with a decrease of $7,120 for the same period last year. For the six months ended June 30, 2021, we realized net cash inflows of $10,666 from operating activities and $143,042 from investing activities offset partially by net cash outflows of $145,981 from financing activities. For the six months ended June 30, 2020, we realized net cash outflows of $273 from operating activities and $298,477 from investing activities offset partially by a net cash inflows of $291,630 from financing activities.
Operating activities provided net cash of $10,666 for the six months ended June 30, 2021 compared to the use of net cash $273 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation, amortization, and the provision for loan losses, is the primary source of funds from operations.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $143,042 for the six months ended June 30, 2021. For the comparable period in 2020, investing activities used net cash of $298,477. For the six months ended June 30, 2021, loan forgiveness from PPP loans offset by purchases of investment securities available-for-sale
were the primary factors for the net cash used in investing activities. For the comparable period of 2020, loan originations more than offset net proceeds received on the sale of investment securities available-for-sale.
Financing activities used net cash of $145,981 for the six months ended June 30, 2021 and provided net cash of $291,630 for the same period last year. Liquidity generated through funds from deposit gathering were more than offset by repayments on long-term debt from the Federal Reserve Bank’s PPPLF secured borrowing arrangement for the purpose of financing PPP loans in 2021. Proceeds received on borrowings from the PPPLF program was the major factor for the net funds provided from financing activities in 2020. Transfer of deposits in sale totaled $42,191 during the six months ended June 30, 2021 as a noncash item.
We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.
Capital:
Stockholders’ equity totaled $104,365, or $11.15 per share, at June 30, 2021, and $97,432, or $10.47 per share, at December 31, 2020. The net increase in stockholders’ equity in the six months ended June 30, 2021 was primarily a result of the recognition of net income offset by a change in other accumulated comprehensive income.

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
As of June 30, 2021 and December 31, 2020, the Bank was categorized as well capitalized. Listed in the table below is a comparison of the Bank’s actual capital amounts with the minimum requirements for well capitalized banks, as defined above.

	Actual		Minimum Regulatory Capital Ratios under Basel III			Well Capitalized under Basel III
June 30, 2021:	Amount	Ratio	Amount	Ratio		Amount	Ratio
CBLR Framework
Tier 1 capital (to average total assets): (i.e., leverage ratio)	$123,876	10.0%	(1)		(1)	$105,188	≥	8.5%

	Actual		Minimum Regulatory Capital Ratios under Basel III			Well Capitalized under Basel III
December 31, 2020:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$126,108	14.2%	$93,462	≥	10.5%	$89,011	≥	10.0%
Tier 1 capital (to risk-weighted assets)	114,967	12.9%	75,659	≥	8.5%	71,209	≥	8.0%
Common equity tier 1 risk-based capital (to risk-weighted assets)	114,967	12.9%	62,308	≥	7.0%	57,857	≥	6.5%
Tier 1 capital (to average total assets)	114,967	9.8%	47,102	≥	4.0%	58,877	≥	5.0%

(1)	Under the CBLR Framework, capital adequacy amounts and ratios are not applicable as qualifying depositary institutions are evaluated solely on whether or not they are well capitalized.
In light of the pandemic crisis and its potential adverse impact on capital adequacy within the financial industry, maintaining a high level of capital is of extreme importance to federal regulators as well as our management and Board of Directors. Our asset liability committee continually reviews our capital position. As part of its review, the ALCO considers:

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
Regulatory bodies recently issued guidance reminding bank management of the importance of taking capital preservation actions in these uncertain economic times and encouraging management to remain vigilant on how the current environment impacts their organization’s financial performance, need for capital, and ability to serve customers and communities throughout this crisis. In response to this guidance, the Board of Directors of Riverview decided on July 23, 2020, to suspend the payment of dividends in order to conserve capital. In concert with this guidance, on October 6, 2020, the Company completed the issuance of $25,000 in subordinated debt at the bank holding company, which will be used to support the Bank on an as-needed
basis. Subsequent to the issuance in the fourth quarter of 2020, management determined to downstream $15,000 of the available $25,000 from the bank holding company to the Bank in the form of additional capital.
Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at June 30, 2021 and December 31, 2020. There are no conditions or negative events since this notification that we believe have changed the Bank’s well capitalized status.
Review of Financial Performance:
We reported net income of $7,840, or $0.84 per basic and diluted weighted average common share, for the six months ended June 30, 2021, compared to a net loss of $23,489, or $(2.54) per basic and diluted weighted average common share, for the same period last year. For the second quarter ended June 30, net income was $4,780 or $0.51 per basic and diluted weighted average common share in 2021 as compared to a net loss of $24,122, or $(2.61) per basic and diluted weighted average common share in 2020.
Major factors impacting 2021 earnings included the acceleration of income earned on PPP loans, the recognition of a deposit premium on branch sales and the recovery of provision for loan losses. During the first half of 2021, SBA forgiveness of PPP loans increased causing an acceleration in the recognition of fees as these loans were paid off. Approximately 75.0%, amounting to $188,866 of the outstanding PPP loans at December 31, 2020, were forgiven in the first half of 2021. Net interest income generated from PPP loans totaled $2,724 in the second quarter of 2021 and $4,136 in the first half of 2021. On May 21, 2021, the Company completed the sale of the branch office located in Meyersdale and related liabilities of the Meyersdale and Somerset branches, resulting in the recognition of $1,602 of noninterest income in the form of a deposit premium. As aforementioned, the $735 recapture of the provision for loan losses was a result of waning risk factors associated with the continued recovery from the impact of the pandemic, coupled with credit portfolio performance trends.
The major factors causing the reported net losses of $24,122 for the three months and $23,489 for the six months ended June 30, 2020 were a non-cash
charge related to the recognition of goodwill impairment and an increase in the provision for loan losses, both stemming from the
COVID-19
pandemic. The goodwill impairment of $24,754 had no impact on tangible book value, regulatory capital ratios, liquidity and the Company’s cash balances. For the three and six months ended June 30, 2020, the provisions for loan losses totaled $2,012 and $3,856, respectively.
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
For the six months ended June 30,
tax-equivalent
net interest income increased $2,202 to $20,800 in 2021 from $18,598 in 2020. The increase in tax-equivalent
net interest income was primarily attributable to recognizing interest income of $4,136 in the first half of 2021 on PPP loans as compared to $1,022 for the same period last year. The tax-equivalent
net interest margin for the six months ended June 30 was 3.31% in 2021 compared to 3.43% in 2020. The net interest spread decreased to 3.21% for the six months ended June 30, 2021 from 3.29% for the six months ended June 30, 2020. Partially offsetting the negative impact of the reduction in the net interest margin was a net increase in the volume of average earning assets as compared to the increase in average interest-bearing liabilities. Overall, average earning assets increased $177,618 while average interest-bearing liabilities increased $140,428 comparing the six months ended June 30, 2021 and 2020.
For the six months ended June 30,
tax-equivalent
interest income increased $1,618, to $23,776 in 2021 from $22,158 in 2020. An unfavorable rate variance due to reductions in market rates and decreases in loan accretion income was more than offset by a favorable volume variance primarily caused by the addition of PPP loans. Loan accretion income was $58 for the six months of 2021 compared to $292 for the same period in 2020. Specifically, the overall yield on earning assets, on a fully tax-equivalent
basis, decreased for the six months ended June 30, to 3.79% in 2021 from 4.09% in 2020. With respect to the volume variance, average earning assets increased $177,618 to $1,266,452 in 2021 from $1,088,834 in 2020.
Tax-equivalent
loan income increased $1,337 in 2021 due to PPP fee acceleration. The increase in average investments of $67,054 in 2021 was the primary cause of the $358 increase in tax-equivalent
interest income on investments.
Total interest expense decreased $584 to $2,976 for the six months ended June 30, 2021 from $3,560 for the six months ended June 30, 2020. Reductions in fund costs more than offset increases in average volumes on interest-bearing liabilities. Comparing the first six months of 2021 and 2020, the weighted average cost of funds decreased 22 basis points to 0.58% from 0.80% while the average volume of interest-bearing liabilities increased $140,428 to $1,038,775 from $898,347. Money market, NOW account and time deposit costs declined 32, 23 and 41 basis points, respectively, and were the major causes in lowering interest expense on deposits. The average volume and weighted average yield for long-term debt for the six months ended June 30, 2021 were $167,378 and 1.48%, compared to $67,346 and 1.04% for the same period in 2020.
For the three months ended June 30,
tax-equivalent
net interest income increased $1,351 to $11,103 in 2021 from $9,752 in 2020. The increase in tax-equivalent
net interest income was attributable to an acceleration in the recognition of fees earned on forgiven PPP loans. Average earning assets increased $50,812 while average earning liabilities increased $15,582 comparing the second quarters of 2021 and 2020. The tax-equivalent
net interest margin for the three months ended June 30, was 3.59% in 2021 compared to 3.29% in 2020. The net interest spread increased to 3.48% for the three months ended June 30, 2021 from 3.18% for the three months ended June 30, 2020.
For the three months ended June 30,
tax-equivalent
interest income increased $1,115, to $12,510 in 2021 from $11,395 in 2020. The overall yield on earning assets, on a fully tax-equivalent
basis, increased 19 basis points for the three months ended June 30, 2021 to 4.04% as compared to 3.85% for the three months ended June 30, 2020. This increase was a result of the acceleration in the recognition of fees earned on forgiven PPP loans. Average loans decreased $49,477 comparing the second quarters of 2021 and 2020 primarily due to reductions in PPP loans. The tax-equivalent
yield on the loan portfolio was 4.60% for the three months ended June 30, 2021 compared to 4.08% for the same period last year. The combined impact of rate and volume variances caused an overall increase of $858 in interest earned on loans. The yield earned on investments decreased 94 basis points for the second quarter of 2021 to 1.97% from 2.91% for the second quarter of 2020. This combined with average investments increasing to $149,724 for the quarter ended June 30, 2021 compared to $66,672 for the same period in 2020, resulted in an increase in tax-equivalent
interest income of $254. Overall
tax-equivalent
interest earned on investments was $736 for the three months ended June 30, 2021 compared to $482 for the same period in 2020.

Total interest expense decreased $236 to $1,407 for the three months ended June 30, 2021 from $1,643 for the three months ended June 30, 2020. A favorable rate variance was the primary cause of the improvement in fund costs. The cost of funds decreased to 0.56% for the three months ended June 30, 2021 as compared to 0.67% for the same period in 2020. The average volume of interest-bearing liabilities increased to $1,004,386 for the three months ended June 30, 2021 from $988,804 for the three months ended June 30, 2020. Average interest-bearing deposits increased $41,433 to $878,945 for the second quarter of 2021 from $837,512 for the same period last year. Average long-term debt increased to $125,441 for the second quarter of 2021 from $122,875 for the same period last year.

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

	Six months ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$1,045,249	$21,877	4.22%	$939,993	$20,384	4.36%
Tax exempt	28,962	453	3.15%	35,159	609	3.48%
Investments
Taxable	98,410	1,047	2.15%	67,815	931	2.76%
Tax exempt	42,994	375	1.76%	6,535	133	4.09%
Interest bearing deposits	50,837	24	0.10%	39,332	101	0.52%

Total earning assets	1,266,452	23,776	3.79%	1,088,834	22,158	4.09%
Less: allowance for loan losses	12,144			7,754
Other assets	84,421			108,006

Total assets	1,338,729			1,189,086

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$152,365	$83	0.11%	$109,502	$234	0.43%
NOW accounts	322,807	168	0.10%	281,703	460	0.33%
Savings accounts	169,319	59	0.07%	138,501	88	0.13%
Time deposits	226,906	1,435	1.28%	286,592	2,402	1.69%
Short term borrowings				14,703	28	0.38%
Long-term debt	167,378	1,231	1.48%	67,346	348	1.04%

Total interest-bearing liabilities	1,038,775	2,976	0.58%	898,347	3,560	0.80%
Non-interest-bearing demand deposits	185,729			158,065
Other liabilities	13,972			13,365
Stockholders’ equity	100,253			119,309

Total liabilities and stockholders’ equity	$1,338,729			$1,189,086

Net interest income/spread		$20,800	3.21%		$18,598	3.29%

Net interest margin			3.31%			3.43%
Tax-equivalent adjustments:
Loans		$95			$128
Investments		79			28

Total adjustments		$174			$156

Provision for Loan Losses:
We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2021.
We recognized a recovery of provision for loan losses totaling $735 for the six months ended June 30, 2021, compared to a provision for loan losses of $3,812 in 2020. For the quarter ended June 30, the recovery of provision for loan losses was $735 in 2021 compared to a provision for loan losses of $2,012 in 2020. The Company was able to decrease its qualitative factors in 2021 based on the remaining low number of CARES Act payment deferrals, improvements in industries most likely to be affected by the pandemic, and continued stability in the credit quality metrics of the loan portfolio. Despite the improvements brought on by medical advances, government assistance programs and their positive impacts on employment and consumer and business activity, future credit loss provisions are subject to significant uncertainty as the pandemic recovery continues to unfold. Our future provisions may increase due to the growth of loan delinquencies and charge-offs resulting from
COVID-19
related financial stress.
Noninterest Income:
For the six months ended June 30, noninterest income totaled $6,218 in 2021, an increase of $1,287 from $4,931 in 2020. The increase was primarily attributable to recognizing a $1,602 deposit premium from the sale of deposits of two branch offices and increases of $131 and $36 from trust and wealth management income. Partially offsetting these positive influences were decreases of $542 in gains from the sale of investment securities and $163 in mortgage banking income. Mortgage banking income decreased for the six months ended June 30, 2021 as compared to the same period in 2020 due to a reduction in residential refinancing mortgage activity.
For the quarter ended June 30, noninterest income totaled $3,695 in 2021, an increase of $1,694 from $2,001 in 2020. The primary contributors to the increase were the premium recorded on the deposit sale and increases of $84 and $42 in trust and wealth management income, respectively. Mortgage banking income decreased $206 in the second quarter of 2021 as compared to the second quarter in 2020 due to a reduction in mortgage activity.
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
Noninterest expense decreased $25,255, to $17,911 for the six months ended June 30, 2021, from $43,166 for the same period last year. The decrease was primarily due to writing off the entire amount of goodwill on the books totaling $24,754 in 2020. Excluding this nonrecurring charge, noninterest expense would have decreased $501, or 2.7%, comparing the six months ended June 30, 2021 and 2020. For the six months ended June 30, salaries and employee benefit expenses decreased $80, or 0.8%, to $9,961 in 2021 from $10,041 in 2020. Net occupancy expense decreased $204, or 9.1%, to $2,044 in 2021 from $2,248 in 2020. The primary cause for the decrease in cost was due to branch closures and the sale of two branch offices. Other expenses decreased $131, or 2.3%, to $5,664 in 2021 compared to $5,795 in 2020 as a result of implementing cost savings initiatives in the latter part of 2019.
Noninterest expense decreased to $9,524 for the three months ended June 30, 2021, from $33,954 for the same period last year. The overall decrease was primarily due to writing off the entire amount of goodwill on the books totaling $24,754 in the second quarter of 2020.
Income Taxes:
We recorded an income tax expense of $1,828 for the six months ended June 30, 2021 compared to a tax benefit of $116 for the six months ended June 30, 2020. For the three months ended June 30, we recorded income tax expense of $1,142 in 2021 compared to a tax benefit of $172 in 2020. The effective tax rates were 18.9% and 19.3% for the six and three months ended June 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
At June 30, 2021, the end of the period covered by this Quarterly Report on Form
10-Q,
the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in
Rule 13a-15(e)
under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures at June 30, 2021 were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
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

Date: July 29, 2021

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2021