Form 10-Q
period 2021-09-30
Riverview Financial Corp
filed 2021-11-04
CIK 1590799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2021
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
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 9,361,967 at October 29, 2021.

RIVERVIEW FINANCIAL CORPORATION
FORM 10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements (Unaudited)
Riverview Financial Corporation
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$10,842	$13,511
Interest-bearing deposits in other banks	175,236	36,270
Investment securities available-for-sale	131,705	103,695
Loans held for sale	443	4,338
Loans, net	866,140	1,139,239
Less: allowance for loan losses	10,834	12,200

Net loans	855,306	1,127,039
Premises and equipment, net	16,983	18,147
Accrued interest receivable	2,604	4,216
Intangible assets	1,522	1,918
Other assets	48,152	48,420

Total assets	$1,242,793	$1,357,554

Liabilities:
Deposits:
Noninterest-bearing	$192,556	$173,600
Interest-bearing	877,018	841,860

Total deposits	1,069,574	1,015,460
Short-term borrowings
Long-term debt	52,004	228,765
Accrued interest payable	847	1,038
Other liabilities	12,792	14,859

Total liabilities	1,135,217	1,260,122

Stockholders’ equity:
Common stock: no par value, authorized 20,000,000 shares; September 30, 2021, issued and outstanding 9,361,967 shares; December 31, 2020, issued and outstanding 9,306,442 shares	103,127	102,662
Capital surplus	292	292
Retained earnings (accumulated deficit)	4,498	(6,457)
Accumulated other comprehensive income (loss)	(341)	935

Total stockholders’ equity	107,576	97,432

Total liabilities and stockholders’ equity	$1,242,793	$1,357,554

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2021	2020	2021	2020
Interest income:
Interest and fees on loans:
Taxable	$10,738	$11,265	$32,615	$31,649
Tax-exempt	180	223	538	704
Interest and dividends on investment securities available-for-sale:
Taxable	490	360	1,537	1,291
Tax-exempt	144	71	440	176
Interest on interest-bearing deposits in other banks	40	11	64	112

Total interest income	11,592	11,930	35,194	33,932

Interest expense:
Interest on deposits	746	1,200	2,491	4,384
Interest on short-term borrowings				28
Interest on long-term debt	521	304	1,752	652

Total interest expense	1,267	1,504	4,243	5,064

Net interest income	10,325	10,426	30,951	28,868
(Recovery of) provision for loan losses		1,844	(735)	5,656

Net interest income after (recovery of) provision for loan losses	10,325	8,582	31,686	23,212

Noninterest income:
Service charges, fees and commissions	1,248	1,099	5,477	3,491
Commission and fees on fiduciary activities	250	246	804	669
Wealth management income	264	220	716	636
Mortgage banking income	104	401	440	900
Bank owned life insurance investment income	178	192	552	578
Net gain on sale of investment securities available-for-sale	44		317	815

Total noninterest income	2,088	2,158	8,306	7,089

Noninterest expense:
Salaries and employee benefits expense	4,511	5,411	14,472	15,452
Net occupancy and equipment expense	1,040	1,428	3,084	3,676
Amortization of intangible assets	132	170	396	509
Goodwill impairment				24,754
Net cost (benefit) of operation of other real estate owned	(22)	51	(44)	40
Other expenses	2,933	2,918	8,597	8,713

Total noninterest expense	8,594	9,978	26,505	53,144

Income (loss) before income taxes	3,819	762	13,487	(22,843)
Income tax expense (benefit)	704	67	2,532	(49)

Net income (loss)	3,115	695	10,955	(22,794)

Other comprehensive income:
Unrealized gain (loss) on investment securities available-for-sale	25	114	(1,725)	2,007
Reclassification adjustment for net gain on sale of investment securities available-for-sale included in net income (loss)	(44)		(317)	(815)
Net change in cash flow hedge	54	49	427	11

Other comprehensive income (loss)	35	163	(1,615)	1,203
Income tax expense (benefit) related to other comprehensive income	8	35	(339)	253

Other comprehensive income (loss), net of income taxes	27	128	(1,276)	950

Comprehensive income (loss)	$3,142	$823	$9,679	$(21,844)

Per share data:
Net income (loss):
Basic	$0.33	$0.08	$1.17	$(2.46)
Diluted	$0.33	$0.08	$1.17	$(2.46)
Average common shares outstanding:
Basic	9,361,967	9,273,666	9,353,546	9,248,856
Diluted	9,390,160	9,273,666	9,366,293	9,248,856
See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

For the nine months ended September 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2021	$102,662	$292	$(6,457)	$935	$97,432
Net income			10,955		10,955
Other comprehensive income, net of income taxes				(1,276)	(1,276)
Issuance under ESPP, 401k and Dividend Reinvestment plans	266				266
Stock based compensation	199				199

Balance, September 30, 2021	$103,127	$292	$4,498	$(341)	$107,576

Balance, January 1, 2020	$102,206	$112	$16,140	$(348)	$118,110
Net income (loss)			(22,794)		(22,794)
Other comprehensive income, net of income taxes				950	950
Issuance under ESPP, 401k and Dividend Reinvestment plans	466				466
Stock based compensation		78			78
Dividends declared, $0.15 per share			(1,386)		(1,386)

Balance, September 30, 2020	$102,672	$190	$(8,040)	$602	$95,424

For the three months ended September 30,	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2021	$103,058	$292	$1,383	$(368)	$104,365
Net income			3,115		3,115
Other comprehensive income, net of income taxes				27	27
Issuance under ESPP, 401k and Dividend Reinvestment plans
Stock based compensation	69				69

Balance, September 30, 2021	$103,127	$292	$4,498	$(341)	$107,576

Balance, July 1, 2020	$102,552	$161	$(8,735)	$474	$94,452
Net income			695		695
Other comprehensive income, net of income taxes				128	128
Issuance under ESPP, 401k and Dividend Reinvestment plans	120				120
Stock based compensation		29			29

Balance, September 30, 2020	$102,672	$190	$(8,040)	$602	$95,424

See notes to consolidated financial statements.

Riverview Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2021		2020
Cash flows from operating activities:
Net income (loss)		$10,955		$(22,794)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment		1,021		952
(Recovery of) provision for loan losses		(735)		5,656
Stock based compensation		199		78
Net amortization of investment securities available-for-sale		1,253		559
Net cost (benefit) of operation of other real estate owned		(44)		40
Net gain on sale of investment securities available-for-sale		(317)		(815)
Premium on sale of deposits		(1,602)
Amortization of purchase adjustment on loans		(174)		(592)
Amortization of intangible assets		396		509
Amortization of assumed discount on long-term debt		66		63
Amortization of long-term debt insurance costs		77
Impairment of goodwill				24,754
Deferred income taxes		421		(779)
Proceeds from sale of loans originated for sale		17,301		26,921
Net gain on sale of loans originated for sale		(440)		(900)
Loans originated for sale		(12,966)		(30,487)
Bank owned life insurance investment income		(552)		(578)
Net change in:
Accrued interest receivable		1,612		(804)
Other assets		1,177		2,107
Accrued interest payable		(191)		156
Other liabilities		(2,067)		(1,545)

Net cash provided by operating activities		15,390		2,501

Cash flows from investing activities:
Investment securities available-for-sale:
Purchases		(74,503)		(42,151)
Proceeds from repayments		13,073		8,832
Proceeds from sales		30,442		27,168
Proceeds from the sale of other real estate owned		466		355
Net increase in restricted equity securities		(412)		(837)
Net (increase) decrease in loans		272,642		(312,627)
Purchases of premises and equipment		(19)		(1,519)
Proceeds from sale of premises and equipment		162
Premium paid on bank owned life insurance		(22)		(22)

Net cash provided by (used in) investing activities		241,829		(320,801)

Cash flows from financing activities:
Net increase in deposits		55,716		90,833
Repayment of long-term debt		(176,904)
Proceeds from long-term debt				209,997
Issuance under ESPP, 401k and DRP plans		266		466
Cash dividends paid				(1,386)

Net cash provided by (used in) financing activities		(120,922)		299,910

Net increase (decrease) in cash and cash equivalents		136,297		(18,390)
Cash and cash equivalents—beginning		49,781		50,348

Cash and cash equivalents—ending		$186,078		$31,958

Supplemental disclosures:
Cash paid during the period for:
Interest		$4,434		$4,908

Federal income taxes		$1,700	$

Supplemental schedule of noncash investing and financing activities:
Other real estate acquired in settlement of loans	$			$338

Transfer of deposits in sale		$42,191	$

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
The operating results and financial position of the Company for the three and nine months ended as of September 30, 2021, are not necessarily indicative of the results of operations and financial position that may be expected in the future. This is especially true given the outbreak of the Coronavirus
(“COVID-19”)
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
The components of accumulated other comprehensive income (loss) included in stockholders’ equity at September, 2021 and December 31, 2020 is as follows:
	September 30, 2021	December 31, 2020
Net unrealized gain (loss) on investment securities available-for-sale	$(80)	$1,962
Income tax expense (benefit)	(17)	412

Net of income (loss) taxes	(63)	1,550

Benefit plan adjustments	(951)	(951)
Income tax benefit	(200)	(200)

Net of income taxes	(751)	(751)

Derivative fair value adjustment	599	172
Income tax benefit	126	36

Net of income taxes	473	136

Accumulated other comprehensive income (loss)	$(341)	$935

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2021 and 2020 is as follows:

Three months ended September 30,	2021	2020
Unrealized gain on investment securities available-for-sale	$25	$114
Net gain on the sale of investment securities available-for-sale (1)	(44)
Net change in derivative fair value	54	49

Other comprehensive income before taxes	35	163
Income tax expense	8	35

Other comprehensive income	$27	$128

Nine months ended September 30,	2021	2020
Unrealized gain (loss) on investment securities available-for-sale	$(1,725)	$2,007
Net gain on the sale of investment securities available-for-sale (1)	(317)	(815)
Net change in derivative fair value	427	11

Other comprehensive income (loss) before taxes	(1,615)	1,203
Income tax expense (benefit)	$(339)	253

Other comprehensive income (loss)	$(1,276)	$950

(1)	Represents amounts reclassified out of accumulated other comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

3. Earnings per share:
Basic earnings per share is computed by dividing net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The following table provides a reconciliation between the computation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

Three months ended September 30,	2021	2020
Numerator:
Net income (loss)	$3,115	$695

Denominator:
Basic	9,361,967	9,273,666
Dilutive options	28,193

Diluted	9,390,160	9,273,666

Earnings per share:
Basic	$0.33	$0.08
Diluted	$0.33	$0.08

Nine months ended September 30,	2021	2020
Numerator:
Net income (loss)	$10,955	$(22,794)

Denominator:
Basic	9,353,546	9,248,856
Dilutive options	12,747

Diluted	9,366,293	9,248,856

Earnings per share:
Basic	$1.17	$(2.46)
Diluted	$1.17	$(2.46)
For the three and nine months ended September 30, 2021 there were 18,200 and 68,412 outstanding stock options, respectively, that were excluded from the dilutive earnings per share calculation because their effect was antidilutive. For the three and nine months ended September 30, 2020 there were 172,964 outstanding stock options that were excluded from the dilutive earnings per share calculation because their effect was antidilutive.
4. Investment securities:
The amortized cost and fair value of investment securities
available-for-sale
aggregated by investment category at September 30, 2021 and December 31, 2020 are summarized as follows:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$22,133	$301	$258	$22,176
Tax-exempt	44,196	89	743	43,542
Mortgage-backed securities:
U.S. Government agencies	35,029	680	98	35,611
U.S. Government-sponsored enterprises	15,177	186	24	15,339
Corporate debt obligations	15,250	64	277	15,037

Total	$131,785	$1,320	$1,400	$131,705

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipals:
Taxable	$22,317	$400	$143	$22,574
Tax-exempt	17,988	423	16	18,395
Mortgage-backed securities:
U.S. Government agencies	26,051	940		26,991
U.S. Government-sponsored enterprises	24,627	442	17	25,052
Corporate debt obligations	10,750	56	123	10,683

Total	$101,733	$2,261	$299	$103,695

The maturity distribution of the fair

value, which is the net carrying amount, of the debt securities classified as available-for-sale
at September 30, 2021, is summarized as follows:

September 30, 2021	Fair Value
Within one year	$770
After one but within five years	929
After five but within ten years	22,955
After ten years	56,101

80,755
Mortgage-backed securities	50,950

Total	$131,705

Securities with a fair value of $89,410 and $71,676 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits as required or permitted by law.
Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case
basis. At September 30, 2021 and December 31, 2020, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.
The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipals:
Taxable	$3,453	$60	7,625	$198	$11,078	$258
Tax-exempt	33,175	740	631	3	33,806	743
Mortgage-backed securities:
U.S. Government agencies	13,716	98			13,716	98
U.S. Government-sponsored enterprises	4,650	16	1,013	8	5,663	24
Corporate debt obligations	9,473	277			9,473	277

Total	$64,467	$1,191	$9,269	$209	$73,736	$1,400

	Less Than 12 Months		12 Months or More				Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
State and municipals:
Taxable	$11,586	$143	$		$		$11,586	$143
Tax-exempt	1,737	16					1,737	16
Mortgage-backed securities:
U.S. Government agencies	5,960	17					5,960	17
U.S. Government-sponsored enterprises
Corporate debt obligations				3,378		123	3,378	123

Total	$19,283	$176		$3,378		$123	$22,661	$299

The Company had 59 investment securities, consisting of 10 taxable state and municipal obligations, 32 tax-exempt
state and municipal obligations, four U.S. Government agencies, five U.S. Government-sponsored enterprises and eight corporate debt obligation that were in unrealized loss positions at September 30, 2021. Of these securities, none of the securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, resulting from changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2021. There was no OTTI recognized for the three and nine months ended September 30, 2021 and 2020.
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
5. Loans, net, and allowance for loan losses:
The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2021 and December 31, 2020 are summarized as follows. Net deferred loan costs were $602 at September 30, 2021 and net deferred loan costs were $701 at December 31, 2020.

	September 30, 2021	December 31, 2020
Commercial	$139,375	$359,080
Real estate:
Construction	41,772	73,402
Commercial	497,203	502,495
Residential	181,870	197,596
Consumer	5,920	6,666

Total	$866,140	$1,139,239

The Company participated in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program (“PPP”), a multi-billion dollar specialized low-interest
loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. As of September 30, 2021, the Company had PPP loans totaling $23,579, net of unearned loan fees of $599, included in commercial loans. PPP loans totaled $251,810, net of unearned fees of $5,075 as of December 31, 2020.

The change in the allowance for loan

losses account by major loan classifications for the three and nine months ended September 30, 2021 and 2020 is summarized as follows:

		Real Estate
September 30, 2021	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance, July 1, 2021	$1,416	$753	$6,365	$1,858	$111		$364	$10,867
Charge-offs	(15)			(9)	(33)			(57)
Recoveries	3		5		16			24
Provisions	(202)	(143)	186	131	1		27

Ending balance	$1,202	$610	$6,556	$1,980	$95		$391	$10,834

		Real Estate			Real Estate
September 30, 2021	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance, January 1, 2021	$1,705	$1,117	$6,494	$2,427	$142		$315	$12,200
Charge-offs	(225)	(37)	(373)	(9)	(118)			(762)
Recoveries	60		8	2	61			131
Provisions	(338)	(470)	427	(440)	10		76	(735)

Ending balance	$1,202	$610	$6,556	$1,980	$95		$391	$10,834

		Real Estate
September 30, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance, July 1, 2020	$1,685	$741	$5,078	$2,070	$162	$		$9,736
Charge-offs					(42)			(42)
Recoveries	2		57		27			86
Provisions	173	145	1,015	490	21			1,844

Ending balance	$1,860	$886	$6,150	$2,560	$168	$		$11,624

		Real Estate
September 30, 2020	Commercial	Construction	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance, January 1, 2020	$1,953	$473	$3,115	$1,820	$155	$		$7,516
Charge-offs	(899)		(595)	(2)	(243)			(1,739)
Recoveries	11		59	1	120			191
Provisions	795	413	3,571	741	136			5,656

Ending balance	$1,860	$886	$6,150	$2,560	$168	$		$11,624

The allocation of the allowance for loan losses and related loans by classifications of loans at September 30, 2021 and December 31, 2020 is summarized as follows:

			Real Estate
September 30, 2021	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,202		$610		$6,556		$1,980		$95		$391		$10,834

Ending balance:
individually evaluated for impairment						48								48

Ending balance:
collectively evaluated for impairment		1,202		610		6,508		1,980		95		391		10,786

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loans receivable:
Ending balance		$139,375		$41,772		$497,203		$181,870		$5,920	$			$866,140

Ending balance:
individually evaluated for impairment		608				7,447		2,522						10,577

Ending balance:
collectively evaluated for impairment		138,767		41,772		489,563		179,210		5,920				855,232

Ending balance:
purchased credit impaired loans	$		$			$193		$138	$		$			$331

			Real Estate
December 31, 2020	Commercial		Construction		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$1,705		$1,117		$6,494		$2,427		$142		$315		$12,200

Ending balance:
individually evaluated for impairment

Ending balance:
collectively evaluated for impairment		1,705		1,117		6,494		2,427		142		315		12,200

Ending balance:
purchased credit impaired loans	$		$		$		$		$		$		$

Loan’s receivable:
Ending balance		$359,080		$73,402		$502,495		$197,596		$6,666	$			$1,139,239

Ending balance:
individually evaluated for impairment		1,565				6,444		2,494						10,503

Ending balance:
collectively evaluated for impairment		357,515		73,402		495,674		194,939		6,666				1,128,196

Ending balance:
purchased credit impaired loans	$		$			$377		$163	$		$			$540

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

The following tables present the major classifications

of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2021 and December 31, 2020:

September 30, 2021	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$138,433	$	$942	$	$139,375
Real estate:
Construction	40,092		1,680		41,772
Commercial	450,401	29,197	17,605		497,203
Residential	178,210	1,109	2,551		181,870
Consumer	5,920				5,920

Total	$813,056	$30,306	$22,778	$	$866,140

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$353,758	$3,147	$2,175	$	$359,080
Real estate:
Construction	63,838	1,817	7,747		73,402
Commercial	451,190	29,180	22,125		502,495
Residential	191,775	2,670	3,151		197,596
Consumer	6,666				6,666

Total	$1,067,227	$36,814	$35,198	$	$1,139,239

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2021 and December 31, 2020. Purchase credit impaired (“PCI”) loans are excluded from the aging and nonaccrual loan schedules.

	Accrual Loans
September 30, 2021	30-59 Days Past Due	60-89 Days Past Due		90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$531	$		$		$531	$138,835	$9	$139,375
Real estate:
Construction	185				1,703	1,888	39,884		41,772
Commercial			63			63	495,552	1,395	497,010
Residential	629		252		177	1,058	179,785	889	181,732
Consumer	6		9			15	5,905		5,920

Total	$1,351		$324		$1,880	$3,555	$859,961	$2,293	$865,809

Purchased credit impaired loans									331

Total Loans									$866,140

	Accrual Loans
December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due		Total Past Due	Current	Nonaccrual Loans	Total Loans
Commercial	$64	$1	$		$65	$358,496	$519	$359,080
Real estate:
Construction						73,402		73,402
Commercial	1,238	4,063			5,301	496,785	32	502,118
Residential	2,125	2,993		146	5,264	191,299	870	197,433
Consumer	22	20		10	52	6,614		6,666

Total	$3,449	$7,077		$156	$10,682	$1,126,596	$1,421	$1,138,699

Purchased credit impaired loans								540

Total Loans								$1,139,239

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2021 and 2020, and as of and for the year ended, December 31, 2020 by major loan classification, excluding purchased credit impaired loans:

				This Quarter		Year-to-Date
September 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$608	$608		$791	$8	$1,243	$58
Real estate:
Construction				479		643
Commercial	1,757	1,757		1,214	16	1,949	58
Residential	2,660	2,790		2,581	27	2,567	89
Consumer

Total	5,025	5,155		5,065	51	6,402	205

With an allowance recorded:
Commercial
Real estate:
Construction
Commercial	5,883	5,883	48	5,907	110	4,958	253
Residential
Consumer

Total	5,883	5,883	48	5,907	110	4,958	253

Commercial	608	608		791	8	1,243	58
Real estate:
Construction				479		643
Commercial	7,640	7,640	48	7,121	126	6,907	311
Residential	2,660	2,790		2,581	27	2,567	89
Consumer

Total	$10,908	$11,038	$48	$10,972	$161	$11,360	$458

	Recorded Investment	Unpaid Principal Balance	Related Allowance	For the Year Ended
December 31, 2020				Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,565	$1,675		$1,356	$416
Real estate:
Construction
Commercial	6,821	6,821		4,392	311
Residential	2,657	2,787		2,493	146
Consumer

Total	11,043	11,283		8,241	873

With an allowance recorded:
Commercial				561
Real estate:
Construction
Commercial				391	65
Residential
Consumer

Total				952	65

Commercial	1,565	1,675		1,917	416
Real estate:
Construction
Commercial	6,821	6,821		4,783	376
Residential	2,657	2,787		2,493	146
Consumer

Total	$11,043	$11,283		$9,193	$938

				This Quarter		Year-to-Date
September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,732	$1,842		$1,896	$154	$1,630	$354
Real estate:
Construction
Commercial	3,124	3,510		6,141	10	4,944	76
Residential	2,652	2,782		2,700	12	2,564	118
Consumer

Total	7,508	8,134		10,737	176	9,138	548

With an allowance recorded:
Commercial	121	121	$32	121		121
Real estate:
Construction
Commercial	5,769	5,759	1	2,885	61	2,045	65
Residential
Consumer

Total	5,890	5,890	33	3,006	61	2,166	65

Commercial	1,853	1,963	32	2,017	154	1,751	354
Real estate:
Construction
Commercial	8,893	9,279	1	9,026	71	6,989	141
Residential	2,652	2,782		2,700	12	2,564	118
Consumer

Total	$13,398	$14,024	$33	$13,743	$237	$11,304	$613

For the three and nine months ended September 30, interest income related to impaired loans, would have been $21 and $70 in 2021 and $33 and $89 in 2020 had the loans been current and the terms of the loans not been modified.
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
Included in the commercial loan and commercial and residential real estate categories are troubled debt restructures that are classified as impaired. Troubled debt restructures totaled $9,206 at September 30, 2021, $9,985 at December 31, 2020 and $9,893 at September 30, 2020.
There were no loans modified as troubled debt restructures during the three and nine months ended September 30, 2021. There were no loans modified as troubled debt restructures during the third quarter of 2020 and nine loans modified during the nine months ended September 30, 2020 totaling $7,817.
During the three and nine months ended September 30, 2021, there were no defaults on restructured loans. During the three months ended September 30, 2020, there were no defaults on restructured loans and one default on a restructured loan totaling $368 during the nine months ended September 30, 2020.
6. Other assets:
The components of other assets at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021		December 31, 2020
Other real estate owned	$		$422
Bank owned life insurance		31,999	31,425
Restricted equity securities		2,171	1,759
Deferred tax assets		3,825	3,907
Lease right-of-use assets		1,516	2,278
Other assets		8,641	8,629

Total		$48,152	$48,420

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
Interest rate swap hedges
: The fair value of interest rate swaps is based on an external derivative model using input data of the valuation date.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
September 30, 2021	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and Municipals:
Taxable	$22,176		$22,176
Tax-exempt	43,542		43,542
Mortgage-backed securities:
U.S. Government agencies	35,611		35,611
U.S. Government-sponsored enterprises	15,339		15,339
Corporate debt obligations	15,037		15,037

Total	$131,705		$131,705

Interest rate swap hedge	$599		$599

December 31, 2020	Fair Value Measurement Using
	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and municipals:
Taxable	$22,574		$22,574
Tax-exempt	18,395		18,395
Mortgage-backed securities:
U.S. Government agencies	26,991		26,991
U.S. Government-sponsored enterprises	25,052		25,052
Corporate debt obligations	10,683		10,683

Total	$103,695		$103,695

Interest rate swap hedge	$172		$172

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
Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
September 30, 2021	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans, net of related allowance	$5,835			$5,835

Total	$5,835			$5,835

December 31, 2020	Fair Value Measurement Using
	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$422			$422

Total	$422			$422

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value at September 30, 2021 and December 31, 2020.

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2021	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,835	Appraisal of collateral	Appraisal adjustments	0.0% to 0.0% (0.0%)
			Liquidation expenses	7.0% to 7.0% (7.0%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Other real estate owned	$422	Appraisal of collateral	Appraisal adjustments	20.0% to 14.0% (8.4%)
			Liquidation expenses	10.0% to 10.0% (10.0%)
The carrying and fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020 and their placement within the fair value hierarchy are as follows:

	Carrying Amount	Fair Value Hierarchy
September 30, 2021		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$186,078	$186,078	$186,078
Investment securities	131,705	131,705		$131,705
Loans held for sale	443	443		443
Net loans	855,306	840,466			$840,466
Accrued interest receivable	2,604	2,604		715	1,889
Restricted equity securities	2,171	2,171
Interest rate swap hedges	599	599		599
Financial liabilities:
Deposits	$1,069,574	$1,070,933		$1,070,933
Long-term debt	52,004	54,920		54,920
Accrued interest payable	847	847		847

	Carrying Amount	Fair Value Hierarchy
December 31, 2020		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$49,781	$49,781	$49,781
Investment securities available-for-sale	103,695	103,695		$103,695
Loans held for sale	4,338	4,338		4,338
Net loans	1,127,039	1,116,618			$1,116,618
Accrued interest receivable	4,216	4,216		578	3,638
Restricted equity securities	1,759	1,759
Interest rate swap hedges	172	172		172
Financial liabilities:
Deposits	$1,015,460	$1,018,529		$1,018,529
Long-term debt	228,765	231,748		231,748
Accrued interest payable	1,038	1,038		1,038

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
Review of Financial Position:
Total assets decreased $114,761 to $1,242,793 at September 30, 2021, from $1,357,554 at December 31, 2020. Loans, net, decreased to $866,140 at September 30, 2021, compared to $1,139,239 at December 31, 2020, a decrease of $273,099. The decrease in loans was due primarily to SBA forgiveness payments on PPP loans. Approximately 91.3%, amounting to $247,625 of outstanding PPP loans at December 31, 2020, were forgiven in the first nine months of 2021. Business lending, including commercial and commercial real estate loans, decreased $224,997, retail lending, including residential mortgages and consumer loans, decreased $16,472, and construction lending decreased $31,630 during the nine months ended September 30, 2021. Investment securities increased $28,010, or 27.0%, in the nine months ended September 30, 2021. Noninterest-bearing deposits increased $18,956, while interest-bearing deposits increased $35,158 during the nine months ended September 30, 2021. Total stockholders’ equity increased $10,144, to $107,576 at September 30, 2021 from $97,432 at year-end
2020. The increase in stockholders’ equity was caused primarily by the recognition of net income offset partially by a change in accumulated other comprehensive income. For the nine months ended September 30, 2021, total assets averaged $1,301,414, an increase of $56,838 from $1,244,576 for the same period in 2020.
Investment Portfolio:
The Company’s entire investment portfolio is held as
available-for-sale,
which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when favorable market opportunities exist. Investment securities available-for-sale
totaled $131,705 at September 30, 2021, an increase of $28,010, or 27.0%, from $103,695 at December 31, 2020. Activity in the investment portfolio during the nine months of 2021, included purchases of $74,503, sales of $30,442 and repayments of $13,073.
For the nine months ended September 30, 2021, the investment portfolio averaged $139,504, an increase of $64,311 compared to $75,193 for the same period last year. The tax-equivalent
yield on the investment portfolio decreased 68 basis points to 2.01% for the nine months ended September 30, 2021, from 2.69% for the comparable period of 2020.
Securities
available-for-sale
are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized losses of $80, net of deferred income tax of $17 at September 30, 2021, and net unrealized gains of $1,962, net of deferred income taxes of $412 at December 31, 2020. The change in the unrealized holding gain was the result of increases in general market rates.
Loan Portfolio:
Loans, net, decreased to $866,140 at September 30, 2021 from $1,139,239 at December 31, 2020, a decrease of $273,099, or 24.0%. The decrease in the loan portfolio was attributable to forgiveness payments on PPP loans totaling $247,625 and a decrease in organic loan growth of $44,868, offset partially by the origination of PPP loans of $19,394. Business loans, including commercial and commercial real estate loans, decreased $224,997, or 26.1%, to $636,576 at September 30, 2021 from $861,575 at December 31, 2020. Retail loans, including residential real estate and consumer loans, decreased $16,472, or 8.1%, to $187,790 at September 30, 2021 from $204,262 at December 31, 2020. Construction lending decreased $31,630, or 43.1%, to $41,772 at September 30, 2021 from $73,402 at December 31, 2020. PPP loans, net of unearned loan fees, totaled $23,579 at September 30, 2021 and $251,810 at December 31, 2020.
For the nine months ended September 30, 2021, loans averaged $1,017,390, a decrease of $21,868 compared to $1,039,258 for the same period in 2020. The tax-equivalent
yield on the loan portfolio was 4.38% for the nine months ended September 30, 2021, a 20 basis point increase from 4.18% for the comparable period last year. The increase in the loan yield was caused by an increase in fees earned on PPP loans. However, the continuation of the low interest rate environment may cause a decline in loan yield as higher yields from payments and prepayments on existing loans are replaced by lower yields originated on new and refinanced loans. Concerns about the spread of
COVID-19
and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the Federal Open Market Committee of the Federal Reserve Board to aggressively cut the target Federal Funds rate by
150-basis
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
The contractual amounts of
off-balance
sheet commitments at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
Unused portions of lines of credit	$104,774	$92,848
Construction loans	19,111	24,751
Commitments to extend credit	30,104	10,275
Deposit overdraft protection	17,039	18,117
Standby and performance letters of credit	9,512	6,577

Total	$180,540	$152,568

Asset Quality:
Nonperforming assets increased $1,400 to $13,362 at September 30, 2021 from $11,962 at December 31, 2020. The increase resulted from a $872 increase in nonaccrual loans, and a $1,724 increase in accruing loans past due 90 days or more, which were offset by reductions of $774 in accruing restructured loans and $442 in other real estate owned. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.54% at September 30, 2021 compared to 1.05% at December 31, 2020. Nonperforming assets increased $1,380 in the third quarter of 2021 due to an increase of $1,789 in accruing loans past due 90 days or more, with reductions of $103 in nonaccrual loans, $87 in accruing restructured loans and $219 in foreclosed assets. The increase in accruing loans past due 90 days or more in the third quarter of 2021 was due to one commercial real estate relationship.
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
The allowance for loan losses decreased $1,366 to $10,384 at September 30, 2021, from $12,200 at the end of 2020 primarily as a result of recognizing a recovery of provision for loan losses and reduced net charge offs. We recognized a $735 recovery of provision for loan losses in 2021 due to experiencing continued stability in the credit quality of the loan portfolio since the onset of the pandemic, as well as evidence of an overall mitigation of related risks factors and decline in organic loan growth. As a result of the uncertainty of the magnitude and longevity of the impact of
COVID-19,
the Company bolstered its allowance for loan losses through additional provisions totaling $6,282 in 2020 due primarily to increased qualitative factors for the economy and concentrations in industries specifically affected by the virus. Current national and local economic conditions reflect a more stable economic climate in 2021 compared with the previous year. The Company was able to decrease its qualitative factors based on the discontinuance of the need to provide CARES Act payment deferrals, improvements in industries most likely to be affected by the pandemic, and continued stability in the credit quality metrics of the loan portfolio. For the nine months ended September 30, net charge offs were $631, or 0.08% of average loans outstanding in 2021 compared to $1,548, or 0.20% of average loans outstanding for the same period in 2020.
Deposits:
We attract the majority of our deposits from within our
12-county
market area by offering various deposit products including demand deposit accounts, NOW accounts, business checking accounts, money market deposit accounts, savings accounts, club accounts and time deposits, including certificates of deposit and individual retirement accounts. For the nine months ended September 30, 2021, total deposits increased $54,114 to $1,069,574 from $1,015,460 at December 31, 2020. The increase was due to the successful acquisition of a municipal relationship in 2021. Noninterest-bearing transaction accounts increased $18,956, while interest-bearing accounts increased $35,158. Specifically, interest-bearing transaction accounts, including money market, NOW and savings, increased $67,572 and time deposits, including certificates of deposit and individual retirement accounts decreased $32,414 for the nine months ended September 30, 2021.

For the nine months ended September 30, interest-bearing deposits averaged $869,603 in 2021 compared to $828,884 in 2020. The cost of interest-bearing deposits was 0.38% in 2021 compared to 0.71% in 2020. Consistent with recent FOMC actions to keep short-term rates at a historically low level due to the onset of
COVID-19,
we took action to lower deposit rates to fend off net interest margin contraction due to changes in loan yields as payments on higher earning existing loans were replaced by lower yields originated on new and refinanced loans.
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
Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from Atlantic Community Bankers Bank (“ACBB”), Pacific Community Bankers Bank (“PCBB”) and the FHLB. At September 30, 2021 and December 31, 2020, we did not have any short-term borrowings outstanding.
Long-term debt totaled $52,004 at September 30, 2021 as compared to $228,765 at December 31, 2020. The large decrease in long-term debt is attributable to the payoff of all existing advances taken through the Federal Reserve Bank’s PPPLF, whereby loans originated through the PPP program were pledged as security to facilitate advancements made through the program. For the nine months ended September 30, long-term debt averaged $128,490 in 2021 and $117,602 in 2020. The average cost of long-term debt was 1.82% for the nine months ended September 30, 2021, an increase from 0.74% for the same period last year.
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
As a result of the
COVID-19
pandemic impact on the economy, it has become increasing more challenging to manage IRR. IRR and effectively managing it are very important to both Bank management and regulators. Bank regulations require us to develop and maintain an IRR management program that is overseen by the Board of Directors and senior management, which involves a comprehensive risk management process to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in a bank’s risk management process or high-risk exposure relative to capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of a bank’s risk management process is a determining factor when evaluating capital adequacy.
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
Our cumulative
one-year
RSA/RSL ratio equaled 1.87 at September 30, 2021. Given recent inflationary pressure and the potential for rates to rise, the focus of ALCO has been to increase the amount of repricing assets.
The current position at September 30, 2021, indicates that the amount of RSA repricing within one year would exceed that of RSL, with rising rates causing an increase in net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.
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
As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Given an instantaneous and parallel shift in interest rates of plus and minus 100 basis points, our projected net interest income for the 12 months ending September 30, 2021, would increase 9.03% and decrease 5.79% from model results using current interest rates. We will continue to monitor our IRR through employing deposit and loan pricing strategies and directing the reinvestment of loan and investment repayments to manage our IRR position.
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
We employ several analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2021. Our noncore funds at September 30, 2021 were comprised of time deposits in denominations of $250 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered highly volatile. At September 30, 2021, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was (10.74)%, while our net short-term noncore funding ratio, noncore funds maturing within one-year,
less short-term investments to assets equaled 3.61%. Comparatively, our net noncore dependence ratio was 14.60% while our net short-term noncore funding ratio was 0.94% at December 31, 2020.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing, and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $136,297 during the nine months ended September 30, 2021 as compared with a decrease of $18,390 for the same period last year. For the nine months ended September 30, 2021, we realized net cash inflows of $15,390 from operating activities and $241,829 from investing activities offset partially by net cash outflows of $120,922 from financing activities. For the nine months ended September 30, 2020, we realized a net cash outflow of $320,801 from investing activities offset partially by net cash inflows of $2,501 from operating activities and $299,910 from financing activities.
Operating activities provided net cash of $15,390 for the nine months ended September 30, 2021 compared to $2,501 for the same period last year. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation, amortization, and the provision for loan losses, is the primary source of funds from operations.
Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $241,829 for the nine months ended September 30, 2021. For the comparable period in 2020, investing activities used net cash of $320,801. For the nine months ended September 30, 2021, loan forgiveness from PPP loans offset partially by purchases of investment securities available-for-sale
were the primary factors for the net cash provided by investing activities. For the comparable period of 2020, loan originations from PPP loans were the primary factor for the increase in loans.
Financing activities used net cash of $120,922 for the nine months ended September 30, 2021 and provided net cash of $299,910 for the same period last year. Liquidity generated through funds from deposit gathering were more than offset by repayments on long-term debt from the Federal Reserve Bank’s PPPLF secured borrowing arrangement for the purpose of financing PPP loans in 2021. Funds from deposit gathering and proceeds received through long-term debt were the major factors for the net funds provided from financing activities in 2020. Transfer of deposits in sale totaled $42,191 during the nine months ended September 30, 2021 as a noncash item.
We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds are expected to enable us to meet all cash obligations as they come due.
Capital:
Stockholders’ equity totaled $107,576, or $11.49 per share, at September 30, 2021, and $97,432, or $10.47 per share, at December 31, 2020. The net increase in stockholders’ equity in the nine months ended September 30, 2021 was primarily a result of the recognition of net income offset by a change in other accumulated comprehensive income.
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

As of September 30, 2021 and December 31, 2020, the Bank was categorized as well capitalized. Listed in the table below is a comparison of the Bank’s actual capital amounts with the minimum requirements for well capitalized banks, as defined above.

	Actual		Minimum Regulatory Capital Ratios under Basel III			Well Capitalized under Basel III
September 30, 2021:	Amount	Ratio	Amount	Ratio		Amount	Ratio
CBLR Framework
Tier 1 capital (to average total assets): (i.e., leverage ratio)	$127,526	10.4%	(1)		(1)	$104,141	≥	8.5%

	Actual		Minimum Regulatory Capital Ratios under Basel III			Well Capitalized under Basel III
December 31, 2020:	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total risk-based capital (to risk-weighted assets)	$126,108	14.2%	$93,462	≥	10.5%	$89,011	≥	10.0%
Tier 1 capital (to risk-weighted assets)	114,967	12.9%	75,659	≥	8.5%	71,209	≥	8.0%
Common equity tier 1 risk-based capital (to risk-weighted assets)	114,967	12.9%	62,308	≥	7.0%	57,857	≥	6.5%
Tier 1 capital (to average total assets)	114,967	9.8%	47,102	≥	4.0%	58,877	≥	5.0%

(1)	Under the CBLR Framework, capital adequacy amounts and ratios are not applicable as qualifying depositary institutions are evaluated solely on whether or not they are well capitalized.
Based on the most recent notification from the FDIC, the Bank was categorized as well capitalized at September 30, 2021 and December 31, 2020. There are no conditions or negative events since this notification that we believe have changed the Bank’s well capitalized status.
Review of Financial Performance:
We reported net income of $10,955, or $1.17 per basic and diluted weighted average common share, for the nine months ended September 30, 2021, compared to a net loss of $22,794, or $2.46 per basic and diluted weighted average common share, for the same period last year. For the third quarter ended September 30, net income was $3,115 or $0.33 per basic and diluted weighted average common share in 2021 as compared to net income of $695, or $0.08 per basic and diluted weighted average common share in 2020.
Major factors impacting 2021 earnings included the acceleration of income earned on PPP loans, the recognition of a deposit premium on branch sales and the recovery of provision for loan losses. During the nine months ended September 30, 2021, SBA forgiveness of PPP loans increased causing an acceleration in the recognition of fees as these loans were paid off. Approximately 91.3%, amounting to $247,625 of the outstanding PPP loans at December 31, 2020, were forgiven during the nine months of 2021. Net interest income generated from PPP loans totaled $2,268 in the third quarter of 2021 and $6,604 during the nine months of 2021. On May 21, 2021, the Company completed the sale of the branch office located in Meyersdale and related liabilities of the Meyersdale and Somerset branches, resulting in the recognition of $1,602 of noninterest income in the form of a deposit premium. As aforementioned, the $735 recapture of the provision for loan losses was a result of waning risk factors associated with the continued recovery from the impact of the pandemic, coupled with credit portfolio performance trends and decline in organic loan growth.
The major factors causing the reported net losses of $22,794 for the nine months ended September 30, 2020 were a non-cash
charge related to the recognition of goodwill impairment and an increase in the provision for loan losses, both stemming from the
COVID-19
pandemic. The goodwill impairment of $24,754 had no impact on tangible book value, regulatory capital ratios, liquidity and the Company’s cash balances. For the three and nine months ended September 30, 2020, the provisions for loan losses totaled $1,844 and $5,656, respectively.
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
For the nine months ended September 30,
tax-equivalent
net interest income increased $2,109 to $31,211 in 2021 from $29,102 in 2020. The increase in tax-equivalent
net interest income was primarily attributable to recognizing interest income of $6,604 in the nine months ended September 30, 2021 on PPP loans compared to $2,501 for the same period last year. The tax-equivalent
net interest margin for the nine months ended September 30 was 3.39% in 2021 compared to 3.37% in 2020. The net interest spread increased to 3.28% for the nine months ended September 30, 2021 from 3.25% for the nine months ended September 30, 2020. Adding to the positive impact of the improvement in the net interest margin was a net increase in the volume of average earning assets as compared to the increase in average interest-bearing liabilities. Overall, average earning assets increased $76,425 while average interest-bearing liabilities increased $41,841 comparing the nine months ended September 30, 2021 and 2020.
For the three months ended September 30,
tax-equivalent
net interest income decreased slightly by $93 to $10,411 in 2021 from $10,504 in 2020. Average earning assets decreased $123,363 while average earning liabilities decreased $152,747 comparing the third quarters of 2021 and 2020. The tax-equivalent
net interest margin for the three months ended September 30, was 3.57% in 2021 compared to 3.26% in 2020. The net interest spread increased to 3.45% for the three months ended September 30, 2021 from 3.17% for the three months ended September 30, 2020.

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

	Nine months ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans:
Taxable	$987,840	$32,615	4.41%	$1,005,344	$31,649	4.21%
Tax exempt	29,550	681	3.08%	33,914	891	3.51%
Investments:
Taxable	96,062	1,537	2.14%	67,222	1,291	2.57%
Tax exempt	43,442	557	1.71%	7,971	223	3.74%
Interest bearing deposits	72,979	64	0.12%	38,997	112	0.38%
Federal funds sold

Total earning assets	1,229,873	35,454	3.85%	1,153,448	34,166	3.96%
Less: allowance for loan losses	11,708			8,431
Other assets	83,249			99,559

Total assets	$1,301,414			$1,244,576

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$152,423	$122	0.11%	$116,504	$288	0.33%
NOW accounts	327,154	259	0.11%	291,182	574	0.26%
Savings accounts	170,855	87	0.07%	142,385	117	0.11%
Time deposits	219,171	2,023	1.23%	278,813	3,405	1.63%
Short term borrowings				9,766	28	0.38%
Long-term debt	128,490	1,752	1.82%	117,602	652	0.74%

Total interest-bearing liabilities	998,093	4,243	0.57%	956,252	5,064	0.71%
Non-interest-bearing demand deposits	187,167			163,886
Other liabilities	13,818			12,952
Stockholders’ equity	102,336			111,486

Total liabilities and stockholders’ equity	$1,301,414			$1,244,576

Net interest income/spread		$31,211	3.28%		$29,102	3.25%

Net interest margin			3.39%			3.37%
Tax-equivalent adjustments:
Loans		$143			$187
Investments		117			47

Total adjustments		$260			$234

Provision for Loan Losses:
We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2021.
We recognized a $735 recovery of provision for loan losses for the nine months ended September 30, 2021, compared to a provision for loan losses of $5,656 in 2020. For the quarter ended September 30, no provision for loan losses was recorded in 2021 compared to a provision for loan losses of $1,844 in 2020. The Company was able to decrease its qualitative factors in 2021 based on the discontinuance of the need for CARES Act payment deferrals, improvements in industries most likely to be affected by the pandemic, and continued stability in the credit quality metrics of the loan portfolio. Despite the improvements brought on by medical advances, government assistance programs and their positive impacts on employment and consumer and business activity, future credit loss provisions are subject to significant uncertainty as the pandemic recovery continues to unfold. Our future provisions may increase due to the growth of loan delinquencies and charge-offs resulting from
COVID-19
related financial stress.
Noninterest Income:
For the nine months ended September 30, noninterest income totaled $8,306 in 2021, an increase of $1,217 from $7,089 in 2020. The increase was primarily attributable to recognizing a $1,602 deposit premium from the sale of deposits of two branch offices and increases of $135 and $80 from trust and wealth management income. Partially offsetting these positive influences were decreases of $498 in gains from the sale of investment securities and $460 in mortgage banking income. Mortgage banking income decreased for the nine months ended September 30, 2021 as compared to the same period in 2020 due to a reduction in residential refinancing mortgage activity.
For the quarter ended September 30, noninterest income totaled $2,088 in 2021, a decrease of $70 from $2,158 in 2020. The primary contributors to the decline were a $297 reduction in mortgage banking income offset partially by a $149 increase in service charges, fees and commissions.
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
Noninterest expense decreased $26,639, to $26,505 for the nine months ended September 30, 2021, from $53,144 for the same period last year. The decrease was primarily due to writing off the entire amount of goodwill on the books totaling $24,754 in 2020. Excluding this nonrecurring charge, noninterest expense would have decreased $1,885, or 6.6%, comparing the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, salaries and employee benefit expenses decreased $980, or 6.3%, to $14,472 in 2021 from $15,452 in 2020. Net occupancy expense decreased $592, or 16.1%, to $3,084 in 2021 from $3,676 in 2020. The primary cause for the decrease in cost was due to branch closures and the sale of two branch offices. Other expenses decreased $115, or 1.3%, to $8,597 in 2021 compared to $8,713 in 2020 as a result of implementing cost savings initiatives in the latter part of 2019.
Noninterest expense decreased to $8,594 for the three months ended September 30, 2021, from $9,978 for the same period last year. The overall decrease was primarily due to implementing efficiency initiatives with respect to staffing beginning in the fourth quarter of 2019.
Income Taxes:
We recorded an income tax expense of $2,532 for the nine months ended September 30, 2021 compared to a tax benefit of $49 for the nine months ended September 30, 2020. For the three months ended September 30, we recorded income tax expense of $704 in 2021 compared to $67 in 2020. The effective tax rates were 18.8% and 18.4% for the nine and three months ended September 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
At September 30, 2021, the end of the period covered by this Quarterly Report on Form
10-Q,
the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in
Rule 13a-15(e)
under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures at September 30, 2021 were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.
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

Date: November 4, 2021

By:	/s/ Scott A. Seasock
Scott A. Seasock
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2021